Form 10-Q
period 1995-03-31
CHYRON CORP
filed 1995-05-12
CIK 20232

FORM 10-Q

                  SECURITIES AND EXCHANGE COMMISSION

                         Washington, DC 20549

             QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                  THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 1995 Commission File Number 1-9014

                             Chyron Corporation
        (Exact name of registrant as specified in its charter)

                     New York                        11-2117385
        (State or other jurisdiction of    (I.R.S. Employer Identification
         incorporation or organization)                 Number)

          5 Hub Drive, Melville, NY                       11747
      (Address of principal executive offices)         (Zip Code)

                                (516) 845-2000
          (Registrant's telephone number including area code)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

                          Yes  X       No

  APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS

  Indicate by a check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                          Yes  X       No

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

            Common Stock $.01 Par Value - 87,460,479 as of

                              May 2, 1995

                  This document consists of 14 pages

  ITEM 1. FINANCIAL STATEMENTS

                          CHYRON CORPORATION
                      CONSOLIDATED BALANCE SHEETS
           (In thousands except share and per share amounts)

                                ASSETS
                                                     March 31,    December
                                                       1995       31, 1994
                                                    (Unaudited)
  Current assets:
    Cash..........................................   $    2,713  $   1,555
    Accounts and notes receivable, net............       13,357     13,225
    Inventories ..................................        5,936      5,464
    Prepaid expenses .............................        1,718      1,898

      Total current assets .......................       23,724     22,142

  Trade notes receivable .........................           86        100
  Property and equipment, net ....................        3,698      3,646
  Software development costs .....................        2,362      2,520
  Other assets ...................................          243        236


  TOTAL ASSETS ...................................   $   30,113  $  28,644


                 LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and accrued expenses ........   $    7,712  $   6,974
    Reserve for West Coast restructuring..........        2,089      2,824
    Deferred revenue..............................           71         34
    Capital lease obligations.....................          204        207
    Convertible subordinated notes payable........          100
     Total current liabilities ...................       10,176     10,039

  Notes payable...................................        4,500      4,500
  Capital lease obligations.......................          257        229
  Convertible subordinated notes payable..........                     100


      Total liabilities...........................       14,933     14,868


  Shareholders' equity:
    Preferred stock, par value without designation
      Authorized - 1,000,000 shares, Issued - none
    Common stock, par value $.01
      Authorized - 150,000,000 shares
      Issued and outstanding -
        87,460,479 shares in March 1995,
        87,392,524 shares in December 1994........          875        874
    Additional paid-in capital ...................       19,558     19,035
    Retained (deficit)............................       (5,253)   (6,133)
  Total shareholders' equity......................       15,180     13,776

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......   $   30,113  $  28,644


            See Notes to Consolidated Financial Statements

                          CHYRON CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                (In thousands except per share amounts)

                              (Unaudited)

                                                       1995        1994

  Net sales.....................................  $    11,437   $   9,811

  Costs and expenses:
    Manufacturing ..............................        5,075       4,501
    Selling, general and administrative ........        3,589       3,400
    Research and development ...................          980         953

    Management fee..............................          232         294

    Total costs and expenses ...................        9,876       9,148

  Operating income .............................        1,561         663

  Interest expense, net.........................         (153)       (147)

  Income before income taxes ...................        1,408         516

  Income taxes/equivalent provision.............          528         193

  Net income....................................          880         323

  Retained (deficit) earnings - beginning of
    period......................................       (6,133)      2,861

  Retained (deficit) earnings - end of period...       (5,253)  $   3,184

  Earnings per common share.....................  $       .01   $     Nil

  Weighted average number of common and common
    equivalent shares outstanding...............       89,844       89,572









            See Notes to Consolidated Financial Statements

                          CHYRON  CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 1995 AND 1994
                                 (In Thousands)

                                 (Unaudited)

  CASH FLOWS FROM OPERATING ACTIVITIES                     1995       1994

  Net income                                           $    880   $    323
  Adjustments to reconcile net income
   to net cash provided by operations:
     Depreciation and amortization ...................      442        522
     Income tax equivalent provision..................      516        175
  Changes in operating assets and liabilities:
     Accounts and trade notes receivable, net.........     (118)       447
     Inventories......................................     (472)      (249)
     Prepaid expenses ................................      180         (3)
     Accounts payable and accrued expenses ...........      738       (499)
     Deferred revenue.................................       37
     Reserve for West Coast restructuring.............     (735)
  Net cash provided by operating activities...........    1,468        716

  CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of property and equipment...............     (202)      (217)
  Capitalized software development ...................      (46)      (443)
  Other assets........................................       (7)         8
  Net cash (used in) investing activities.............     (255)      (652)


  CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of capital lease obligations...............      (63)
  Proceeds from exercise of common stock purchase
   warrants, net......................................        8         13
  Payments of Chapter 11 claims and other
   reorganization items...............................                 (21)
  Net cash (used in) financing activities.............      (55)        (8)

  Change in cash......................................    1,158         56
  Cash at beginning of period.........................    1,555        213

  Cash at end of period............................... $  2,713   $    269

  SUPPLEMENTAL CASH FLOW INFORMATION
  Interest payments................................... $    122   $    310
  Income tax payments................................. $     18   $     51



            See Notes to Consolidated Financial Statements

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

  CONTROL OF REGISTRANT

         Pesa, Inc. ("Pesa"), a Delaware company, owns approximately 68% of Chyron Corporation's issued and outstanding common stock.
  Pesa is a 100% owned subsidiary of a Spanish company, Pesa
  Electronica, S.A. ("Electronica"), which in turn was 99% owned by the Spanish company, Amper, S.A. On June 24, 1994, Amper,
  S.A. sold all of the issued and outstanding shares of stock of Electronica to Sepa Technologies Ltd., Co. ("Sepa"). Sepa is a Georgia limited liability company. Incidental to Sepa's purchase of Electronica, Sepa obtained ultimate control of Chyron Corporation (the "Company" or "Chyron"). Pesa currently holds legal title to 59,414,732 shares of Chyron. On August 2, 1994, Sepa acquired from certain foreign shareholders
  14,000,000 shares of Chyron common stock. Consequently, Sepa directly, and indirectly through Pesa, currently is the beneficial owner of 73,414,732 shares, resulting in an aggregate 84.0% ownership interest.

         On October 7, 1994, Electronica filed in Spain "Suspencion de Pagos". The proceeding is roughly equivalent to a Chapter 11 reorganization under the U.S. bankruptcy laws. Chyron's management believes that Electronica's filing will not materially adversely affect the business or operations of Chyron. See Other Information Note to the Consolidated
  Financial Statements.

  RELATED PARTY TRANSACTIONS

         In December 1991, the Company entered into a Management Agreement with Electronica, which was subsequently assigned to Pesa to provide business and technical services to the Company. In connection with Sepa's acquiring a controlling interest in Electronica and, consequently, an indirect controlling interest in Pesa, Pesa assigned its rights and obligations under the Management Agreement to Sepa in July 1994. The Management Agreement was subsequently amended and restated to extend its expiration date to December 31, 1997, to reduce the annual maximum management fee payable from 3% to 2.5% of consolidated revenues (as defined therein) after December 31, 1994 and to give the Company the option to prepay the management fee for the period July 1, 1994 through December 31, 1995 at a 25% discount off the aggregate estimated yearly fees. The Company took advantage of this additional discount, saving an estimated aggregate total of $486,250 in fees for the eighteen month period ending December 31, 1995. Management fees for the three months ended March 31, 1995 and 1994 amounted to $232,000 and $294,000, respectively. The prepaid management fee to Sepa amounted to $679,000 at March 31, 1995.

         The Company shares certain trade show and facility costs with Pesa and Electronica. Such services amounted to $4,000 and $23,000 for the three months ended March 31, 1995 and 1994, respectively, and were billed to these related parties under a usage based allocation.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

         As of March 31, 1995 and December 31, 1994, the Company was indebted to Sepa and its affiliates for $9,000 and $49,000, respectively, representing the cost of services provided, the management fee and interest accrued on the Convertible Subordinated Notes. Also as of these dates, the Company had outstanding receivables due from Sepa and its affiliates for equipment and services amounting to $572,000 and $685,000, respectively. In light of Electronica's filing "Suspencion de Pagos" in Spain, $464,000 and $545,000 of these receivables have been reserved for as of March 31, 1995 and December 31, 1994, respectively.

  BASIS OF PRESENTATION

         The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting.
  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

         In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

  PRINCIPLES OF CONSOLIDATION

         The consolidated financial statements at March 31, 1995 include the accounts of the Company and its wholly owned subsidiary, Digital Services Corporation (currently an inactive entity).
  All significant intercompany transactions and accounts are eliminated in consolidation.

  COMMON STOCK EQUIVALENTS

         In December 1991, the Company originally issued to Pesa $5 million of Convertible Subordinated Notes ("Notes"). The Notes are convertible into shares of Chyron common stock at a conversion rate of $.20 per share. As of March 31, 1995, only $100,000 of the Notes are outstanding. See Convertible Subordinated Notes Payable Note to the Consolidated Financial Statements.

         In January 1992, shareholders of the Company, other than Pesa, received one Common Stock Purchase Warrant for every two shares of common stock. The Company issued 5,795,555 of these warrants. Each warrant entitles its holder to purchase one share of the Company's common stock at $.20 per share. These warrants expire on January 31, 1996. As of March 31, 1995, a total of 1,970,014 Common Stock Purchase Warrants have been exercised.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

  EARNINGS PER SHARE

         Earnings per share is based on the weighted average number of common shares outstanding during the period plus additional shares issuable upon the assumed exercise of outstanding Common
  Stock Purchase Warrants. Fully diluted earnings per share are not presented since such presentation would not be materially different from primary earnings per share.

  ACCOUNTS AND NOTES RECEIVABLE

         Accounts and notes receivable are stated net of an allowance for doubtful accounts of $2,474,000 and $2,204,000 at March 31, 1995 and December 31, 1994, respectively. The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations.

         Accounts and notes receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets.

  INVENTORIES

         Inventories consist of the following:

                                  03/31/95    12/31/94
                                     (In thousands)

          Finished goods           $ 1,986    $ 1,811
          Work-in-process            2,222      1,807
          Raw material               1,728      1,846
                                  $  5,936    $ 5,464

  NOTES PAYABLE

         At March 31, 1995, the Company had $4,500,000 outstanding under a secured revolving credit facility. On April 27, 1995, the Company entered into a new two year credit facility for $10,000,000 with the CIT Group. This new facility is secured by the Company's properties and assets. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Interest is payable monthly at the prime rate plus 2% per annum. (10.5% at March
  31, 1995).

         As a result of obtaining the above described facility with the CIT Group, the Notes Payable of $4.5 million have been classified as long-term debt in accordance with Statement of Financial Accounting Standards No. 6, "Classification of Short-
  Term Obligations Expected to be Refinanced."

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

  CONVERTIBLE SUBORDINATED NOTES PAYABLE

         The 4-year Notes (originally issued on December 27, 1991 and aggregating $5.0 million) mature January 31, 1996, bear interest (payable annually in arrears) at the prime rate (8.5% at December 31, 1994), adjusted annually each December. The
  Notes were originally convertible into 25,000,000 shares of common stock of the Company at a conversion rate of 20 cents per share. When the Notes were originally issued to Pesa it was anticipated that the Notes would be resold by Pesa at face value in a private placement to various investors, including certain current and past members of management of the Company.

         Through December 27, 1993, Pesa had converted $4.8 million in aggregate principal amount of the Notes into 24 million shares of Chyron common stock. The effect of these conversions was to increase shareholders' equity by $4.8 million and reduce future years interest expense. On December 31, 1993, Pesa sold 14 million of these shares to two non-US residents, and on August
  2, 1994, Sepa acquired these 14 million shares. See Control of Registrant Note to the Consolidated Financial Statements.

         During May and September 1994, Pesa sold its remaining $200,000 in aggregate principal amount of the Notes to various current and past members of the Company's management at face value.

         As of March 31, 1995, all but $100,000 of the original aggregate principal amount of the Notes have been converted into shares of common stock of the Company.

  INCOME TAXES

         In connection with Chyron's emergence from its reorganization proceeding under Chapter 11 of the United States Bankruptcy
  Code on December 27, 1991, the Company adopted "Fresh Start
  Accounting" in accordance with AICPA Statement of Position, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

         Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in Net Income, but instead is recorded as a direct increase to Additional Paid-in Capital. During the three months ended March 31, 1995 and 1994, the income tax equivalent provision and the associated increase in Additional Paid-in Capital each amounted to $516,000 and $175,000, respectively. The income tax equivalent provision does not affect the Company's tax liability.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               UNAUDITED

  OTHER INFORMATION

         In January 1995, the Company was advised that Pesa and/or Electronica had received proposals from certain parties interested in acquiring the shares of Chyron held by Pesa. The Company, in reviewing its options to protect the interests of all of its shareholders in the event of such a sale, decided to explore the possibilities of certain strategic and financial transactions including a sale of all, or a substantial portion, of its common stock through a sale, merger or recapitalization transaction. In connection therewith, the Company has engaged in discussions with several parties. At the time of this writing, no final determination had been made with respect to the sale of the Company or any alternative transactions, and there can be no assurance that any such transaction will be consummated. Although the Company recognizes that Pesa retains the right to dispose of its shares in Chyron, in accordance with United States and New York State law, Chyron would only support any such transaction to the extent that it is fair to and in the best interests of all shareholders.

  WEST COAST RESTRUCTURING

         During the third quarter of 1994, as the result of continuing significant operating losses by the Company's West Coast
  Operations, and its inability to meet revenue and operating targets, management determined that it would be in the Company's best interest to implement a restructuring plan to eliminate a substantial number of the CMX and Aurora product lines and consolidate certain remaining products into the Company's Graphic Operations, with only certain product engineering capabilities remaining on the West Coast. As a result, the Company recorded a $12.7 million charge to operations during the third quarter of 1994, resulting from headcount reductions, consolidation costs, write-downs of assets related to discontinued product lines and accrual of estimated operating losses anticipated during the disposition period. For the three months ended March 31, 1995, operating losses of $735,000 related to the discontinued product lines were charged against the reserve for West Coast restructuring.
  See Management's Discussion and Analysis of Results of
  Operations and Financial Condition for additional discussion of the restructuring.

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
           OPERATIONS AND FINANCIAL CONDITION

  Results of Operations

  Overview

         This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

  Comparison of the Three Months Ended March 31, 1995 and 1994

         Sales increased 17% as a result of a 28% improvement in sales of the Company's graphic and character generator products, which reflects strong sales of the upper line products with particular increases coming from the Infinit!, Max>! and Maxine. Overall sales performance was limited by the discontinuation of unprofitable product lines. See West Coast
  Restructuring Note to the Consolidated Financial Statements.

         Gross margin increased to $6.4 million as a result of the 17% increase in sales. Gross margins as a percentage of sales increased to 55.6% in 1995, compared to 54.1% in 1994 which is a direct result of management's efforts to enhance productivity in the factory and the benefits of the West Coast restructuring.

         Selling, general and administrative expenses increased by $189,000 or 6%, which was primarily due to legal fees related to a potential acquisition, which has since been terminated, and to the Company's exploration of strategic and financial transactions related to the potential sale of all or some of its common stock as outlined in the Other Information Note to the Consolidated Financial Statements. The increase can also be attributed to increased selling costs related to higher sales volume. This increase is net of benefits of the West Coast restructuring and other efforts by management to decrease overall costs as is evident in the reduction of selling, general and administrative expenses as a percentage of sales from 35% in 1994 to 31% in 1995.

         Research and Development ("R&D") expenses, including the amortization of capitalized software and development, increased $27,000 due to strategic initiatives to improve the Company's profitable product lines. This increase was offset by a $48,000 decrease in the amortization of software and development costs net of amounts capitalized, which was a result of the write-offs related to the discontinuation of unprofitable product lines. See West Coast Restructuring Note to the Consolidated Financial Statements.

         Net interest expense increased $6,000 or 4% due to increases in interest rates over the prior period, which was partially offset by decreases in the outstanding loan balance. The increase in net interest expense was also due to a decrease in interest income, which was caused by a decrease from the prior period in the outstanding notes receivable.

         Income before income taxes improved $892,000 or 173% due to the increases in sales volume and gross margins coupled with cost savings measures instituted by the Company that decreased selling, general and administrative expense as a percentage of sales as described above. The increase in income before income taxes is also due to decreases in the management fee paid to Sepa, which resulted from the earlier prepayment by the Company of such fee at a discounted rate. See Related
  Party Transaction Note to the Consolidated Financial
  Statements.

  West Coast Restructuring

         As of September 30, 1994, Chyron's West Coast operations, CMX and Aurora, reflected a continuing trend of poor operating performance. Due to these disappointing results, the lack of certain products in the high growth sector of the market and the strategic decision by Chyron's management to redirect its product lines to a broader base market and to reengineer its R&D focus, the Company's management initiated a plan to restructure the West Coast operations.

         Consequently, as a major step in increasing the Company's profitability as a whole, the Company's management decided to eliminate unprofitable product lines such as CMX 6000, Cinema, Gemini, LSI and the 3500 and 3600 series product lines, reduce the workforce by 30% or 12 employees, write-down certain assets directly attributable to the unprofitable product lines to estimated net realizable value, write-off software costs that the Company felt no longer fit its strategic initiative and focus, dispose of certain assets, accrue losses for the restructuring period originally estimated to be from October
  1, 1994 through March 31, 1995, subsequently revised to be from October 1, 1994 through June 30, 1995 and downsize the Company's Santa Clara, California facility.

         The result of these measures was a restructuring charge of $12.7 million for the West Coast operations during the year ended December 31, 1994. The specific components of the restructuring charge broken-out between asset write downs and cash outlays are as follows:

         Asset write downs:
              Write down of assets to estimated
            net realizable value                    $ 6,952
              Write-off of software development
                 costs                                       1,991

              Total non cash charges                  8,943

         Cash Outlays:
              Accrued operating losses through
          date of disposition                         2,500
              Loss on lease commitment                         700
              Accrued severance for reduction in
                workforce                                      300
              Other                                            273
                                                           $12,716

         The cash outlays required by the restructuring will be funded by the Company's profitable product lines. Cash outlays for the restructuring period will include accrued operating losses, accrued severance and other costs totaling $3,773,000.
  Cash outlays through March 31, 1995 amounted to $1,750,000.
  The loss on the lease will be funded over the remaining lease term of 31 months subsequent to the restructuring period. The
  Company's graphics division has been funding the operating losses of CMX and Aurora out of its working capital since CMX and Aurora began their trend of unprofitability.

         Operating results as a result of the West Coast restructuring are projected to benefit by a savings of over $2 million for the year ending December 31, 1995, principally due to a reduction in annual salaries and employees benefits of $750,000, a decrease in depreciation and amortization expense of $200,000 per year, a reduction of overhead costs of approximately $200,000 per year, and a reduction in losses on unprofitable product lines of approximately $850,000 per year.

  Liquidity and Capital Resources

         On April 27, 1995, the Company entered into a $10,000,000, two-year, secured credit facility with the CIT Group. This facility replaced the $4.5 million secured credit facility which was to expire on April 30, 1995. As a result of obtaining the $10 million facility, the Note Payable under the Company's existing credit facility in the amount of $4.5 million due April 30, 1995 has been classified as long-term debt.

         The Company's current ratio is 2.33 to 1.00 at March 31, 1995. This calculation includes the classification of the above described Note Payable as a long-term debt and includes the West Coast restructuring reserve as a current liability.

         At March 31, 1995, the Company's commitments consisted of $2,000,000 for the license and distribution rights of a software product payable through December 31, 1995 and capital resource commitments for leases of equipment and factory office space totaling $4.6 million of which $886,000 of the capital resource commitments are payable within one year. See
    Notes Payable Note to the Consolidated Financial Statements.

PART II. OTHER INFORMATION


  ITEMS 1., 2., 3., 4. AND 5.  Not applicable

  ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:  Not applicable.

       (b) Reports on Form 8-K:

           Not applicable.

                              SIGNATURES



         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                   CHYRON CORPORATION
                                     (Registrant)




       May 12, 1995                   Mark C. Gray
          (Date)                      Mark C. Gray
                            President, Chairman of the Board
                                    of Directors and
                                Chief Executive Officer




       May 12, 1995                Patricia Lampe
          (Date)                    Patricia Lampe
                                Chief Financial Officer
                                     and Treasurer