Form 10-Q
period 1995-09-30
CHYRON CORP
filed 1995-11-07
CIK 20232

FORM 10-Q

          SECURITIES AND EXCHANGE COMMISSION

                 Washington, DC 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
          THE SECURITIES EXCHANGE ACT OF 1934


          For the Quarter Ended September 30, 1995 Commission File Number 1-
          9014

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

          Common Stock $.01 Par Value - 89,079,909 as of

                   October 31, 1995

          This document consists of 21 pages

ITEM 1. FINANCIAL STATEMENTS
                  CHYRON CORPORATION
              CONSOLIDATED BALANCE SHEETS
          (In thousands except share and per share amounts)
                      (unaudited)

                        ASSETS

                                                           September 30,
          December 31,
                                                               1995
          1994

          Current assets:
            Cash and temporary investments................     $    6,954  $
           1,555
            Accounts and notes receivable, net............         14,770
          13,225
            Inventories ..................................         10,408
           5,464
            Prepaid expenses .............................          1,312
           1,898
              Total current assets .......................         33,444
          22,142

          Property and equipment, net ....................          3,436
           3,646
          Software development costs, net.................          2,095
           2,520
          Other assets ...................................            254
             336

          TOTAL ASSETS ...................................     $   39,229  $
          28,644

          LIABILITIES AND SHAREHOLDERS' EQUITY

          Current liabilities:
            Accounts payable and accrued expenses ........     $   12,383  $
           7,008
            Reserve for West Coast restructuring..........            916
           2,824
            Capital lease obligations.....................            121
             207
            Convertible subordinated notes payable........            100

              Total current liabilities ..................         13,520
          10,039

          Notes payable...................................          6,128
           4,500
          Capital lease obligations.......................            246
             229
          Convertible subordinated notes payable..........
             100

              Total liabilities...........................         19,894
           14,868

          Shareholders' equity:
            Preferred stock, par value without designation
              Authorized - 1,000,000 shares, Issued - none
            Common stock, par value $.01
              Authorized - 150,000,000 shares
              Issued and outstanding -
                89,009,507 shares in September 1995,
                87,392,524 shares in December 1994........            890
             874
            Additional paid-in capital ...................         20,684
          19,035
            Retained (deficit)............................         (2,239)
          (6,133)
          Total shareholders' equity......................         19,335
          13,776

          TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY......     $   39,229  $
          28,644

          See Notes to Consolidated Financial Statements

                  CHYRON CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS
          THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
          (In thousands except per share amounts)

                      (Unaudited)

                                                                   1995
           1994

          Net sales.........................................  $    14,099  $
          11,006

          Costs and expenses:
            Manufacturing ..................................        6,091
           4,782
            Selling, general and administrative ............        4,637
           4,305
            Research and development .......................        1,027
             998
            Management fee..................................          232
             243
            West Coast restructuring (recapture) charge.....         (552)
          12,716

            Total costs and expenses .......................       11,435
          23,044

          Operating income (loss)...........................        2,664
          (12,038)

          Interest expense, net.............................          171
             137

          Income (loss) before income taxes.................        2,493
          (12,175)

          Income taxes/equivalent provision (benefit).......          686
            (390)

          Net income (loss).................................  $     1,807  $
          (11,785)
          Earnings (loss) per common share..................  $       .02  $
             (.13)

          Weighted average number of common and common
            equivalent shares outstanding...................       91,408
           89,622












          See Notes to Consolidated Financial Statements

                  CHYRON CORPORATION
          CONSOLIDATED STATEMENTS OF OPERATIONS
          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
          (In thousands except per share amounts)

                      (Unaudited)

                                                                  1995
          1994

          Net sales.........................................  $  38,596   $
          31,385

          Costs and expenses:
            Manufacturing ..................................     16,920
          14,278
            Selling, general and administrative ............     12,648
          11,475
            Research and development .......................      3,065
          2,769
            Management fee..................................        695
            854
            West Coast restructuring (recapture) charge.....       (552)
          12,716

            Total costs and expenses .......................     32,776
          42,092

          Operating income (loss)...........................      5,820
          (10,707)

          Interest expense, net.............................        449
            426

          Income (loss) before income taxes.................      5,371
          (11,133)

          Income taxes/equivalent provision.................      1,477


          Net income (loss).................................      3,894
          (11,133)
          Retained (deficit) earnings - beginning of period.     (6,133)
          2,861

          Retained (deficit) - end of period................  $  (2,239)  $
          (8,272)

          Earnings (loss) per common share..................  $     .04   $
           (.12)

          Weighted average number of common and common
            equivalent shares outstanding...................     90,597
          89,590







          See Notes to Consolidated Financial Statements

                  CHYRON  CORPORATION
          CONSOLIDATED STATEMENTS OF CASH FLOWS
          NINE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                    (In Thousands)
                                          (Unaudited)

          CASH FLOWS FROM OPERATING ACTIVITIES                   1995
          1994    Net income (loss)                                   $
          3,894   $(11,133)
          Adjustments to reconcile net income (loss)
           to net cash provided by operations:
             Depreciation and amortization ...................   1,481
          1,605
             Loss on abandonment of leasehold improvements....
          350
             Income tax equivalent provision..................   1,342

          Changes in operating assets and liabilities:
             Accounts and trade notes receivable, net.........  (1,463)
          3,109
             Inventories......................................  (4,944)
          1,092
             Prepaid expenses ................................     586
          (1,502)
             Accounts payable and accrued expenses ...........   5,345
          (2,519)
             Reserve for West Coast restructuring.............  (1,908)
          12,716
          Net cash provided by operating activities...........   4,333
          3,718

          CASH FLOWS FROM INVESTING ACTIVITIES
          Acquisition of property and equipment...............    (656)
          (780)
          Capitalized software development costs..............    (190)
          (1,286)
          Other assets........................................      82
           34
          Net cash (used in) investing activities.............    (764)
          (2,032)

          CASH FLOWS FROM FINANCING ACTIVITIES
          Payments of capital lease obligations...............     (69)

          Capital lease obligations incurred..................
          325
          Payment of notes payable............................  (4,500)
          (1,250)
          Net proceeds from new credit facility...............   6,128
          Proceeds from exercise of common stock purchase
           warrants, net......................................     323
           43
          Payments of Chapter 11 claims and other
           reorganization items...............................
          (80)
          Other...............................................     (52)
          (47)
          Net cash provided by (used in) financing activities.   1,830
          (1,009)

          Change in cash and temporary investments............   5,399
          677
          Cash and temporary investments at
            beginning of period...............................   1,555
          213
          Cash and temporary investments at end of period.....$  6,954   $
          890

          SUPPLEMENTAL CASH FLOW INFORMATION
          Interest payments...................................$    394   $
          391
          Income tax payments.................................$     98   $
           62

          See Notes to Consolidated Financial Statements
                    NOTES TO CONSOLIDATED
                     FINANCIAL STATEMENTS
                           UNAUDITED

          CONTROL OF REGISTRANT

              On July 25, 1995, Pesa, Inc., a Delaware corporation ("Pesa") sold 49,414,732 shares of Chyron
          Corporation ("Chyron") to the entities listed below for an aggregate purchase price of $24,719,071. Additionally, on July 25, 1995, Sepa Technologies,
          Ltd., a Georgia limited liability company ("Sepa"), and an affiliate of Pesa, sold 5,000,000 shares to the entities listed below for an aggregate purchase price of $2.6 million. On May 26 1995, Pesa sold 10,000,000 shares of Chyron to CC Acquisition
          Company A, a Delaware limited liability company ("CCACA"), for an aggregate purchase price of $5,000,000.

              The sales were made pursuant to two agreements entered into on May 26, 1995: (1) CCACA and CC Acquisition Company B, a Delaware limited liability company ("CCACB"), and an affiliate of CCACA, entered into a stock purchase agreement with Pesa (the "Pesa Agreement") pursuant to which (i) CCACA acquired 10,000,000 shares of Chyron and (ii) CCACA and CCACB agreed to acquire an additional 49,414,732 shares and (2) CCACA entered into a stock purchase agreement with Sepa (the "Sepa Agreement") pursuant to which CCACA agreed to acquire 5,000,000 shares of Chyron, and the voting rights and right of first refusal to an additional 9,000,000 shares. CCACA and CCACB are collectively referred to herein as CCAC.

              On July 25, 1995, CCACA entered into an
          agreement(the "Leubert Agreement") with Alfred O.P. Leubert Ltd., a New York corporation ("Leubert"), pursuant to which CCACA was granted a right of first refusal to acquire 300,000 shares of common stock, which shares were acquired by Leubert from Sepa and which reduced from 9,000,000 to 8,700,000 the right of first refusal to acquire shares of common stock as set forth in the Sepa Agreement.

              On July 25, 1995, CCACA and CCACB entered into an assignment and assumption agreement (the "Assignment Agreement") by and among CCACA, CCACB, WPG Corporate Development Associates IV, L.P., a Delaware limited partnership ("CDA"), WPG Corporate Development Associates IV (Overseas), L.P., a Cayman Islands exempt limited partnership ("CDAO"), WPG Enterprise Fund II, L.P., a Delaware limited partnership ("WPGII"), Weiss, Peck & Greer Venture Associates III, L.P., a Delaware limited partnership
          ("WPGIII"), Westpool Investment Trust plc., a public limited company organized under the laws of England ("WIT"), Lion Investments Limited, a limited company organized under the laws of England ("Lion") and Charles M. Diker (such individual together with CDA, CDAO, WPGII, WPGIII, WIT and Lion, the "WPG/Westpool Investor Group") and certain other persons (such persons together with the WPG/Westpool Investor Group, the "Assignees"), pursuant to which (i) CCACA assigned to the Assignees its rights under the

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       UNAUDITED

          Pesa Agreement to acquire 20,000,000 shares, (ii) CCACA assigned its rights under the Sepa Agreement to acquire 5,000,000 shares of common stock, (iii) CCACA assigned its right of first refusal to acquire 5,400,000 of the 9,000,000 shares of common stock as set forth in the Sepa Agreement and the Leubert Agreement described above, and (iv) CCACB assigned its rights under the Pesa Agreement to acquire 17,648,839 shares of common stock.

              The closing, as contemplated by the Pesa Agreement and the Sepa Agreement, occurred on July 25, 1995. Consequently, CCAC beneficially owns in the aggregate 21,765,892 shares and the WPG/Westpool Investor Group beneficially owns in the aggregate 41,905,896 shares. Beneficial ownership does not include 9,000,000 shares for which the voting rights have been assigned to CCAC and the WPG/Westpool Investor Group.

          Name of Owner   Number of Shares         Date of
          Acquisition

          CCACA              10,000,000                 May
          26, 1995
          CCACB              11,765,892                 July
          25, 1995
          CDA                17,770,615                 July
          25, 1995
          CDAO                4,285,120                 July
          25, 1995
          WPGII               4,415,557                 July
          25, 1995
          WPGIII              3,671,545                 July
          25, 1995
          WIT                 6,984,311                 July
          25, 1995
          Lion                3,308,366                 July
          25, 1995
          C.M. Diker          1,470,382                 July
          25, 1995
          Others                742,944                 July
          25, 1995

              Pesa is a 100% owned subsidiary of a Spanish
          Company, Pesa Electronica, S.A. ("Electronica"), which in turn was 99% owned by a Spanish Company, Amper, S.A. On June 24, 1994, Amper sold all of its issued and outstanding shares of stock of Electronica to Sepa. On August 2, 1994, Sepa acquired 14,000,000 shares of Chyron common stock from certain foreign shareholders. Consequently, Sepa directly and indirectly through Pesa became the beneficial owner of 73,414,732 shares of Chyron common stock.

              On October 5, 1994, Electronica filed for receivership in Spain ("Suspension de Pagos"). The proceedings are comparable to a Chapter 11 reorganization under the U.S. Bankruptcy laws. The sale by Pesa of its Chyron common stock to CCAC, the WPG/Westpool Investor Group and certain other persons on July 25, 1995 was a direct result of Electronica's filing for receivership in Spain.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       UNAUDITED

          RELATED PARTY TRANSACTIONS

              Sepa, prior to the above described change in control, was the beneficial owner of 73,414,732 shares of Chyron common stock. Consequent to such ownership, Sepa holds an amended and restated management agreement with Chyron, whereby Chyron agreed to pay management fees to Sepa at 2.5% of consolidated revenues through December 31, 1997.
          The management fees under this agreement are subject to an annual limitation of $1.5 million.
          In July 1994, Chyron took advantage of an option to prepay the management fee at a 25% discount from the aggregate estimated yearly fees for the period July 1, 1994 through December 31, 1995, resulting in estimated aggregate total savings of $486,250 in fees for the eighteen month period ending December 31, 1995. Management fees for the nine months ended September 30, 1995 and 1994 amounted to $695,000 and $854,000, respectively, and for the three months then ended amounted to $232,000 and $243,000, respectively. The prepaid management fee to Sepa was $215,600 at September 30, 1995.

              As of September 30, 1995 and December 31, 1994, the Company was indebted to Sepa and its affiliates for Nil and $49,000, respectively, representing the cost of services provided and interest accrued on the Convertible Subordinated Notes. Also as of these dates, the Company had outstanding receivables due from Electronica and its affiliates for equipment and services amounting to $436,000 and $685,000, respectively. In light of Electronica's filing "Suspension de Pagos" in Spain, $403,000 and
          $545,000 of these receivables have been reserved for as of September 30, 1995 and December 31, 1994, respectively.

          BASIS OF PRESENTATION

              The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

              In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1995 are not necessarily indicative of the results that may be expected for the year ending December 31, 1995. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       UNAUDITED

          PRINCIPLES OF CONSOLIDATION

              The consolidated financial statements at September 30, 1995 include the accounts of the Company and its wholly owned subsidiary, Digital Services
          Corporation (currently an inactive entity). All significant intercompany transactions and accounts are eliminated in consolidation.

          COMMON STOCK EQUIVALENTS

              In December 1991, the Company originally issued to Pesa $5 million of Convertible Subordinated Notes ("Notes"). The Notes are convertible into shares of Chyron common stock at a conversion rate of $.20 per share. As of September 30, 1995, only $100,000 of the Notes are outstanding. See Convertible Subordinated Notes Payable Note to the Consolidated Financial Statements.

              In January 1992, shareholders of the Company, other than Pesa, received one Common Stock Purchase
          Warrant for every two shares of common stock. The Company issued 5,795,555 of these warrants. Each warrant entitles its holder to purchase one share of the Company's common stock at $.20 per share. These warrants expire on January 31, 1996. As of September 30, 1995, a total of 3,543,780 Common
          Stock Purchase Warrants have been exercised.

          LONG-TERM INCENTIVE PLAN

              In May 1995, the Company's shareholders approved the Chyron Corporation Long-Term Incentive Plan ("the Plan"). The Plan allows for a maximum of 5,000,000 shares of common stock to be available with respect to the grant of awards under the Plan; any or all of such common stock may be granted for awards of Incentive Stock Options.

              On July 25, 1995, the Board of Directors granted Incentive Stock Options for the purchase of 3,005,000 of such shares. The purchase price per option share is $1.625, the quoted market price at the date of grant, and is payable in cash or in common stock of Chyron. The options vest over three years at 33 1/3% per annum and expire on July 25, 2000. At September 30, 1995, no options were exercisable. On July 25, 1995, the Board of Directors approved the amendment of the Plan to provide that all Directors who are not officers of the Company shall receive as a formula grant, on an annual basis on the last trading date of each July, stock options for 10,000 shares of the Company's common stock, at an exercise price equal to the fair market of the stock on the date of grant; provided that this amendment is subject to shareholder approval at the next annual meeting of shareholders.

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       UNAUDITED

          EARNINGS PER SHARE

              Earnings per share is based on the weighted average number of common shares outstanding during the period plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding
          Common Stock

          Purchase Warrants and outstanding Incentive Stock Options. Fully diluted earnings per share are not presented since such presentation would not be materially different from primary earnings per share.

          ACCOUNTS AND NOTES RECEIVABLE

              Accounts and notes receivable are stated net of an allowance for doubtful accounts of $2,663,000 and $2,204,000 at September 30, 1995 and December 31, 1994, respectively. The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations.

              Accounts and notes receivable are principally due from customers and dealers serving the broadcast video industry and non-broadcast display markets.

          INVENTORIES

              Inventories consist of the following:

                                          09/30/95   12/31/94
                                             (In thousands)

                  Finished goods           $ 1,854    $ 1,811
                  Work-in-process            4,500      1,807
                  Raw material               4,054      1,846
                                           $10,408    $ 5,464

          NOTES PAYABLE

              On April 27, 1995, the Company entered into a two year credit facility for $10,000,000 with the CIT Group. This facility is secured by substantially all the Company's accounts receivable and inventories. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Interest is payable monthly at the prime rate (8.75% at September 30, 1995) plus 2% per annum. At September 30, 1995, the Company had $6,128,000 outstanding under such facility.

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

              As of September 30, 1995, all but $100,000 of the original aggregate principal amount of the Notes have been converted into shares of common stock of the Company.

          INCOME TAXES

              In connection with Chyron's emergence from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code on December 27, 1991, the Company adopted "Fresh Start Accounting" in accordance with AICPA Statement of Position, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code."

              Fresh Start Accounting requires that the Company report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable.
          The current and future year benefit related to the carryforward is not reflected in Net Income, but instead is recorded as a direct increase to Additional Paid-in Capital. During the nine months ended September 30, 1995





          NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                      UNAUDITED

          and 1994, the income tax equivalent provision and the associated increase in Additional Paid-in Capital each amounted to $1,342,000 and Nil, respectively. The income tax equivalent provision does not affect the Company's tax liability.

          WEST COAST RESTRUCTURING

              During the third quarter of 1994, as the result of continuing significant operating losses by the Company's West Coast Operations and its inability to meet revenue and operating targets, management determined that it would be in the Company's best interest to implement a restructuring plan to eliminate a substantial number of the CMX and Aurora product lines and consolidate certain remaining products into the Company's Graphic Operations, with only certain product engineering capabilities remaining on the West Coast. As a result, the Company recorded a $12.7 million charge to operations during the third quarter of 1994, resulting from headcount reductions, consolidation costs, write-downs of assets related to discontinued product lines and accrual of estimated operating losses anticipated during the disposition period. For the nine months ended September 30, 1995, operating losses of $1,552,000 related to the discontinued product lines were charged against the reserve for West Coast restructuring.

              During August 1995, the Company entered into an agreement to sublease a portion of the office space for the West Coast Operations. The subleasing served to decrease future rent commitments and, as a result, the Company reversed $356,000 of the original $12.7 million charge to account for the decrease in projected rent expense.

              Additionally, during the three months ended September 30, 1995, the Company sold certain inventory that had been fully reserved for in the original $12.7 million charge. The Company realized a gain of $196,000 related to this inventory.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          RESULTS OF OPERATIONS AND FINANCIAL CONDITION


          Results of Operations

          Overview

               This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

          Comparison of the Three Months Ended September 30,
          1995 and 1994

               Sales increased 28% primarily as a result of improvement in sales of the Company's graphic and character generator products, which reflects strong sales of the upper line products with particular increases coming from the Infinit!, Max>! and Maxine.

               Gross margin increased to $8.0 million as a result of the 28% increase in sales. Gross margins as a percentage of sales increased to 57% in 1995 compared to 56% in 1994, which is a direct result of the increased sales volume and enhanced efficiencies in the factory.

               Selling, general and administrative expenses increased by $332,000 or 8% over the comparable period, primarily due to the accrual of severance payments due to former management in the amount of $390,000. The increase can also be attributed to increased selling and marketing costs related to higher sales volume.
          This increase is net of benefits of the West Coast restructuring and other efforts by management to decrease overall selling, general and administrative expenses as a percentage of sales.

               Research and development expenses for the three month period ended September 30, 1995 increased by 3% over the comparable 1994 period. This increase is due to additional expenditures for new product development to address emerging markets targeted by the Company, as well as the development of new features for the Company's existing product line. This increase is net of decreases in capitalization and amortization on certain projects included in the 1994 period that were discontinued and written off in connection with the West Coast Restructuring.

               During September 1994, the Company restructured its West Coast operations, which resulted in a $12.7 million charge. During the three month period ending September 30, 1995 $552,000 of the original charge was recaptured by the Company. See further discussion of the related charges below in the West Coast Restructuring section.

               Net interest expense increased $34,000 or 25% due to increases in the average outstanding loan balance and increases in the interest rates over the comparable prior year period.


               Income before income taxes increased substantially to $2.5 million in 1995 from a loss of ($12.2) million in 1994. The loss in 1994 includes the West Coast Restructuring Charge of $12.7 million which was recorded during September. When comparing income before income taxes for the periods exclusive of the West Coast Restructuring Charge in 1994 and recapture of such charge in 1995, 1995 amounts rose $1.4 million or 259% due primarily to increases in sales volume and gross margin coupled with cost savings measures instituted by the Company that decreased selling, general and administrative expenses as a percentage of sales as described above.

          Comparison of the Nine Months Ended September 30, 1995
          and 1994

               Sales increased 23% primarily as a result of improvement in sales of the Company's graphic and character generator products, which reflects strong sales of the upper line products with particular increases coming from the Infinit!, Max>! and Maxine.


               Gross margin increased to $21.7 million as a result of the increase in sales. Gross margins as a percentage of sales were 56% in 1995 compared to 55% in 1994.
          The increase in the gross margin percentage is a result of the increased sales volume for the upperline products, increased sales volume for software products and enhanced efficiency in the factory.

               Selling, general and administrative expenses increased by $1.2 million or 10%. This increase is due to the increase in commission expense on increased sales, increased international travel costs as well as new marketing initiatives. The increase is also attributable to legal and investment banking fees amounting to $443,000 incurred with respect to the undertakings of the Special Transaction Committee of the Board of Directors, which had been appointed in connection with the potential change of control of Chyron if Pesa sold its shares. Additional increases are due to the accrual of severance payments as described in the three month comparison above.

               Research and development ("R&D") expenses for the nine months ended September 30, 1995 increased by 11% as compared to the same period in 1994. This increase is due to additional expenditures for new product development as well as expenditure for development of new features on the Company's existing product lines.
          This increase is offset by decreases attributable to the West Coast Restructuring and the related discontinuance of certain R&D operations.

               Net interest expense increased $23,000 due to increases in the average outstanding loan balance for the period and increases in the average interest rates in effect for the period.

               Income before income taxes, exclusive of the West Coast Restructuring Charge in 1994 and recapture in 1995, increased $3.2 million or 204% due to the increase in sales and respective gross margins, coupled with decreases in selling, general and administrative as a percentage of sales. See the three month comparison above for further discussion.

               The income taxes/equivalent provision has been decreased to reflect a reduction in the effective tax rate from 37.5% to 27.5%, cumulatively, as a result of book versus tax differences arising primarily from the West Coast Restructuring charge.

          Under Fresh Start Accounting, the Company is required to report an income tax equivalent provision where there is book taxable income and pre-reorganization net operating loss carryforwards.

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

               Consequently, as a major step in increasing the Company's profitability as a whole, the Company's management decided to eliminate unprofitable product lines such as CMX 6000, Cinema, Gemini, LSI and the 3500 and 3600 series product lines, reduce the workforce by 30% or 12 employees, write-down certain assets directly attributable to the unprofitable product lines to estimated net realizable value, write-off software costs that the Company felt no longer fit its strategic initiative and focus, dispose of certain assets, accrue losses for the restructuring period originally estimated to be from October 1, 1994 through March 31, 1995, subsequently revised to be from October 1, 1994 through June 30, 1995, and downsize the Company's Santa Clara, California facility.

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

          Cash Outlays:

               Accrued operating losses through
                     date of disposition
          2,500

               Loss on lease commitment
          700

               Accrued severance for reduction in
                 workforce
          300

               Other
          273

          $12,716

               The cash outlays required by the restructuring are being funded by the Company's profitable product lines. Cash outlays for the restructuring period, which include accrued operating losses, accrued severance and other costs, were estimated to be $3,773,000. Cash outlays through September 30, 1995 amounted to $2,228,000. The estimated loss on lease commitment was revised in August 1995 as the Company began to sublease a portion of the office space for the West Coast Operations. The Company recaptured $356,000 of the lease commitment accrual to account for the decrease in future rent payments that was realized. The loss on the lease will be funded over the remaining lease term of 31 months subsequent to the restructuring period.

               During the three months ended September 30, 1995, the Company sold inventory which was fully reserved for in the restructuring charge. The Company recaptured
          $196,000 related to the cost of this inventory.

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

OTHER INFORMATION

               In connection with the change in control as described in the Notes to the Consolidated Financial Statements, effective July 25, 1995 the Company increased the Board of Directors from seven members to nine members, including five newly elected directors. The Board elected Michael Wellesley-Wesley Chairman and Chief
          Executive Officer, succeeding John A. Servizio, who remains a director of the Company.

          Liquidity and Capital Resources

               On April 27, 1995, the Company entered into a $10,000,000, two-year, secured credit facility with the CIT Group. This facility replaced the $4.5 million secured credit facility which was to expire on April 30, 1995. See Notes Payable Note to the Consolidated Financial Statements.
               The Company's current ratio is 2.47 to 1.00 at September 30, 1995.
               At September 30, 1995, the Company's commitments consisted of $1,250,000 for the license and distribution rights of a software product payable through December 31, 1995 and capital resource commitments for leases of equipment and factory office space totaling $3.9 million of which $699,000 of the capital resource commitments are payable within one year.
PART II. OTHER INFORMATION

          ITEMS 1., 2., 3., AND 4.   Not applicable.

          ITEM 5.  OTHER INFORMATION

               Effective July 25, 1995, the Company increased the size of the Board of Directors from seven members to nine members, including five newly elected directors. Additionally, On August 29, 1995, Steven N. Hutchinson resigned from the Board of Directors and on September 12, 1995, Charles M. Diker was appointed a Board of Director of Chyron. The directors constituting the Board effective September 12, 1995 are as follows:

                            Director                  Director
          Since

                       Frederick D. Brown                  1971
                       Sheldon D. Camhy               July 25,
          1995
                       Charles M. Diker           September 12,
          1995
                       Alan J. Hirschfield            July 25,
          1995
                       Wesley W. Lang, Jr.            July 25,
          1995
                       Robert E. Mulcahy                   1987
                       John A. Servizio                    1991
                       Eugene M. Weber                July 25,
          1995
                       Michael Wellesley-Wesley       May 26,
          1995

               Effective July 25, 1995, the Board of Directors elected Michael Wellesley-Wesley Chairman and Chief
          Executive Officer succeeding John A. Servizio, who remains a director of the Company.

               Effective July 25, 1995, Daniel DeWolf was appointed Secretary of the Company, replacing Peter J. Lance.

               On July 26, 1995, Mark C. Gray, President and Chief Operating Officer severed his employment with Chyron.

               On July 27, 1995, Isaac Hersly was appointed President and Chief Operating Officer. Previously Mr. Hersly held the position of Executive Vice President.

               Effective August 4, 1995, Chyron severed the employment of Peter J. Lance, Chief Administrative
          Officer.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

           (a)  Exhibits

           a(4) Registration Rights Agreement dated July 25, 1995 by and between Chyron Corporation and CC Acquisition Company A, L.L.C., CC Acquisition Company B., L.L.C., WPG Corporate Development Associates, IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Enterprises Fund II, L.P., Weiss, Peck & Greer Venture Associates, III, L.P., Westpool Investment Trust PLC, Lion Investments Limited, Charles Diker, Mint House Nominees Limited, Pine Street Ventures, L.L.C., Isaac Hersly, Alan I. Annex, Ilan Kaufthal, Z Four Partners L.L.C. and A.J.L. Beare.

           (b)  Reports on Form 8-K

           b(1) Filed May 30, 1995 - Item 1 (Change in Control of Registrant). Pesa, Inc. ("Pesa"), abd Sepa Technologies, Ltd., Co ("Sepa") executed agreements in principle on May 11, 1995 and May 12, 1995, respectively, pursuant to which Pesa would sell to the MWW Group or affiliates thereof 59,414,732 shares of common stock, and Sepa would sell to the MWW Group or an affiliate thereof 5,000,000 shares of common stock.

           b(2) Filed June 9, 1995 (Change in Control of Registrant). Pursuant to the agreements in principle executed by Pesa and Sepa with the MWW Group on May 11, and May 12, 1995, Pesa and Sepa each separately executed on May 26, 1995, a Stock Purchase Agreement. Additionally, on May 26, 1995 Pesa sold 10,000,000 shares of common stock.

           b(3) Filed August 8, 1995 (Change in Control of Registrant). On July 25, 1995, Pesa, Inc. sold 49,414,732 shares of common stock of Chyron Corporation to a group of entities. Additionally, on July 25, 1995 Sepa Technologies, Ltd. sold 5,000,000 shares to the same group of entities.

             b(4) Filed October 25, 1995 (Change in Registrant's Certifying Accountants). On October 19, 1995, the Company dismissed Ernst & Young, LLP as its principal accountants to audit its financial statements and engaged Price Waterhouse LLP as its new independent accountants to audit its financial statements.

                      SIGNATURES



           Pursuant to the requirements of the Securities
          Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                 CHYRON
          CORPORATION
                                                    (Registrant)



               November 7, 1995              Michael Wellesley-
          Wesley
                    (Date)                   Michael Wellesley-
          Wesley
                                              Chief Executive
          Officer
                                                and Chairman of
          the
                                                Board of
          Directors



               November 7, 1995                    Patricia
          Lampe
                    (Date)                         Patricia
          Lampe
                                              Chief Financial
          Officer
                                                    and
          Treasurer