Form 10-K
period 1995-12-31
CHYRON CORP
filed 1996-03-14
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
                     WASHINGTON, DC 20549

                          FORM 10-K

       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1995
                Commission File Number 1-9014

                       CHYRON CORPORATION
       (Exact name of registrant as specified in its charter)

       New York                                       11-2117385
      (State or other jurisdiction                     (I.R.S. Employer
       of incorporation or organization)                  Identification No.)

       5 Hub Drive, Melville, New York                       11747
      (Address of principal executive offices)             (Zip Code)

       Registrant's telephone number, including area code    (516) 845-2000

       Securities registered pursuant to Section 12(b) of the Act:

       Common Stock, par value $.01            New York Stock Exchange
           (Title of Class)           Name of exchange on which registered

                                               Chicago Stock Exchange
                                        Name of exchange on which registered
       Common Stock Purchase Warrants
           expiring January 31, 1996         Chicago Stock Exchange
             (Title of Class)           Name of exchange on which registered

       Securities registered pursuant to Section 12(g) of the Act:

                                     None

       Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                   Yes  X         NO

       Indicate by check mark if disclosure of delinquent filers pursuant to
       Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

       The aggregate market value of voting stock held by non-affiliates of the Company on March 1, 1996 was $56,228,172.

       The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 1, 1996 was 93,615,708.

       APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY PROCEEDINGS
               DURING THE PRECEDING FIVE YEARS

       Indicate by a check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                                  Yes  X         NO

             DOCUMENTS INCORPORATED BY REFERENCE

       Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated into the Company's Proxy Statement to be filed within 120 days of December 31, 1995 and are incorporated herein by reference.

             Exhibit index is located on page 43.
             This document consists of 68 pages.



       PART I

       ITEM 1. BUSINESS

       GENERAL INFORMATION REGARDING THE COMPANY

       Chyron is currently subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, and files reports with the Securities and Exchange Commission ("SEC"). Publicly filed reports and forms that contain information concerning Chyron can be inspected and copied at the public reference facilities maintained by the SEC at Room 1024, Judiciary Plaza, 450 Fifth Street, N.W., Washington, D.C. 20549, and at the New York regional office of the SEC at 75 Park Place, New York, NY 10007.

       Chyron Corporation ("Chyron" or the "Company") was incorporated in the State of New York in April 1966 as The Computer Exchange, Inc. In 1975 its name was changed to Chyron Corporation. Between the years 1982 and 1989, Chyron purchased all of the outstanding shares of the common stock of Digital Services Corporation ("DSC") and CMX Corporation.
       DSC was a manufacturer of video special effects systems for use in television and video production applications. Development of DSC's products was suspended in 1990. In 1989, CMX Corporation was merged with and into Chyron and became a division thereof. CMX sold and rented editing equipment to the video and film industries and was a manufacturer of computer assisted videotape editing equipment for use by post-production facilities in support of broadcast operations. Effective September 30, 1994, the Company restructured its West Coast divisions, including CMX, and, accordingly, discontinued the unprofitable product lines of CMX and consolidated the remaining CMX operations into the Chyron Graphics division. See Note 3 to the Consolidated Financial Statements. In December 1988, Chyron acquired Aurora Systems ("Aurora") pursuant to the provisions of a confirmed plan of reorganization in Aurora's first Chapter 11 bankruptcy proceeding, which commenced in California in 1988. Aurora developed and manufactured electronic paint software systems for use in video production applications. In June 1994, Aurora was merged with and into Chyron and became a division thereof. Certain product lines of the Aurora division were also part of the West Coast restructuring; the remaining operations of Aurora were consolidated into Chyron Graphics. See Note 3 to the Consolidated Financial Statements.

       The Company's commercial activities are organized in three separate distribution channels: (1) videoGraphics, the Company's core business of video graphics and character generators; and electronic editing systems including the remaining profitable product lines of the previous Aurora and CMX divisions; (2) pictureWare, the distribution network for software products as well as new software products derived and acquired through strategic alliances; and (3) videoComputer group, the distribution channel that sells through its OEM - Original Equipment Manufacturer, VAR - Value Added Resellers-and other dealer distribution channels, the established CODI and PC Codi product along with other hardware and software peripherals.

       VIDEOGRAPHICS DIVISION

       This division distributes through direct and dealer sales Chyron's graphic and character generation systems and electronic editing systems. The graphic systems (infinit!, MAX!>, MAXINE!) utilize a digital computer and electronic storage to permit an operator to create images and use colors that can either be superimposed upon images being broadcast (for example, to identify a speaker on an interview program or to display sports statistics during a sporting event telecast) or be televised alone (for example, to display election results, stock market quotations, sports scores, commercial advertising and broadcast promotional material) and that can be compressed, expanded, zoomed, squeezed, stretched, rotated, transposed and otherwise manipulated to create numerous graphic effects.

       Chyron's graphic and character generation systems handles a wide variety of images, offers numerous manipulative functions and represents one of the most versatile "stand-alone" broadcast and video-oriented, user-operated graphics systems available. These equipment characteristics have, in the Company's belief, enabled it to become the major supplier of high performance titling and graphics equipment to the major domestic television networks, domestic and international broadcasting stations, production and post-production houses, cable television distributors and operators and the industrial video market, encompassing a rapidly expanding list of corporate, industrial, educational, professional and medical users of video as a communications, training, and multimedia-tool.

       Chyron's videoGraphic division also distributes Electronic Editing Systems. The Chyron videotape editing equipment, previously sold under the CMX name, includes compatible large-scale and low-cost systems designed to improve tape editing by enhancing creativity and improving user productivity. These systems are designed to improve the editing process through an interface enabling the editor to have greater creative freedom and improved productivity. These systems are designed to control all of the equipment in the edit suite - video tape recorders, video disks, switchers, digital video effects equipment, time base correctors and audio equipment. At present, the Company's editing equipment can control over 200 different devices.

       Editing systems are sold worldwide to video post production facilities, broadcast operations, cable originators, government video producers and corporate video users.

       PICTUREWARE DIVISION

       Through Chyron's pictureWare division (previously Aurora), Chyron designs, manufactures and sells computer-based electronic paint and animation systems and software to the video industry for applications in broadcast, post-production and corporate video. Chyron's pictureWare's principal product, known as "Liberty", is a software package that runs on the Silicon Graphics line of computer graphic workstations. It provides the user with a rich array of video graphic creation tools, such as painting, compositing, morphing, titling, 3D transform, layering, coloring cycle animation, rotoscoping and cell animation. Liberty is resolution independent and so can also be used to generate material for the print medium in resolutions of up to 8,000 by 8,000 pixels.

       VIDEOCOMPUTER DIVISION

       The videoComputer division distributes via OEM's, VAR's, and other distributors, Chyron's CODI, pc-CODI board, and sketchpad. These compact text and graphic generation systems provide real-time text, titling, and logo generation operated remotely through a computer as well as communication features (sketchpad) for real-time on screen drawing.

       The videoComputer products (CODI, pc-CODI, Sketchpad) provide high performance at an affordable price.
       These products are capable of displaying, RGB, composite, and S-video formats.

       MARKETING AND SALES SUPPORT PROGRAM AND CERTAIN
       CUSTOMERS

       Domestic sales of Chyron's equipment are made directly to end users through in-house sales personnel, dealers who receive a trade discount off list price and independent representatives who receive a commission. In certain territories the same dealers sell all of the product categories, while in other territories different dealers sell the Company's individual products.

       Foreign sales are made by international distributors and representatives covering specific territories.
       In certain foreign territories, independent distributors have been granted the exclusive right to sell certain of the Company's products. Since January 1991, there has been no direct sales force or sales offices located overseas, and export distribution and support sales staff are based in Melville, New York. Plans for 1996 include the establishment of a sales office in Asia to service customers in the Far East.

       For additional information concerning customers and export sales, see Note 18 to the Consolidated
       Financial Statements.

       SERVICE, TRAINING AND PRODUCT SUPPORT

       Although many of Chyron's customers have their own technically sophisticated service capabilities, Chyron maintains a field engineering support department that services products either at the customer's location or at the Company's facilities. Operations and technical training is offered to customers. Service is provided both domestically and internationally by the Company or its appointed dealers. The Company provides sales and service support to its distributors from time to time.

       RESEARCH AND DEVELOPMENT

       Chyron is engaged in ongoing research and development activities in connection with new and existing products. The Company's research and development activities historically have been oriented toward the total system, rather than hardware or software alone.

       During 1995, 1994 and 1993, Chyron expensed
       $4,105,000, $4,163,000 and $3,573,000, respectively,
       for research and development and amortization of capitalized software development costs in connection with the development of new products and the improvement, modification and enhancement of existing products. The Company employed 41 persons in research and development at December 31, 1995 and 1994 and 47 persons at December 31, 1993.

       FACTORY OPERATIONS

       Chyron's final assembly and system integration operations are located in Melville, New York, in part of a leased facility of 47,000 square feet.

       Chyron (i) generally designs its system components (including metal and electronic parts and components, circuit boards and certain sub-assemblies) to its own specifications, (ii) purchases such items and other standard parts from outside suppliers, and (iii) then final assembles such parts into its products. The Company combines such assemblies with its internally-developed software to produce its final products.

       GOVERNMENT REGULATIONS

       The United States Federal Communications Commission has issued regulations relating to shielding requirements for electromagnetic interface in electronic equipment. The Company's products are in compliance with these regulations.

       COMPETITION

       Chyron believes that the principal competitive factors in sales of its equipment are the number and variety of functions, ease of operation, reliability and engineering support. The Company is aware of several major and a few smaller companies currently engaged in commercial production of graphics and editing equipment and special effects equipment. The major competitors are divisions of; Tektronix Corporation, Sony Corporation, Dynatech, Scitex and Discreet Logic. Many of these companies have financial resources greater than those of the Company. In the Company's opinion, its competitive position is enhanced by its systems, which are designed to be relatively easy to operate and are compatible with other manufacturers' products. The Company believes that its graphics and character systems have established a fine record of performance and reliability.

       BACKLOG

       The Company's backlog of orders at December 31, 1995 approximated $1.5 million. The Company believes these orders to be firm and expects to fulfill the entire amount of this backlog in 1996.

       EMPLOYEES

       As of December 31, 1995, Chyron employed 187 persons on a full-time basis, including 30 in administration, 41 in research and development, 24 in field engineering support, 40 in sales and marketing and 52 in production. None of these employees are represented by a labor union. The Company considers its relations with its employees to be good.

       LICENSES, PATENTS, AND TRADEMARKS

       Although Chyron holds certain patents, the Company believes that patents are not a significant competitive factor in the conduct of its operations because of the rapid technological changes and advances in the electronics industry. The success of the Company's products has not depended on patent protection, but rather on the quality of the Company's products, proprietary technology, contract performance and the technical competence and creative ability of the Company's personnel to develop and introduce saleable products.

       The names Chyron, Scribe, Chyron Scribe, Chyron Scribe Junior, Chyron SuperScribe, iNFiNiT!, MAX!>, MAXINE!, CODI, I2, Intelligent Interface, Intelligent Interface (I2), CMX, CMX AEGIS, CMX OMNI, Aurora, Liberty, Aurora Freedom and Independence are registered trademarks of the Company. The Company also has rights in trademarks and service marks which are not federally registered, including the Chyron Care service mark. The Company uses such trademarks in marketing its products and considers these trademarks and its proprietary technology to be valuable assets.

       OTHER INFORMATION

       On December 27, 1991, as amended March 10, 1992 and January 31, 1994 (effective December 28, 1993), Chyron entered into a Management Agreement (the "Management Agreement") with Electronica whereby Electronica, or a wholly-owned subsidiary thereof, provided certain business and technical services to the Company, including the expertise of certain employees of Electronica. In consideration of the services provided under the Management Agreement, the Company paid annually to Electronica an amount equal to 3% of Annual Consolidated Revenues (as defined in the Management Agreement), but limited to $800,000 in 1993 as a result of an amendment to the Agreement in December 1993. On March 10, 1992, Electronica assigned the Management Agreement to Pesa.
       Subsequent to the acquisition of Electronica by Sepa, Pesa assigned its rights and obligations under the Management Agreement to Sepa in July 1994. The Management Agreement was subsequently amended and restated to extend its expiration date to December 31, 1997, to reduce the annual maximum management fee payable from 3% to 2.5% after December 31, 1994 and to give the Company the option to prepay the management fee for the period July 1, 1994 through December 31, 1995 at a 25% discount from the aggregate estimated yearly fees. In December 1995, the Management Agreement with Sepa was terminated.
       As a condition of the termination, Chyron agreed to pay Sepa $2 million for fees due for the period January 1, 1996 through December 31, 1997. This resulted in savings of approximately $1 million for the Company. The Management Agreement is incorporated herein by reference and was filed as an exhibit to the report on Form 10-K for the fiscal year ended June 30, 1991, and the First Amendment and the Assignment are incorporated herein by reference and were filed as exhibits to the report on Form 10-K for the six-month transition period ended December 31, 1991. The December 1993 amendment is incorporated herein by reference and were attached as exhibits to the report on Form 10-K for the fiscal year ended December 31, 1993. The assignment of the Management Agreement to Sepa and the Amended and Restated Management Agreements are incorporated herein by reference and were attached as exhibits to the report on Form 10-K for the fiscal year ended December 31, 1994. The Termination Agreement between Chyron and Sepa is incorporated herein by reference and is attached as an exhibit hereto.

       In September 1994, Chyron signed a distribution and license agreement with Comunicacion Integral Consultores, S.L., a Spanish limited company ("CIC"), for the sole license and distribution rights through December 31, 1997 to a software product, "Jaleo Composite". Under this agreement the Company was committed to a minimum royalty fee based on projected sales. The distribution and license agreement is incorporated herein by reference and was filed as an exhibit with the report on Form 10-K for the fiscal year ended December 31, 1994. Under the Termination Agreement Chyron retained a non-exclusive license to distribute Jaleo composite until March 31, 1996. In November 1995, Chyron and CIC terminated the aforementioned agreement. The Termination Agreement between Chyron and CIC is incorporated herein by reference and is attached as an exhibit hereto.

       ITEM 2.  PROPERTIES

       Chyron has five facilities comprising approximately 66,000 square feet for factory and office space. The Company leases two principal facilities; one for manufacturing, development, marketing, executive offices and support activities, consisting of 47,000 square feet in Melville, New York, and the other, consisting of 15,000 square feet, in Santa Clara, California for development, sales and support activities. Separate sales and technical support facilities are leased in three other locations in the United States. See Note 15 to the Consolidated Financial Statements. The Company believes its facilities are adequate to meet expected sales volumes for the immediate future.

       ITEM 3.  LEGAL PROCEEDINGS

       Percival Hudgins & Company, Inc. v. Chyron
       Corporation v. John Percival, pending in the United
       States District Court, North District of Georgia
       (Atlanta), Civil Action No. 1 95-CV-CAM.

       This is a breach of contract action for an alleged success fee by plaintiff ("Percival Hudgins") as an investment banker. Plaintiff relies upon an engagement letter, dated January 9, 1995, as purportedly amended by a letter agreement dated January 18, 1995. Plaintiff claims that it is entitled to a fee in connection with the sale of stock of Chyron by SEPA/PESA to the MWW Group. Plaintiff seeks damages of approximately $600,000. Chyron has answered, denied all material allegations, and has asserted a third party claim against plaintiff's principal, John Percival, who also was a member of Chyron's Board of Directors. Chyron believes that no success fee is payable pursuant to the terms of the engagement letter because, among other things, no transaction occurred as provided for by the engagement letter, other conditions precedent were not met, and the amendment relied upon by plaintiff is unenforceable. The third party claim again John Percival alleges that he breached his fiduciary duties to Chyron and is liable for any amounts that might be awarded to plaintiff, together with counsel fees.

       ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY
       HOLDERS

       There were no matters submitted to a vote by the Company's security holders during the quarter ended
       December 31, 1995.


                                  PART II

       ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND
       RELATED SECURITY HOLDERS MATTERS

       PRINCIPAL MARKET

       Chyron's common stock is traded on the New York Stock Exchange and the Chicago Stock Exchange under the ticker symbol "CHY". The approximate number of holders of record of the Company's common stock at December 31, 1995 was 8,500. The approximate number of shareholders, including those held by depository companies for certain beneficial owners, is estimated to be 16,000.

       Pursuant to the Company's First Amended Joint Plan of Reorganization, dated October 28, 1991, filed with the U.S. Bankruptcy Court for the Eastern District of New York, the Company issued 5,795,555 Common Stock Purchase Warrants on January 20, 1992. These warrants began trading on the Chicago Stock Exchange under the ticker symbol "CHYWS.M". Each warrant entitles its holder to purchase one share of the Company's common stock at $0.20 per share. The warrants expired on January 31, 1996. As of December 31, 1995, a total of 4,070,024 warrants were exercised. During 1996, 1,138,523 warrants were exercised.

       STOCK AND WARRANT PRICE AND DIVIDEND INFORMATION

       The following table sets forth the high and low stock and warrant prices for 1995 and 1994:

                                           STOCK PRICES    WARRANT PRICES
                                           HIGH     LOW    HIGH      LOW
       YEAR ENDED DECEMBER 31, 1995:

       Quarter ended March 31, 1995      $  3/4   $ 3/8   $13/32  $   1/8
       Quarter ended June 30, 1995            1     1/2    11/16     5/32
       Quarter ended September 30, 1995       3   13/16    2 3/4    11/16
       Quarter ended December 31, 1995    2 7/8   1 3/4    2 5/8   1 7/16


       YEAR ENDED DECEMBER 31, 1994:

       Quarter ended March 31, 1994      $  3/4   $9/16   $  5/8  $  5/16
       Quarter ended June 30, 1994          3/4    9/16     7/16      3/8
       Quarter ended September 30, 1994     3/4    9/16      1/2     5/16
       Quarter ended December 31, 1994    11/16    9/16      1/2      1/4

       Due to the Company's need to conserve cash for future working capital needs and growth, the Company does not anticipate the payment of cash dividends in the foreseeable future.


       ITEM 6.  SELECTED FINANCIAL DATA
       (In thousands, except per share data and ratios)

                                                               FISCAL YEAR
                      YEARS ENDED           SIX MONTHS ENDED     ENDED
                      DECEMBER 31,            DECEMBER 31,      JUNE 30,
             1995   1994     1993    1992        1991(1)          1991

       INCOME STATEMENT DATA
       Net sales
          $53,971 $42,762  $37,391  $29,715     $13,205     $ 23,891

       Net income (loss)(5)
          $ 7,476 $(8,994) $ 1,276  $ 1,005     $ 6,667     $(19,771)

       PER SHARE DATA (2)
       Net income (loss)(5)
              .08    (.10)     .02      .01         -           -

       Cash dividends
              -        -      -        -            -           -

       BALANCE SHEET DATA
       Working capital(3)
          $28,221 $12,103  $13,256  $11,692     $10,682     $ 20,104

       Current ratio(3)
             3.99    2.21     1.85     1.79        2.02         2.52

       Total assets
          $44,332 $28,644  $38,516  $35,623     $29,597      $50,737

       Long-term debt(4)
          $ 4,911 $ 4,829  $   200  $ 3,000     $ 5,000     $   -

       Shareholders' equity
         (deficit)
          $29,983 $13,776  $22,627  $17,882     $14,099     $ (2,568)

       Weighted average number
       of shares outstanding(2)
           91,148  86,886   75,885   70,543         -            -


       (1) In connection with its acquisition by Pesa, Inc., the Company changed its fiscal year end to December 31, beginning in 1991.

       (2) For the years ended December 31, 1995, 1994, 1993 and 1992, fully diluted earnings per share are not presented since such presentation would not be materially different from primary earnings per share.
       Per share data is not presented for the predecessor periods due to the change in the capital structure of the Company upon its emergence from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code on December 27, 1991.

       (3) June 30, 1991 calculation does not include liabilities subject to settlement under Chapter 11 reorganization.

       (4) The December 31, 1994, 1993, 1992 and 1991 amounts do not include the Convertible Subordinated Notes issued to Pesa, Inc. as part of the Chapter 11 reorganization. See Note 11 to the Consolidated Financial Statements.

       (5) Includes West Coast Restructuring Charge of $12.7 million for the year ended December 31, 1994. See Note 3 to the Consolidated Financial Statements.


       ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION

       RESULTS OF OPERATIONS

       COMPARATIVE PERFORMANCE YEAR ENDED DECEMBER 31, 1995
       VS 1994

       Sales increased to $54 million, or 26%, over the prior year, primarily due to increases in the Company's character generator lines. The Infinit!
       product line showed the largest dollar growth at $6.4 million, or 41%, with the Max line showing the largest percentage growth at 65%, or $4.7 million.
       Increases in sales also stem from increases in the Company's Maxine product line which showed improvements of $2.4 million, or 39%, over the prior year. The growth in sales was seen both domestically and abroad.

       Gross margins increased $7.4 million as a result of the 26% increase in sales. Gross margins as a percentage of sales increased to 58% from 56% in 1994 mainly due to increased efficiencies in the factory and management's efforts in cost reductions.

       Selling, general and administrative (SG&A) expenses increased by $2.8 million over the prior year. This increase was primarily due to (a) legal and investment banking fees of $443,000 incurred with respect to the undertakings of the Special
       Transaction Committee of the Board of Directors, which had been appointed in connection with the potential change in control of Chyron if Pesa sold its shares, and (b) the accrual of severance payments due to former management of $430,000.
       Additional increases were seen due to increases in costs related to the 26% increase in sales. These increases were offset by costs cutting measures instituted by the Company in conjunction with the West Coast Restructuring in the prior year as is seen by the decrease in SG&A expenses as a percentage of sales from 33% in 1994 to 31% in 1995.

       Research and development (R&D) expenses decreased in 1995 by $58,000. The decrease was mainly due to benefits recognized as part of the Company's West
       Coast Restructuring in the third quarter of 1994, which eliminated costs related to the Company's unprofitable product lines. Exclusive of 1994 costs related to unprofitable product lines, R&D expenses for 1995 increased $359,000, mainly due to additional expenditures for new product development to address emerging markets targeted by the Company as well as the development of new features for the Company's existing product line. R&D expense includes the amortization of software development costs, which increased $82,000 due to the release of new options in 1995 for the Company's character generator product lines.

       Net interest expense increased by $11,000 over 1994
       due to an increase in the average prime rate for the
       period and additional interest expense related to
       the Company's capital lease obligations entered into
       in December of 1994.   This increase was offset by
       earnings on the Company's cash equivalents.

       Income before provision for income taxes was $7.9 million for 1995, an increase of $16.9 million over the $9 million loss in the prior year. Net income for the current year includes a $2 million charge related to the termination of the Company's
       Management Agreement with Sepa, which is further described in Note 2 to the Consolidated Financial
       Statements, and a recapture of the prior year's restructuring charge of $1.3 million. See details of the changes in the West Coast Restructuring
       Charge in Note 3 to the Consolidated Financial
       Statements. Exclusive of the management fee charge in 1995 and amounts related to the West Coast
       Restructuring charge in both 1994 and 1995, the income before provision for income taxes increased
       $5 million due primarily to increases in net sales and gross margins for 1995 coupled with increased efficiencies and cost savings measures as well as the benefit of the West Coast Restructuring commencing in the third quarter of 1994.

       Net income for 1995 increased to $7.5 million as compared to a loss of $9 million in the prior year.
       A total income tax provision of $470,000, or 6%, was recorded in 1995 and included a tax benefit of approximately $1.0 million which was recognized as a result of the reduction in the valuation allowance provided on deferred tax assets. The valuation allowance was reduced because management believes that the Company will generate sufficient future taxable income from ordinary and recurring operations to realize the deferred tax assets. At
       December 31, 1995, the Company has recorded a valuation allowance of approximately $5.4 million.
       See further discussions regarding the income tax provision, the valuation allowance and related items in Note 13 to the Consolidated Financial Statements.

       COMPARATIVE PERFORMANCE YEAR ENDED DECEMBER 31, 1994
       VS 1993

       Sales increased by 14%, which was attributable to
       significant increases in sales across the range of
       the Company's graphics products to broadcasters,
       post production houses and users of corporate video
       systems.  Sales for the Company's three flagship
       high-end products increased 27% with the Infinit
       workstation showing a 29% volume growth, the entry
       level Maxine a 50% volume growth and the
       intermediate Max a 9% unit price improvement due to
       the increased sale of featured options.   The Codi
       titling and logo generators had a 28% unit volume growth, with an average system price improvement over the prior year of 93%. In 1994, sales also included a software license fee of $610,000 for use of the source code of the Company's Liberty paint and animation software.

       Gross margins increased $3.3 million as a result of a 14% increase in sales. Gross margins as a percentage of sales increased to 56% from 55% in 1993 as a result of management's efforts to enhance productivity in the factory and the benefits of the West Coast restructuring.

       SG&A expenses increased by $849,000, but decreased as a percentage of sales from 36% in 1993 to 33% in 1994, primarily due to savings from the consolidation of the Company's two Melville facilities, reduction in staffing levels and the West Coast restructuring, which in turn were offset by an increase in costs related to the 14% increase in sales, new marketing and advertising initiatives, moving expenses and the write-off of the leasehold improvements related to the consolidation of the Company's two Melville facilities.

       R&D expenses, including the amortization of capitalized software development costs, increased by $590,000 due to strategic initiatives in improving the Company's profitable product lines.
       Amortization of software development costs (included in R&D) increased $167,000 as a result of the release of new products and options since 1993.

       As of September 30, 1994, Chyron's West Coast operations, CMX and Aurora, reflected a continuing trend of poor operating performance. Due to these disappointing results, the lack of certain products in the high growth sector of the market and the strategic decision by Chyron's management to redirect its product lines to a broader base market and to reengineer its R&D focus, the Company initiated a plan to restructure the West Coast operations.
       Consequently, as a major step in increasing the Company's profitability as a whole, the Company decided to eliminate unprofitable product lines such as CMX 6000, Cinema, Gemini, LSI and the 3500 and
       3600 series product lines, reduce the West Coast workforce by 30% (or 12 employees), write-down to estimated net realizable value certain assets directly attributable to the unprofitable product lines, write-off software costs that the Company believed no longer fit its strategic initiative and focus, dispose of certain assets, accrue losses for the restructuring period of October 1, 1994 through March 31, 1995 and downsize the Company's Santa
       Clara, California facility.

       The result of these measures was a restructuring charge of $12.7 million for the West Coast operations. The specific components of the restructuring charge broken-out between asset write downs and cash outlays were as follows:

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
                                              $12,716

       The cash outlays required by the restructuring have been funded by the Company's profitable product lines. Cash outlays for the six month restructuring period were $3,773,000, of which $1,000,000 was made by December 31, 1994. The loss on the lease was to be funded over the remaining lease term of 31 months subsequent to the restructuring period. (In 1995 a sublease was obtained). The Company's graphics division had been funding the operating losses of CMX and Aurora out of its working capital since CMX and Aurora began their trend of unprofitability.

       Operating results as a result of the West Coast restructuring were projected to benefit by a savings of over $2 million for 1995, principally due to a reduction in annual salaries and employee benefits of $750,000, a decrease in depreciation and amortization expense of $200,000 per year, a reduction of overhead costs of approximately
       $200,000 per year and a reduction in losses on unprofitable product lines of approximately
       $850,000 per year. The Company believes such savings have been substantially realized.

       Interest expense decreased as a result of the reduction in the Company's secured credit facility from $6,485,000 to $4,500,000 at December 31, 1994, offset in part by the increase in the average prime rate over the prior period.

       Due to the West Coast restructuring charge of $12,716,000, which included the disposition of inventory related to unprofitable product lines, the Company had a book and tax loss for 1994 and, accordingly, there was no provision or benefit for income taxes.

       The operating loss of $8,469,000 would have been an operating profit of $4,247,000 exclusive of the West
       Coast restructuring charge of $12,716,000 compared to $2,750,000 for 1993. This increase was mainly attributable to the fact that the fourth quarter losses of the West Coast operations of approximately
       $1,000,000 were provided for in the $12,716,000 West
       Coast restructuring charge taken in the quarter ended September 30, 1994 and also due to the increase in sales and gross margins in 1994.

       IMPACT OF INFLATION AND CHANGING PRICES

       Although the Company cannot accurately determine the precise effect of inflation, the Company has experienced increased costs of materials, supplies, salaries and benefits and increased general and administrative expenses. The Company attempts to pass on increased costs and expenses by developing more useful and cost effective products for its customers that can be sold at more favorable profit margins.

       LIQUIDITY AND CAPITAL RESOURCES

       On April 27, 1995, the Company entered into a two year secured credit facility with the CIT Group for $10,000,000. Based on projected working capital and financial requirements, in February 1996, the Company received a commitment letter from a financial institution for a revolving credit facility of $10 million and a term loan of $8 million. The revolving portion of the facility matures 3 years from closing, while the term portion matures 4 years from closing. See Note 17 to the Consolidated Financial Statements for further discussion.

       The Company's current ratio was 3.99 and its working capital was $28,221,000 at December 31, 1995.

       At December 31, 1995, the Company had operating lease commitments for equipment and factory and office space totaling $3.7 million of which $563,000 is payable within one year. See Notes 2 and 15 to the Consolidated Financial Statements.

       SUBSEQUENT EVENTS

       On February 29, 1996, the Company acquired a 19% interest in Real Time Synthesized Entertainment
       Technology, Ltd. ("RT-SET"), located in Tel Aviv,
       Israel. RT-SET develops, markets and sells real time virtual studio set software and proprietary communications hardware that operate on Silicon
       Graphics systems.  Chyron purchased shares of RT-SET
       Convertible Preferred Stock in exchange for 2.4
       million shares of Chyron common stock valued at $6 million. Chyron was granted certain call option rights which, when exercised, will result in the Company owning up to a 51% interest in RT-SET.
       Chyron and RT-SET will jointly market and distribute
       RT-SET products and Chyron will provide
       infrastructure for installation, service and support functions.

       On January 4, 1996, Chyron signed a Letter of Intent to acquire Pro-Bel Limited ("Pro-Bel"), located in the United Kingdom. Pro-Bel manufactures and distributes video signal switching equipment and systems. Under the terms of the Letter of Intent, the consideration consists of approximately $12.1 million (8 million pounds sterling) in cash and notes, of which a minimum of $6.8 million will be in cash, and approximately $9 million (6 million pounds sterling) of restricted Chyron Common Stock valued at the average closing price of Chyron shares on the New York Stock Exchange for a defined period preceding the closing of the transaction. The closing is expected to be completed in March 1996.

       NEW ACCOUNTING STANDARDS

       In March 1995, the Financial Accounting Standards
       Board ("FASB") issued Statement of Financial
       Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long
       Lived Assets to be Disposed of." This accounting standard, which is effective for financial statements issued for fiscal years beginning after December 15, 1995, is not expected to have a material impact on the Company's results or reporting.

       In October 1995, the FASB issued SFAS No. 123,
       "Accounting for Stock Based Compensation". This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company plans to adopt SFAS
       123 in 1996 through disclosure in the Notes to the Consolidated Financial Statements.


              Report of Independent Auditors



       February 8, 1996, except as to Note 17, which is as of February 29, 1996


       To the Board of Directors and
       Shareholders of Chyron Corporation

       In our opinion, the consolidated financial statements for the year ended December 31, 1995 listed in the index appearing under Item 14(a)(1) and (2) on page 38 present fairly, in all material respects, the financial position of Chyron
       Corporation and its subsidiaries at December 31, 1995 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles.
       These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.


       Price Waterhouse LLP



       Report of Independent Auditors


       Shareholders and Board of Directors
       Chyron Corporation and Subsidiary

       We have audited the accompanying consolidated balance sheet of Chyron Corporation and subsidiary as of December 31, 1994 and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1994. Our audits also included the consolidated financial statement schedule for each of the two years in the period ended December
       31, 1994 listed in the Index at Item 14(a). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

       We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Chyron Corporation and subsidiary at December 31, 1994, and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                    Ernst & Young LLP
       Melville, New York
       February 17, 1995



       ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY
       DATA

                      CHYRON CORPORATION
            CONSOLIDATED STATEMENTS OF OPERATIONS
       FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
           (In thousands except per share amounts)


                                       1995   1994    1993

       Net sales.................... $53,971 $42,762 $37,391

       Cost and expenses:
        Manufacturing...............  22,746  18,912  16,816
        Selling, general and
          administrative............  17,066  14,301  13,452
        Research and development....   4,105   4,163   3,573
        Management fee..............   2,911   1,139     800
        West Coast restructuring
          (recapture) charge........  (1,339) 12,716
       Total costs and expenses.....  45,489  51,231  34,641

       Operating income (loss)......   8,482  (8,469)  2,750

       Interest expense, net........     536     525     714
       Income (loss) before
         provision for income taxes.   7,946  (8,994)  2,036

       Income taxes/equivalent
         provision..................     470             760

       Net income (loss)............ $ 7,476 $(8,994)$ 1,276

       Earnings (loss) per common
         share...................... $   .08 $  (.10)$   .02

       Weighted average number of
         common and common
         equivalent shares
         outstanding ...............  91,148  86,886  75,885








       See Notes to the Consolidated Financial Statements.



                     CHYRON CORPORATION
       CONSOLIDATED BALANCE SHEETS AT DECEMBER 31, 1995 AND 1994
             (In thousands except share amounts)

                           ASSETS

                                                    1995     1994
       Current assets:
         Cash and cash equivalents..............  $ 5,012  $ 1,555
         Accounts and notes receivable..........   13,967   13,225
         Inventories............................   11,645    5,464
         Prepaid expenses.......................      578    1,898
         Deferred tax asset.....................    6,457
           Total current assets.................   37,659   22,142

       Property and equipment...................    3,300    3,646
       Software development costs...............    1,716    2,520
       Deferred tax asset.......................    1,403
       Other assets.............................      254      336
       TOTAL ASSETS                                 $44,332  $28,644


            LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
         Accounts payable and accrued expenses..  $ 8,120  $ 7,008
         Management fee payable.................    1,000
         Reserve for West Coast restructuring...      158    2,824
         Capital lease obligations..............      160      207
           Total current liabilities............    9,438   10,039

       Loans payable............................    4,741    4,500
       Capital lease obligations................      170      229
       Convertible subordinated notes payable...               100
           Total liabilities....................   14,349   14,868

       Commitments (See Note 15)

       Shareholders' equity:
         Preferred stock, par value without designation
         Authorized - 1,000,000 shares, Issued - none
         Common stock, par value $.01
         Authorized - 150,000,000 shares
          Issued and outstanding -
          90,071,394 shares at December 31, 1995,
          87,392,524 shares at December 31, 1994.     901     874
         Additional paid-in capital..............  27,739  19,035
         Retained earnings/(accumulated deficit).   1,343  (6,133)
       Total shareholders' equity................  29,983  13,776
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.$44,332 $28,644



       See Notes to the Consolidated Financial Statements.



                          CHYRON CORPORATION
                 CONSOLIDATED STATEMENTS OF CASH FLOWS
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (In Thousands)


                                                    1995    1994    1993
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss).......................... $7,476 $(8,994) $1,276
       Adjustments to reconcile net income (loss)
        to net cash provided by operations:
        West Coast restructuring (recapture)
         charge..............................      (1,339) 11,766
        Depreciation and amortization.............  2,067   2,037   1,816
        Income tax equivalent provision...........    354             608
        Loss on abandonment of leasehold
         improvements.............................            350
       Changes in operating assets and liabilities:
        Accounts and trade notes receivable.......   (742)    567  (2,175)
        Inventories............................... (6,181)  2,879    (894)
        Prepaid expenses..........................  1,320  (1,184)    141
        Income taxes receivable...................                    248
        Accounts payable and accrued expenses.....  1,112  (1,913)  1,044
        Management fee payable....................  1,000
        Reserve for West Coast restructuring...... (1,327)
       Net cash provided by operating activities..  3,740   5,508   2,064

       CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of property and equipment......   (710)   (660)   (731)
       Capitalized software development...........   (207) (1,383) (1,741)
       Sales of equipment held for lease..........                    112
       Other......................................     28     102     141
       Net cash (used in) investing activities....   (889) (1,941) (2,219)

       CASH FLOWS FROM FINANCING ACTIVITIES
       Payments of capital lease obligations......   (106)
       Payments of loans payable.................. (4,500) (1,985)
       Net proceeds from new credit facility......  4,741
       Proceeds from exercise of common stock
        purchase warrants.........................    471      43      61
       Payments of Chapter 11 claims and other
        reorganization items......................           (283)    (96)
       Net cash provided by (used in) financing
         activities...............................    606  (2,225)    (35)

       Change in cash and cash equivalents........  3,457   1,342    (190)
       Cash and cash equivalents at beginning
         of year..................................  1,555     213     403
       Cash and cash equivalents at end of year... $5,012  $1,555  $  213

       SUPPLEMENTAL CASH FLOW INFORMATION
       Interest paid.............................. $  555  $  548  $  945

       Income taxes paid.......................... $  116  $   71  $   27





          See Notes to the Consolidated Financial Statements.



                           CHYRON CORPORATION
            CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993
                             (In thousands)


                                                            RETAINED
                                   COMMON STOCK ADDITIONAL  EARNINGS
                                  $.01 PAR VALUE  PAID-IN (ACCUMULATED
                                    SHARES AMOUNT CAPITAL    DEFICIT)

         Balance at December 31, 1992. 72,309  $723  $15,574   $1,585

       Net income.....................                          1,276

       Exercise of warrants...........    304     3       58

       Conversion of subordinated
        notes......................... 14,000   140    2,660

       Benefit of utilization of net
        operating loss carryforward
        under Fresh Start Reporting...                   608

       Balance at December 31, 1993..  86,613   866   18,900    2,861

       Net loss.......................                         (8,994)

       Exercise of warrants...........    280     3       40

       Conversion of subordinated
         notes........................    500     5       95

       Balance at December 31, 1994... 87,393   874   19,035   (6,133)

       Net income.....................                          7,476

       Income tax equivalent benefit
        from reduction of deferred
        tax assetvaluation allowance..                 6,800

       Benefit of utilization of net
        operating loss carryforward
        under Fresh Start Reporting...                 1,360

       Exercise of warrants...........  2,178    22      449

       Conversion of subordinated
        notes.........................    500     5       95

        Balance at December 31, 1995. $90,071  $901  $27,739   $1,343








       See Notes to the Consolidated Financial Statements.




       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

       1.  CONTROL OF REGISTRANT

       On  May 26, 1995, Pesa Inc., a Delaware Corporation
       ("Pesa"), sold 10,000,000 shares of common stock of Chyron Corporation ("Chyron" or "the Company") to CC
       Acquisition Company A, a Delaware limited liability company ("CCACA"). On July 25, 1995, Pesa sold
       49,414,732 shares to the entities listed below.
       Additionally, on July 25, 1995, Sepa Technologies,
       Ltd., a Georgia limited liability company ("Sepa"), and an affiliate of Pesa, sold 5,000,000 shares to the entities listed below.

       The sales were made pursuant to two agreements entered into on May 26, 1995: (1) CCACA and CC
       Acquisition Company B, a Delaware limited liability company ("CCACB"), and an affiliate of CCACA, entered into a stock purchase agreement with Pesa
       (the "Pesa Agreement") pursuant to which (i) CCACA acquired 10,000,000 shares and (ii) CCACA and CCACB agreed to acquire an additional 49,414,732 shares and (2) CCACA entered into a stock purchase agreement with Sepa (the "Sepa Agreement") pursuant to which CCACA agreed to acquire 5,000,000 shares, and the voting rights and right of first refusal to an additional 9,000,000 shares. CCACA and CCACB are collectively referred to herein as CCAC.

       On July 25, 1995, CCACA entered into an agreement
       (the "Leubert Agreement") with Alfred O.P. Leubert
       Ltd., a New York corporation ("Leubert"), pursuant to which CCACA was granted a right of first refusal to acquire 300,000 shares, which shares were acquired by Leubert from Sepa and which reduced from 9,000,000 to 8,700,000 the Company's right of first refusal to acquire shares as set forth in the Sepa
       Agreement.

       On July 25, 1995, CCACA and CCACB entered into an assignment and assumption agreement (the "Assignment
       Agreement") by and among CCACA, CCACB, WPG Corporate
       Development Associates IV, L.P., a Delaware limited partnership ("CDA"), WPG Corporate Development
       Associates IV (Overseas), L.P., a Cayman Islands exempt limited partnership ("CDAO"), WPG Enterprise
       Fund II, L.P., a Delaware limited partnership
       ("WPGII"), Weiss, Peck & Greer Venture Associates
       III, L.P., a Delaware limited partnership
       ("WPGIII"), Westpool Investment Trust plc., a public limited company organized under the laws of England
       ("WIT"), Lion Investments Limited, a limited company organized under the laws of England ("Lion") and Charles M. Diker (such individual together with CDA,
       CDAO, WPGII, WPGIII, WIT and Lion, the "WPG/Westpool
       Investor Group") and certain other persons (such persons together with the WPG/Westpool Investor
       Group, the "Assignees"), pursuant to which (i) CCACA assigned to the Assignees its rights under the Pesa
       Agreement to acquire 20,000,000 shares, (ii) CCACA assigned its rights under the Sepa Agreement to acquire 5,000,000 shares, (iii) CCACA assigned its right of first refusal to acquire 5,400,000 of the 9,000,000 shares as set forth in the Sepa Agreement and the Leubert Agreement described above and (iv)
       CCACB assigned its rights under the Pesa Agreement to acquire 17,648,839 shares.

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

       Pesa was a 100% owned subsidiary of a Spanish
       Company, Pesa Electronica, S.A. ("Electronica"), which in turn was 99% owned by a Spanish Company, Amper, S.A. On June 24, 1994, Amper sold all of its shares of stock of Electronica to Sepa. On August
       2, 1994, Sepa acquired 14,000,000 shares of Chyron common stock from certain foreign shareholders.
       Consequently, Sepa directly and indirectly through Pesa became the beneficial owner of 73,414,732 shares of Chyron common stock.

       On October 5, 1994, Electronica filed for receivership in Spain ("Suspension de Pagos"). The proceedings are comparable to a Chapter 11 reorganization under the U.S. Bankruptcy laws.

       2.  RELATED PARTY TRANSACTIONS

       Sepa, prior to the above described change in control, was the beneficial owner of 73,414,732 shares of Chyron common stock. Consequent to such ownership, Sepa had an amended and restated management agreement with Chyron whereby Chyron agreed to pay management fees to Sepa at 2.5% of consolidated revenues through December 31, 1997.
       The management fees under this agreement were subject to an annual limitation of $1.5 million.
       In July 1994, Chyron took advantage of an option to prepay the management fee at a 25% discount from the aggregate estimated yearly fees for the period
       July 1, 1994 through December 31, 1995, resulting in estimated aggregate total savings of $486,000 in fees for the eighteen month period ending December
       31, 1995.

       In December 1995, Chyron and Sepa agreed to terminate the Management Agreement upon payment to Sepa of $2 million, which resulted in aggregate savings for the Company of $1 million for the two year period ending December 31, 1997. The $2 million was paid in equal installments in December
       1995 and January 1996.

       The Company shared certain trade show and facility costs with Pesa and Electronica. Such services amounted to $30,000, $303,000 and $127,000 for 1995,
       1994 and 1993, respectively, and were billed to these related parties under a usage based allocation. During 1993, the Company also performed certain development work for Electronica and sold to it certain products that were billed under an arm's length arrangement. These sales amounted to $272,000.

       As of December 31, 1994, the Company was indebted to Sepa and its affiliates for $49,000, representing the cost of services provided and interest accrued on the Convertible Subordinated Notes. Also, the
       Company had outstanding receivables due from Electronica and its affiliates for equipment and services at December 31, 1995 and 1994 amounting to $483,000 and $685,000, respectively. In light of Electronica's filing "Suspension de Pagos" in Spain, reserves of $389,000 and $545,000, respectively, have been provided for these receivables.

       A director of the Company is a partner of a law firm that rendered various legal services to the Company for which the Company incurred costs of $273,000 during 1995.

       3.  WEST COAST RESTRUCTURING

       During the third quarter of 1994, as the result of continuing significant operating losses by the Company's West Coast Operations and its inability to meet revenue and operating targets, management implemented a restructuring plan to eliminate a substantial number of the CMX and Aurora product lines and consolidate certain remaining products into the Company's Graphics Operations, with only certain product engineering capabilities remaining on the West Coast. As a result, the Company recorded a $12.7 million charge to operations during the third quarter of 1994, resulting from headcount reductions, consolidation costs, write-downs of assets related to discontinued product lines and accrual of estimated operating losses anticipated during the disposition period. For 1995, operating losses of $1,707,000 related to the discontinued product lines were charged against the reserve for West Coast restructuring.

       During August 1995, the Company entered into an agreement to sublease a portion of the office space for the West Coast Operations. The subleasing served to decrease future rent commitments and, as a result, the Company reversed $356,000 of the original $12.7 million charge to account for the decrease in projected rent expense.

       Additionally, during 1995, the Company sold certain inventory that had been fully reserved for in the original $12.7 million charge. The Company realized a gain of $380,000 related to this inventory.

       During December 1995, the Company recaptured
       $603,000 of the original restructuring charge as a result of lower than anticipated costs related to the disposition period. As of December 31, 1995, the amount of the Reserve for West Coast
       Restructuring of $158,000 represented future rent commitments through 1997.

       A summary of activity for the year ended December
       31, 1995 related

                                     RESERVE FOR   WEST COAST
                                     WEST COAST   RESTRUCTURING
                                    RESTRUCTURING   RECAPTURE

         Balance at January 1, 1995       $2,824       $    0
         Current year operating loss       1,707
         Sublease agreement                  356          356
         Realization on asset write-down                  380
         Recapture                           603          603
         Balance at December 31, 1995     $  158       $1,339

       4.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

       The Company's business is organized under a group concept that coordinates product development, marketing, advertising, distribution and procurement. The Company has a multi-product approach for filling customer requirements for equipment and systems used in video or film production. Today these products include: graphics and character generation systems and electronic paint and animation systems and software. As a result, the Company operates as one business segment.

       BASIS OF PRESENTATION

       The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, which is currently inactive. Certain prior year amounts have been reclassified to conform to the current year presentation.

       ACCOUNTING ESTIMATES

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period.

       CASH AND CASH EQUIVALENTS

       Cash and cash equivalents includes cash on deposit and amounts invested in a highly liquid money market fund. Cash equivalents consist of short term investments convertible into cash within 3 months or less. The carrying amounts of cash and cash equivalents approximate their fair value.

       INVENTORIES

       Inventories are stated at the lower of cost (first-in, first-out basis) or market.

       PROPERTY, EQUIPMENT AND DEPRECIATION

       Property and equipment are carried at cost and are depreciated on the straight-line method over estimated useful lives of 3-10 years. Leasehold improvements are amortized over the shorter of the remaining life of the lease or the life of the improvement.

       REVENUE RECOGNITION

       Revenue is recognized when finished products are shipped.

       INCOME TAXES

       In connection with Chyron's emergence in 1991 from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code, the Company adopted "Fresh Start Reporting" in accordance with AICPA Statement of Position, "Financial Reporting by
       Entities in Reorganization under the Bankruptcy
       Code."

       Fresh Start Reporting requires that the Company report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in Net
       Income, but instead is recorded as a direct increase to Additional Paid-in Capital. The income tax equivalent provision does not affect the Company's tax liability.

       The Company's deferred tax liability is determined based on the differences between the financial reporting and tax bases of assets and liabilities and enacted tax rates that are expected to be in effect for the years in which the differences are expected to reverse. The deferred tax liability is reduced by cumulative tax credits and losses carried forward for tax purposes and by tax deductible temporary differences (deferred tax assets). See
       Note 13.

       COMMON STOCK EQUIVALENTS

       In December 1991, the Company issued to Pesa $5 million of Convertible Subordinated Notes ("Notes").
       The Notes were convertible into shares of Chyron common stock at a conversion price of $.20 per share. As of December 31, 1995, all of the Notes had been converted into shares. See Note 11.

       In January 1992, shareholders of the Company, other than Pesa, received one warrant for every two shares of common stock held when the Company issued
       5,795,555 Common Stock Purchase Warrants. Each warrant entitled its holder to purchase one share of the Company's common stock at $.20 per share. These warrants expired on January 31, 1996. As of December 31, 1995, a total of 4,070,024 Common Stock
       Purchase Warrants had been exercised.  In January
       1996, an additional 1,138,523 warrants were exercised.

       During 1995, the Company's Board of Directors granted 3,125,000 Incentive Stock Options to certain employees for the purchase of Chyron common stock at a purchase price ranging from $1.625 to $1.875.
       Additionally, during 1995, 90,000 Non-Incentive
       Stock Options were granted to members of the Board of Directors at a purchase price of $1.875. The purchase price of the stock options granted represents the quoted closing market price at the dates of the grant. The options vest over three years and expire on July 25, 2000. During 1995 no options were exercisable. See Note 12.

       EARNINGS PER SHARE

       Earnings per share are based on the weighted average number of common shares outstanding during the period plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding
       Common Stock Purchase Warrants and outstanding
       Incentive Stock Options. Fully diluted earnings per share are not presented since such presentation would not be materially different from primary earnings per share.

       5.  ACCOUNTS AND NOTES RECEIVABLE

       Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $3,134,000 and $2,204,000 at December 31, 1995 and 1994,
       respectively. The provision for doubtful accounts amounted to $466,000, $729,000, and $547,000 for
       1995, 1994 and 1993, respectively. The carrying amounts of accounts and notes receivable are a reasonable estimate of their fair value.

       The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations.

       Accounts and notes receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 1995 and 1994, receivables included approximately $2.7 million due from foreign customers.

       6.  INVENTORIES

       Inventories at December 31 consist of the following
       (in thousands):

                                    1995      1994

       Finished goods             $ 3,345   $ 1,811
       Work-in-process              5,250     1,807
       Raw material                 3,050     1,846
                                  $11,645   $ 5,464

       7.  PROPERTY AND EQUIPMENT

       Property and equipment at December 31 consist of the following (in thousands):

                                         1995      1994

       Land .....................       $   53    $   53
       Machinery and equipment...        4,441     3,881
       Furniture and fixtures....        1,501     1,348
       Leasehold improvements....          299       296
                                         6,294     5,578

       Less:  Accumulated depreciation
         and amortization                2,994     1,932
                                        $3,300    $3,646

       Machinery and equipment at December 31, 1995 and 1994 includes $473,000 and $436,000, respectively, of assets held under capital lease obligations. See
       Note 15.

       Depreciation expense, which includes amortization of the Company's capital lease assets was $1,054,000, $1,106,000 and $785,000 in 1995, 1994 and 1993,
       respectively.

       8.  SOFTWARE DEVELOPMENT COSTS

       Certain software development costs are capitalized and amortized over their estimated economic life, ranging from 3 to 5 years, commencing when each product is available for general release. The following amounts were capitalized, amortized, and written off during the year ended December 31 (in thousands):

                                              1995    1994     1993

       Amounts capitalized...............  $   207  $ 1,383   $1,741
        Less:  Amortization (included in
               Research and Development).   (1,013)    (931)    (764)
               West Coast restructuring
               write-down to net
                realizable value.........            (1,991)
       Net (decrease) increase in
         software development costs......  $  (806) $(1,539)  $  977


       9.  ACCOUNTS PAYABLE AND ACCRUED EXPENSES

       Accounts payable and accrued expenses at December 31 consist of the following (in thousands):

                                       1995      1994

       Accounts payable............   $2,818    $3,389
       Compensation (including
         pension liability)........    3,136     2,667
       Other accrued items.........    2,003       792
       Income taxes payable........      163       160
                                      $8,120    $7,008

       The carrying amounts of accounts payable and accrued expenses are a reasonable estimate of their fair value.

       10.  LOANS PAYABLE

       On April 27, 1995, the Company entered into a two year credit facility for $10,000,000 with a financial institution. This facility, among other things, is secured by substantially all the Company's accounts receivable and inventories.
       Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Interest is payable monthly at the prime rate (8.5% at December 31, 1995) plus 2% per annum.
       At December 31, 1995, the Company had $4,741,000 outstanding under such facility. The carrying amount of notes payable is a reasonable estimate of its fair value.

       At December 31, 1994, the Company had $4.5 million outstanding with another financial institution under a secured revolving credit facility, which was classified as long-term debt as the Company, on February 1, 1995, had received a commitment for the aforementioned two-year facility. Interest on the former facility was payable monthly at prime plus 2% per annum.

       11.  CONVERTIBLE SUBORDINATED NOTES PAYABLE

       In 1991, the Company issued (to Pesa) 4-year
       Convertible Subordinated Notes in the principal amount of $5.0 million maturing on January 31, 1996 and bearing interest (payable annually in arrears) at the prime rate, adjusted annually each December.
       The Notes were convertible into 25,000,000 shares of common stock of the Company at a conversion rate of 20 cents per share. As of December 31, 1995, all of the Notes had been converted into shares of common stock of the Company.

       12.  LONG-TERM INCENTIVE PLAN

       In May 1995, the Company's shareholders approved the
       Chyron Corporation Long-Term Incentive Plan ("the
       Plan").  The Plan allows for a maximum of 5,000,000
       shares of common stock to be available with respect
       to the grant of awards under the Plan; any or all of
       such common stock may be granted for awards of
       Incentive Stock Options.   During 1995, no options
       were exercisable.

       On July 25, 1995 and November 21, 1995, the Board of
       Directors granted Incentive Stock Options for the
       purchase of 2,975,000 and 150,000 of such shares to
       certain employees, the purchase price per option
       share is $1.625 and 1.875, respectively, the quoted
       closing market price at the dates of grant.
       Additionally, on July 31, 1995, the Board of
       Directors granted Non-Incentive Stock Options to
       members of the Board of Directors for the purchase
       of 90,000 such shares, the purchase price being
       $1.875 per option share, the quoted closing market
       price at the date of this grant.  The options vest
       over three years at 33 1/3% per annum and expire on
       July 25, 2000.   On July 25, 1995, the Board of
       Directors approved an amendment to the Plan to provide that all Directors who are not officers of the Company shall receive, on an annual basis on the last trading date of each July, stock options for 10,000 shares of the Company's common stock, at an exercise price equal to the quoted closing market price of the stock on the date of grant; such amendment is subject to shareholder approval at the next annual meeting of shareholders.

       13.  INCOME TAXES

       The provision for income taxes consists of the following (in thousands):

                                      1995   1994   1993
       Current:
         State....................   $  50  $      $ 152
         Tax equivalent provision.     420           608
                                     $ 470  $      $ 760

       The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

                           1995          1994        1993
                       Amount    %    Amount   %   Amount %

       Federal income tax provision
        (benefit) at statutory rate
                      $2,702   34.0 $(3,058)(34.0)$ 692 34.0

       State income taxes, net of
        federal tax benefit
                          33     .4                 100  4.9

       Benefit from post
        reorganization temporary
        differences on tax
        equivalent provision
                      (1,351) (17.0)

       Effect of valuation allowance
        on deferred tax assets
                        (940) (11.8)  3,058  34.0

       Other, net
                          26     .3                  (32)(1.6)
                     $   470    5.9% $           % $ 760 37.3%

       The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets are subject to a valuation allowance, which was $5.4 and $14.5 million at December 31, 1995 and 1994, respectively. This valuation allowance is primarily attributable to a pre-Chapter 11 reorganization net operating loss
       carryforward and pre-Chapter 11   reorganization
       deductible temporary differences. As a result of current and projected future profitability, the allowance was partially reduced in 1995.

       Deferred tax assets (deductible temporary differences) as of December 31, prior to the allocation of the valuation allowance, consisted of the following (in thousands):

                                         1995    1994
       Post-reorganization net
         operating loss carryforward   $   280 $   675
       Pre-reorganization net
         operating loss carryforward     7,250   8,670
       Pre-reorganization deductible
         temporary differences           4,555   3,972
       Restructuring reserve                55   1,063
       Other                             2,000   1,500
         Total deferred tax assets     $14,140 $15,880

       Deferred tax liabilities (taxable temporary differences) as of December 31 consisted of the following (in thousands):

                                            1995     1994

       Pre-reorganization taxable
         temporary differences            $   85  $   615
       Software development costs            585      683
       Other                                 210      152

          Total deferred tax liabilities  $  880  $ 1,450

       At December 31, 1995, the Company had net operating loss carryforwards ("NOL") of approximately $22.1 million for tax purposes, expiring beginning with the year 1996 through 2009. The U.S. Federal income tax code provides that the amount of pre-Chapter 11 reorganization NOL's (approximately $21.3 million) at December 31, 1995 that can be utilized will be limited each year as a result of the change in control of the Company at the end of 1991 and certain other annual limitations. Post-Chapter 11 reorganization NOL's (approximately $.8 million at December 31, 1995) are also subject to such limitations, due to the change in control on July 25, 1995.

       14.  BENEFIT PLANS

       The Company has a defined benefit pension plan (the
       "Pension Plan") covering substantially all employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation.
       Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employees Retirement Income Security Act. The assets held by the Pension Plan at December 31, 1995 include government securities, corporate bonds and mutual funds.

       The net periodic pension cost and its components under the provisions of SFAS No. 87 for the years ending December 31 are as follows (in thousands):


                                        1995    1994    1993
       Service cost-benefits earned
         during the period ..........  $ 383    $437    $388
       Interest cost on projected
         benefit obligation..........    292     312     290
       Actual return on plan assets..   (227)   (269)   (217)
       Net amortization and deferral.    (15)
       Net periodic pension cost.....  $ 433    $480    $461

       A reconciliation of the funded status of the Pension
       Plan to the Company's balance sheet at December 31 is as follows (in thousands):

                                         1995    1994    1993

       Accumulated pension benefit
         obligation:
           Vested.....................  $2,265  $2,431  $2,036
           Non-vested.................      79      63      87
           Total........ .............  $2,344  $2,494  $2,123

         Projected benefit obligation.   4,138  $4,532  $3,765
         Plan assets at fair value....   2,609   3,352   2,663
         Projected benefit obligation in
           excess of assets...........   1,529   1,180   1,102

       Less items not yet recognized
         in net periodic pension cost:
         Unrecognized net gain (loss)
          from past experience and
          changes in assumptions......     49     (35)    (45)
       Pension liability.............. $1,578  $1,145  $1,057

       In each year presented, the expected long-term rate of return on Pension Plan assets was 9%. The weighted average discount rate used to determine the accumulated benefit obligation was 8% in 1995 and 1994 and 9% in 1993. The rate of compensation increase used was 6% for all years presented.

       In 1994, the Company adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All employees of the Company are eligible to participate in the 401(k) Plan, except non-resident aliens and employees who are members of a union who bargain separately for retirement benefits during negotiations. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit ($9,240 in 1995 and 1994), whichever is less. Total compensation that can be considered for contribution purposes is limited to $150,000.

       The Company can elect to make a contribution to the Plan on behalf of those participants who have made salary deferral contributions. During 1995, the Company contributed $29,000 to the Plan. During
       1994, no contributions were made by the Company.

       15.  COMMITMENTS AND CONTINGENCIES

       The Company is obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

                             Operating  Capital

       1996 ...............  $  563     $  183
       1997 ...............     506        110
       1998 ...............     374         58
       1999 ...............     387         19
       2000 ...............     401
       2001 and thereafter    1,420
                             $3,651     $  370

       The operating leases contain provisions for maintenance and escalations for real estate taxes.
       Total rent expense was $496,000, $530,000 and $822,000 for 1995, 1994 and 1993, respectively. The cumulative imputed interest in the capital lease obligation is $40,000.

       As of December 31, 1995, the Company had letters of credit outstanding totalling $28,000 which guaranteed various trade activities. The contract amount of the letters of credit is a reasonable estimate of their fair value as the value for each is fixed over the life of the commitment. The Company maintains a total credit line of $100,000 specifically for obtaining standby letters of credit.

       There are several legal actions pending against the Company. It is management's belief that none of these actions have merit nor will any outcome materially affect the financial position of the Company.

       16.  NEW ACCOUNTING STANDARDS

       In March 1995, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 121, "Accounting for the Impairment of Long Lived Assets and for Long Lived Assets to be Disposed of." This accounting standard, which is effective for financial statements issued for fiscal years beginning after December 15, 1995, is not expected to have a material impact on the Company's results or reporting.

       In October 1995, the FASB issued SFAS No. 123,
       "Accounting for Stock Based Compensation". This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 1995. The Company plans to adopt SFAS
       123 in 1996 through disclosure in the Notes to the Consolidated Financial Statements.

       17.  SUBSEQUENT EVENTS

       On February 29, 1996, the Company acquired a 19% interest in RT-SET, Ltd. ("RT-SET"), located in Tel Aviv, Israel. RT-SET develops, markets and sells real time virtual studio set software and proprietary communications hardware that operate on Silicon Graphics systems. Chyron purchased shares of RT-SET Convertible Preferred Stock in exchange for 2.4 million shares of Chyron common stock valued at $6 million. Chyron was granted certain call option rights which, when exercised, will result in the Company owning up to a 51% interest in RT-SET.
       Chyron and RT-SET will jointly market and distribute RT-SET products and Chyron will provide infrastructure for installation, service and support functions.

       On January 4, 1996, Chyron signed a Letter of Intent to acquire Pro-Bel Limited ("Pro-Bel"), located in the United Kingdom. Pro-Bel manufactures and distributes video signal switching equipment and systems. Under the terms of the Letter of Intent, the consideration consists of approximately $12.1 million (8 million pounds sterling) in cash and notes, of which a minimum of $6.8 million will be in cash, and approximately $9 million (6 million pounds sterling) of restricted Chyron Common Stock valued at the average closing price of Chyron shares on the New York Stock Exchange for a defined period preceding the closing of the transaction. The closing is expected to be completed in March 1996.

       In February 1996, the Company received a commitment letter from a bank to obtain a credit facility totalling $18 million. The facility, which is secured by the Company's properties and assets consists of a revolving credit facility of $10 million and a term loan of $8 million. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Additionally, an over-advance is available above the borrowing formula in an amount not to exceed $2 million. Interest on the revolving credit facility is equal to Prime or adjusted LIBOR plus 175 basis points and is payable monthly. The revolving portion of the facility will mature 3 years from the closing of the loan. The term loan is payable in quarterly installments of $500,000, commencing the first quarter following the close of the loan. Interest on the term loan is equal to Prime or adjusted LIBOR plus 200 basis points and is payable monthly. The term portion of the facility matures 4 years from the date of the closing of the loan.

       Management is targeting closing of the loan for March 1996. The closing is subject to the execution of a loan and security agreement with customary closing conditions. As a condition of terminating the loan with the existing financial institution (see Note
       10), the Company will have to pay certain penalties which are estimated at $300,000.

       18.  OTHER INFORMATION

       Customers for the Company's products include broadcasters, video production and post-production companies, cable television distributors and operators, industrial users, governments and governmental agencies and domestic and international dealers serving the video production and display industries for non-broadcast and broadcast markets.

       Export sales are made through several international distributors. Export sales are principally to customers in Europe and Canada and amounted to $7,511,000, $6,623,000 and $6,049,000, for 1995, 1994
       and 1993, respectively.

       ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH
       ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       During 1995, the Company dismissed Ernst & Young, LLP as its principal accountants and retained Price Waterhouse LLP. On October 25, 1995, the Company filed a Form 8-K related to the Change in the Registrant's Certifying Public Accountants which is incorporated herein by reference.




                              PART III

       Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 120 days of December 31, 1995 and are incorporated herein by reference.



                                   PART IV

       ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM
       8-K


       (a) (1)FINANCIAL STATEMENTS

       The following Consolidated Financial Statements of Chyron Corporation and subsidiary are included in Part II, Item 8:

       Page

       Report of Independent Auditors - current year                    18

       Report of Independent Auditors - prior years                     19

       Consolidated Statements of Operations for the Years Ended
       December 31, 1995, 1994 and 1993                                 21

       Consolidated Balance Sheets - December 31, 1995 and 1994         22

       Consolidated Statements of Cash Flows for the Years Ended
       December 31, 1995, 1994 and 1993                                 23

       Consolidated Statements of Shareholders' Equity for the Years
       Ended December 31, 1995, 1994, and 1993                          24

       Notes to the Consolidated Financial Statements                25-37


           (2)FINANCIAL STATEMENT SCHEDULES

       The following Consolidated Financial Statement schedules of Chyron Corporation and subsidiary is included in Item 14(d):

       Schedule II -  Valuation and Qualifying Accounts for the Years
                      Ended December 31, 1995, 1994 and 1993            45


       All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.


           (3) FINANCIAL STATEMENT EXHIBITS
                                                                      Page
       See listing of exhibits to the Financial Statements in section
       (c) below

       (b) Reports on Form 8-K

       A Form 8-K was filed on October 25, 1995 for the Change
       in the Registrants' Certified Public  Accountants........**********

       (c) Exhibits

           2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

              (a)  First Amended Disclosure Statement pursuant to
                   Section 1125 of the Bankruptcy Code, dated
                   October 28, 1991 (with First Amended Plan
                   or Reorganization under Chapter 11 of the
                   Bankruptcy Code attached as
                   Exhibit A thereto)................................. ***

           3. Articles of incorporation and by-laws.
             (a) Restated Certificate of Incorporation of Chyron
              Corporation.............................................. **

             (b)  Amended and Restated By-Laws of Chyron Corporation,
                  adopted February 17, 1995......................*********


           4. Instruments defining rights of security holders, including debentures.

              (a) Warrant Agreement, dated January 3, 1992, between Chyron Corporation and American Stock Transfer &
                   Trust Company, as warrant agent, incorporating the
                   form of warrant certificate as Exhibit
                    A thereto...........................................**

              (b) Convertible Note Purchase Agreement, dated as of December 27, 1991, between Chyron Corporation and
                   Pesa, Inc., incorporating the form of convertible note
                   as exhibit 1 thereto................................***

              (c)  Registration Rights Agreement, dated December 27,
                   1991, between Chyron Corporation and
                   Pesa, Inc...........................................***

              (d) Registration Rights Agreement dated July 25, 1995 by and between Chyron Corporation and CC
                   Acquisition Company A, L.L.C., CC Acquisition Company B, L.L.C., WPG Corporate Development Associates,
                   IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Enterprise Fund II, L.P. Weiss, Peck & Greer Venture Associates, III, L.P.,
                   Westpool Investment Trust PLC, Lion Investments Limited, Charles Diker, Mint House Nominees Limited, Pine Street Ventures, L.L.C., Isaac Hersly, Alan I. Annex, Ilan Kaufthal, Z Four Partners L.L.C. and A.J.L. Beare.

           10.  Material Contracts.

                (a) Assignment and Assumption, dated July 1, 1994, effective July 1, 1994, of Management Agreement dated December 27, 1991 and Amended March 10, 1992, between Chyron Corporation and Pesa, Inc. to Sepa Technologies
                Ltd., Co.........................................*********

                (b) Amended and Restated Management Agreement, dated August 8, 1994, by and between Chyron Corporation and Sepa Technologies Ltd., Co...................*********

                (c) Distribution and License Agreement, dated September 22, 1994, between Chyron Corporation and Comunicacion Integral
                Consultores, S.L.................................*********

                (d) Termination Agreement, dated November 6, 1995
                between Chyron Corporation and Comunicacion
                Integral Consultores, S.L.                            51

                (e) Termination Agreement, dated December 12, 1995 between
                Chyron Corporation and Sepa Technologies Ltd., Co.    57

                (f) Amendment, dated March 10, 1992, to Management Agreement dated December 27, 1991, between Chyron
                Corporation and Pesa Electronica, S.A....................*

                (g) Assignment, dated March 10, 1992, of Management Agreement, dated December 27, 1991, and amendment
                March 10, 1992, between Chyron Corporation
                and Pesa Electronica, S.A., to Pesa, Inc.................*

                (h) Amendment, dated January 31, 1994, effective
                December 28, 1993, to Management Agreement dated
                December 27, 1991 and Amendment March 10, 1992
                between Chyron Corporation and Pesa, Inc..........********

                (i) Revolving Credit Agreement, dated December 27,
                1991, between Chyron Corporation and Extebank...........**

                (j) Management Agreement, dated as of December 27,
                1991, between Chyron Corporation and Pesa Electronica,
                S.A.....................................................**

                (k)  Amendment, dated September 19, 1988, to
                Employment Agreement, dated September 1, 1987, between Chyron Corporation and Isaac Hersly (previously filed as Exhibit 8 to current report on Form 10-Q
                dated November 6, 1987 and incorporated herein in
                its entirety by reference thereto) ....................**

                (l)  Amendment, dated October 25, 1989, to
                Employment Agreement, dated September 1, 1987, between
                Chyron Corporation and Isaac Hersly, as amended........**

              (m)  Amendment, dated October 21, 1991, to
              Employment Agreement, dated September 1, 1987, between
              Chyron Corporation and Isaac Hersly, as amended...........**

              (n)  Amendment, dated February 23, 1994, to
              Employment Agreement, dated September 1, 1987, between
              Chyron Corporation and Isaac Hersly, as amended.....********

              (o)  Resignation Agreement, dated July 12, 1994, between
              Chyron Corporation and John A. Poserina..............*******

              (p)  Amendment, dated September 19, 1988, to
              Employment Agreement, dated September 1, 1987, between Chyron Corporation and John A. Poserina (previously filed as Exhibit 7 to current report on Form 10-K
              dated November 6, 1987 and incorporated herein in its
              entirety by reference hereto).............................**

              (q)  Amendment, dated October 25, 1989, to
              Employment Agreement, dated September 1, 1987, between Chyron Corporation and John A. Poserina, as amended................................................**

              (r)  Amendment, dated October 21, 1991, to
              Employment Agreement, dated September 1, 1987, between Chyron Corporation and John A. Poserina, as amended................................................**

              (s)  Amendment, dated September 19, 1988, to
              Employment Agreement, dated September 1, 1987, between Chyron Corporation and Paul J. Rozzini (previously filed as Exhibit 10 to current report on Form 10-K dated
              November 6, 1987 and incorporated herein in its entirety
              by reference thereto).....................................**

              (t)  Amendment, dated October 25, 1989, to
              Employment Agreement, dated September 1, 1987, between Chyron Corporation and Paul J. Rozzini, as amended................................................**

              (u)  Amendment, dated October 21, 1991, to
              Employment Agreement, dated September 1, 1987, between Chyron Corporation and Paul J. Rozzini, as amended................................................**

              (v)  Resignation Agreement, dated March 12, 1993,
              between Chyron Corporation and Alfred
              O.P. Leubert............................................****

              (w) Employment Agreement, dated March 10, 1993, between Chyron Corporation and Paul
              M. Yarmolich...........................................*****

              (x)  Employment Agreement, dated December 24, 1993,
              between Chyron Corporation and Mark
              C. Gray...............................................******

              (y) Employment Agreement, dated March 31, 1994, between Chyron Corporation and Patrick
              A. Burns...........................................*********

              (z)  Employment Agreement, dated October 19, 1994,
              effective November 1, 1994, between Chyron Corporation
              and Peter J. Lance.................................*********

              (aa) Employment Agreement, dated February 8, 1995,
              between Chyron Corporation and
              James F. Duca......................................*********

              (bb) Employment Agreement, dated February 7, 1995,
              between Chyron Corporation and Patricia
              Arundell Lampe.....................................*********

              (cc) Employment Agreement, dated July 26, 1995 between
              Chyron Corporation and Michael Wellesley-Wesley.        62

              (dd) Severance Agreement, dated October 25, 1995 between Chyron Corporation and Peter J. Lance

              (ee) License Agreement between Softimage, Inc. and
              Chyron Corporation and Aurora Systems dated
              February 23, 1993...................................********

              (ff) Distribution Agreement between Softimage, Inc. and Chyron Corporation and Aurora Systems dated
              February 23, 1993...................................********

              (gg) Research and Development, Update and Support
              Agreement between Softimage, Inc. and Chyron Corporation
              and Aurora Systems dated February 23, 1993..........********

       _______________________

       * Incorporated herein in its entirety by reference to the Transition Report for the Period July 1, 1991 to December 31, 1991 on Form 10-K dated March 30, 1992.

       ** Incorporated herein in its entirety by reference to the Annual Report for the Fiscal Year Ended June 30, 1991 on Form 10-K dated January 31, 1992.

       *** Incorporated herein in its entirety by reference to the report on Form 8-K dated December 27, 1991.

       **** Incorporated herein in its entirety by reference to the report on Form 8-K dated March 12, 1993.

       ***** Incorporated herein in its entirety by reference to the report on Form 8-K dated May 10, 1993.

       ****** Incorporated herein in its entirety by reference to the report on Form 8-K dated January 19, 1994.

       ******* Incorporated herein its entirety by reference to the report on Form 8-K dated July 22, 1994.

       ******** Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended
                  December 31, 1993 or Form 10-K dated March 30, 1994.

       *********  Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended
                  December 31, 1994 on Form 10-K dated March 24, 1995.

       ********** Incorporated herein in its entirety by reference to the report or Form 8-K dated October 25, 1995.




       (d)  Financial Statement Schedules
                                                     SCHEDULE II

             CHYRON CORPORATION AND SUBSIDIARIES
              VALUATION AND QUALIFYING ACCOUNTS
                        (In thousands)


              COLUMN A        COLUMN B       COLUMN C       COLUMN D  COLUMN E
                              ADDITIONS
                              BALANCE AT  CHARGE TO COSTS              BALANCE
                              BEGINNING     AND OTHER                  AT END
            DESCRIPTION       OF PERIOD  EXPENSES ACCOUNTS DEDUCTIONS OF PERIOD

       Reserves and allowances
        deducted from asset
         accounts:

       YEAR ENDED
       DECEMBER 31, 1995
       Uncollectible accounts  $ 2,204   $   745  $  185    $         $ 3,134

       Inventory reserves       12,515     1,153              1,435    12,233

       Deferred tax assets      14,500                        9,100     5,400
                               $29,219   $ 1,898  $  185    $10,535   $20,767

       YEAR ENDED
       DECEMBER 31, 1994
       Uncollectible accounts  $ 2,624   $ 2,333  $         $ 2,753   $ 2,204

       Inventory reserves       10,293     5,300     430      3,508    12,515

       Deferred tax assets      11,500             3,100        100    14,500
                               $24,417   $ 7,633  $3,530     $6,361   $29,219
       YEAR ENDED
       DECEMBER 31, 1993
       Uncollectible accounts  $ 2,652   $   547  $         $   575   $ 2,624

       Inventory reserves       10,897       363      70      1,037    10,293

       Deferred tax assets      14,500                        3,000    11,500
                               $28,049   $   910  $   70    $ 4,612   $24,417




                            UNDERTAKING


            The Company undertakes to provide without charge to each shareholder entitled to notice of and to vote at the Annual Meeting of Shareholders, to be held on May 15, 1996, at which directors are to be elected, upon the written request of any such shareholder, a copy of the Company's Annual Report on Form 10-K, for the year ended December 31, 1995, required to be filed with the Securities and Exchange
       Commission, including the financial statements and the schedules thereto. The Company does not undertake to furnish without charge copies of all exhibits to its Form 10-K, but will furnish any exhibit upon the payment of twenty ($.20) cents per page or a minimum charge of $5.00. Such written requests should be directed to Ms. Judy
       Mauro, Director of Corporate Communications,
       Chyron Corporation, 5 Hub Drive, Melville, New
       York 11747. Each such request must set forth a good faith representation that as of March 27, 1996 the person making the request was a beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders.


                         SIGNATURES

       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  Chyron Corporation



                            /s/   Michael Wellesley-Wesley
                                     Michael Wellesley-Wesley
                            Chairman of the Board of Directors
                               and Chief Executive Officer


       Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.



       /s/   Sheldon Camhy        Director                March 13, 1996
            (Sheldon Camhy)


       /s/   Charles Diker        Director                March 13, 1996
            (Charles Diker)


       /s/    Wesley Lang         Director                March 13, 1996

             (Wesley Lang)


       /s/    Eugene Weber        Director                March 13, 1996
             (Eugene Weber)


       /s/ Patricia A. Lampe      Chief Financial Officer March 13, 1996

          (Patricia A. Lampe)     and Treasurer





Commission File Number 0-9014





             SECURITIES AND EXCHANGE COMMISSION
                   WASHINGTON, D.C. 20549


           _____________________________________



                          EXHIBITS

                         filed with

                         FORM 10-K



       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

            THE SECURITIES EXCHANGE ACT OF 1934



        For the fiscal year ended December 31, 1995





           _____________________________________




                     CHYRON CORPORATION

       (Exact name of registrant as specified in its charter)



                   TERMINATION AGREEMENT

       This Termination Agreement, dated as of November 6,
       1995, is by and between CHYRON CORPORATION
       ("CHYRON"), a New York corporation with offices at 5 Hub Drive, Melville, New York 11747, and
       COMUNICACION INTEGRAL CONSULTORES, S.L., a Spanish limited company having its principal office located at c/.Balcones, 10, 3500 Las Palmas de GC, Spain
       ("CI").

                         WITNESSETH

       WHEREAS, CHYRON and CI are party to an International
       Distribution License Agreement dated as of September
       22, 1994 (the "License Agreement");

       WHEREAS, CHYRON and CI mutually agree to terminate the License Agreement pursuant to the following terms and conditions:

       WHEREAS, CHYRON and CI look forward to a smooth and orderly transition of the Jaleo product line from Chyron to CI;

       NOW, THEREFORE, for good and valuable consideration, and intending to be legally bound thereby, CHYRON and CI agree as follows:

       1.   TERMINATION

       Except as otherwise provided herein below, the License Agreement is hereby terminated effective as of the date of this Termination Agreement. Except as set forth below, neither CHYRON nor CI shall have any continuing rights or obligations under the License Agreement, provided however, that paragraphs
       16 (Confidentiality), 17 (Intellectual Property
       Rights), 18 (Warranties of CHYRON), 19 (Warranties of CI), 20 (Limitation of Liabilities), and 21
       (Indemnifications) are incorporated herein by reference and shall survive this Termination
       Agreement provided that nothing stated therein shall permit CHYRON to continue to use the CI/Jaleo
       Products and CI Documentation, following termination except as provided in paragraph 4 herein.

       2.   TERMINATION PAYMENT

       In consideration of the termination of the License
       Agreement, and in full satisfaction of all obligations of CHYRON under said License Agreement, CHYRON shall pay to CI the aggregate sum of U.S.
       Dollars $500,000 payable as follows:

       (a) CHYRON shall pay U.S. Dollars $250,000 to CI upon the full execution of this Termination
       Agreement;

       (b) By no later than December 2, 1995 CHYRON shall pay to CI U.S. Dollars $250,000; and

       (c) If CHYRON fails to pay any payment due to CI hereunder within the time specified for payment, this Termination Agreement shall terminate immediately and CHYRON shall have no further right to distribute the CI/Jaleo Products. In such event, CI shall have all rights and remedies available to it in law and in equities for CHYRON'S breach limited to the failure to pay said amount without limiting CI's remedies for any other breach.

       3.   SUPPORT SERVICES AND SALES ASSISTANCE

       To (i) minimize the risk of return of the CI/Jaleo
       Products or cancellation of orders due to the termination of the License and (ii) assure that the reputation and good will of CHYRON and CI will not be damaged for any failure to provide customer service for the CI Products, CI shall provide reasonable support services and sales assistance, at a level consistent with the present relationship of the parties and standard industry practice, to CHYRON for CI/Jaleo Products which previously have been sold by CHYRON under the License Agreement or which may be sold by CHYRON under the terms and conditions set forth in paragraph 4 herein, until March 31, 1996.

       4.   NON-EXCLUSIVE LICENSE

       4.1 CHYRON shall have a non-exclusive license to distribute the CI/Jaleo Products that previously have been subject to the License Agreement. The
       CI/Jaleo Products shall be sold under such trademarks, trade names, logos and designations.
       The term of this non-exclusive license shall be from the date hereof through March 31, 1996 for direct customer sales and dealers in North America, and through December 31, 1995 for Dealers worldwide
       (excluding North America) (the "Expiration Dates").
       The non-exclusive license shall be governed according to the terms and conditions set forth on Exhibit A. Immediately as of the Expiration Dates,
       CHYRON shall have no further right to sell or distribute the CI/Jaleo products except as otherwise mutually agreed by CHYRON and CI in a writing executed by both parties. In consideration of this non-exclusive license CHYRON shall pay to CI 45% of the net sales value of the CI/Jaleo Products sold during the term of said non-exclusive license.

       4.2 Immediately upon termination of the non-exclusive license by either CI or CHYRON on March
       31, 1996, CHYRON shall forthwith discontinue using the trademarks, trade names, logos and designations that CI uses for the CI/Jaleo Products, including
       JALEO and COMUNICACION INTEGRAL or any word or phrase confusingly similar thereto. CHYRON shall deliver to CI, remove, convey or otherwise obliterate all materials that refer to COMUNICACION
       INTEGRAL or JALEO in connection with the CI/Jaleo
       Products or its business. CHYRON shall provide CI with a complete and accurate list of CHYRON's customers for the CI Products. CHYRON also shall return to CI all copies of the CI/Jaleo Products and the CI Documentation in its possession, including all updates, enhancements, new releases, new versions and test copies. All sum due and owing to CI shall be paid within ten (10) days of the date of termination or expiration of the non-exclusive license.

       4.3 CHYRON agrees to provide in connection with this Termination Agreement (i) a U.S. dealer list, and (ii) an international dealer list, both of which are attached hereto as Exhibit B.

       5. CI agrees to use all good faith and reasonable efforts to cooperate with CHYRON in collecting payment for sales of CI/Jaleo Products.

       6.   MUTUAL RELEASE

       CHYRON and CI, their affiliates, subsidiaries, parent corporations, officers and directors, hereby mutually agree to release each other, and their parent corporations, subsidiaries, officers and directors and employees, successors and assigns from all actions, causes of actions, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, trespasses, damages, judgements, incidents, executions, claims, and demands whatsoever in law, admiralty, or equity, which they may have against the other arising under or relating to the License Agreement and expressly waive any damages resulting therefrom, except to the extent that provisions thereof are incorporated by reference into this Termination Agreement and provided, however, that nothing contained herein shall relieve either party from any of its obligations stated herein and any exhibits thereto.

       7.   PRESS RELEASES

       Unless mutually approved of and agreed to in writing, neither party shall issue any press release or make any other disclosure relating to the execution of this Termination Agreement, except that either party may make any disclosure required to be made by the party under applicable law (including
       U.S. securities laws), provided that the party determines in good faith that disclosure is necessary and gives prior written notice to the other party.

       8.   INJUNCTIVE RELIEF

       The parties acknowledge that a breach by either party of any provision of sections 16 and 17 of the License Agreement, as incorporated herein by reference and which survive this Termination
       Agreement, will give rise to irreparable injury to the other party not fully compensable in damages.
       Accordingly, either party shall have the right to seek injunctive relief, including both provisional and permanent injunction, to prevent or restrain any breach by the other party or its past or present directors, officers, employees, independent contractors, consultants, or other agents, in addition to and not in limitation of any other rights, remedies or damages (excluding punitive or consequential damages) available at law or equity.

       9.   RELATIONSHIP OF PARTIES

       Except as specifically provided herein, neither party shall act or represent or hold itself out as having authority to act as an agent or partner of the other party, or in any way bind or commit the other party to any obligations. The rights, duties, obligations and liabilities of the parties shall be several and not joint or collective and, except as specifically provided herein, nothing contained in this Termination Agreement shall be construed as creating a partnership, joint venture, agency, trust or other association of any kind, each party being responsible only for its obligations as set forth in this Termination Agreement.

       10.  INTERPRETATION

       The heading and captions contained in this Termination Agreement are for reference purposes only and shall not affect in any way the meaning of interpretation of this Agreement. In the event of a conflict between the License Agreement and this Termination Agreement, the Termination Agreement shall control, provided that all provisions of the License Agreement which shall survive termination shall be construed in view of the terms and conditions set forth herein.

       11.  GOVERNING LAW, JURISDICTION AND SERVICE OF
       PROCESS

       ALL QUESTIONS CONCERNING THE VALIDITY, OPERATION,
       INTERPRETATION AND CONSTRUCTION OF THIS AGREEMENT
       ARE ALL DETERMINED IN ACCORDANCE WITH THE LAWS OF
       THE STATE OF NEW YORK, WITHOUT REGARD TO NEW YORK'S
       CONFLICT OF LAW RULES.  EACH PARTY IRREVOCABLY
       CONSENTS AND AGREES THAT ANY AND ALL LEGAL OR
       EQUITABLE ACTIONS OR PROCEEDINGS ARISE UNDER OR IN
       CONNECTION WITH THIS AGREEMENT SHALL BE SOLELY AND
       EXCLUSIVELY BROUGHT IN STATE OF U.S. FEDERAL COURTS
       SITTING IN THE STATE OF NEW YORK, USA.  FOR PURPOSES
       OF ANY ACTION BROUGHT BY CHYRON OR CI ARISING FROM
       THIS AGREEMENT, CHYRON AND CI HEREBY IRREVOCABLY
       SUBMIT TO THE PERSONAL JURISDICTION OF THE STATE OR
       U.S. FEDERAL COURTS SITTING IN THE STATE OF NEW
       YORK, USA.  IF PERMITTED UNDER THE LAWS OF THE STATE
       OF NEW YORK OR THE RULES OF SUCH STATE OR FEDERAL
       COURT, BOTH PARTIES FURTHER IRREVOCABLY CONSENT TO
       SERVICE OF PROCESS IN ANY ACTION OR PROCEEDINGS BY
       THE DELIVERY OF COPIES THEREOF BY CONFIRMED
       FACSIMILE TRANSMISSION, FOLLOWED BY EXPRESS OR
       REGISTERED MAIL CONFIRMATION, TO THE OTHER PARTY AT
       THE FACSIMILE NUMBER AND ADDRESS SET FORTH BELOW IN
       PARAGRAPH 12, AND ANY SERVICE SHALL BECOME EFFECTIVE
       FIVE (5) BUSINESS DAYS AFTER THE DATE AND FACSIMILE
       IS TRANSMITTED OR THE CONFIRMATION IS MAILED,
       WHICHEVER IS LATER.

       12.  NOTICE

       Notice under this Termination Agreement will be in writing; sent via U.S. Express Mail or private express or mailgram service (internationally, by express service or telegram), or by telefacsimile
       (with receipt confirmed via telephone); will be effective upon receipt at the address stated below;
       and will be addressed as follows, unless the sending party is notified in writing of a change of address, in which event notice will be sent to the new address.

       CHYRON:

       Isaac Hersly, President
       Chyron Corporation
       5 Hub Drive
       Melville, New York 11747
       (516) 845-2013 (Phone)
       (516) 845-5210 (Fax)

       cc:  Ronald D. Lefton, Esq.
            Camhy Karlinsky & Stein
            1740 Broadway, 16th Floor
            New York, New York 10019-4315
            (212) 977-6600 (Phone)
            (212) 977-8389 (Fax)


       CI:

       Jose N. Martin, President
       Comunicacion Integral
       c/Huelva, 8
       28002 Madrid, Spain
       (34) 1-413-7497 (Phone)
       (34) 2-416-9914 (Fax)

       cc:  Ricardo Briz
            Abogados y Asesores de Empresa
            c/Velazquez, 4
            28001 Madrid, Spain
            (34) 1-577-2244 (Phone)
            (34) 1-578-1683 (Fax)

            Stephen Johnson
            Kirkland and Ellis
            153 East 53rd Street
            New York, New York 10022-4675
            (212) 446-4800 (Phone)
            (212) 446-4900 (Fax)

       IN WITNESS WHEREOF, CHYRON and CI have caused this
       Termination Agreement to be executed by their respective duly authorized representatives as of the date first written above.

       CHYRON CORPORATION


       By: /s/    Isaac Hersly
            Name: Isaac Hersly
            Title: President

       COMUNICACION INTEGRAL
         CONSULTORES, S.L.


       By: /s/   Jose N. Martin
           Name: Jose N. Martin
           Title: President




                   TERMINATION AGREEMENT


       THIS TERMINATION AGREEMENT, (the "Agreement"), dated as of December 8, 1995, by and between CHYRON
       CORPORATION, a New York corporation with offices located at 5 Hub Drive, Melville, New York 11747
       ("Chyron"), and SEPA TECHNOLOGIES LTD., CO., a
       Georgia limited liability company with an address at c/o Dow, Lohnes & Albertson, One Ravinia Drive,
       Suite 1600, Atlanta, GA  30346 ("Sepa").

                         WITNESSETH

       WHEREAS, Chyron and Sepa are parties to the Amended and Restated Management Agreement dated August 8,
       1994 (the "Management Agreement"); and

       WHEREAS, Chyron and Sepa mutually agree to terminate the Management Agreement pursuant to the following terms and conditions:

       NOW, THEREFORE, in consideration of the premises and representations contained herein, and intending to be legally bound thereby, Chyron and Sepa agree as follows:

       1.   Termination

       The Management Agreement is hereby terminated effective as of the date of this Agreement. Neither
       Chyron nor Sepa shall have any continuing rights, liabilities or obligations under the Management
       Agreement.

       2.   Termination Payment

       In consideration of the termination of the Management Agreement, and in full satisfaction of all obligations and liabilities of Chyron and Sepa to each other under the Management Agreement, Chyron shall pay to Sepa the aggregate sum of Two Million
       U.S. Dollars ($2,000,000) payable as follows:

       (a)  Chyron shall pay the sum of $1,000,000 (U.S.)
       to Sepa upon the full execution of this Agreement;
       and

       (b) On or before January 26, 1996 Chyron shall pay to Sepa the sum of $1,000,000 (U.S.).

       The funds shall be delivered by certified check or by wire transfer of immediate available funds in accordance with written instructions to be provided by Sepa.

       3.   Mutual Release

       Chyron and Sepa, their respective affiliates, subsidiaries, parent corporations, officers and directors, hereby mutually agree to release each other, and their respective parent corporations, subsidiaries, affiliates, shareholders, members, officers, directors, managers, employees, agents, successors, and assigns from all actions, causes, of actions, suits, debts, dues, sums of money, accounts, reckonings, bonds, bills, specialties, covenants, contracts, controversies, agreements, promises, variances, repasses, damages, judgements, incidents, executions, claims, and demands whatsoever in law, admiralty, or equity, which they may have against the other arising under or relating to the Management Agreement and expressly waive any damages resulting therefrom, except that nothing contained in this Section 3 shall relieve either party from any of its liabilities or obligations stated under this Agreement.

       4.   Disclosure

       Unless mutually approved of and agreed to in writing, neither party shall issue any press release or make any other disclosure relating to the execution of this Agreement, except that either party may make any disclosure required to be made by the party under applicable law (including U.S.
       securities laws) or by any court, provided that the party determines in good faith that disclosure is necessary and gives prior written notice to the other party.

       5.   Further Actions

       At any time and from time to time, each party agrees, as its expense, to take such actions and to execute and deliver such further documents or instruments as may be reasonably necessary to effectuate the purposes of this Agreement.

       6.   Submission to Jurisdiction

       Each of the parties hereto irrevocably submits to the jurisdiction of the courts of the State of New
       York and of any Federal court located in the State of New York in connection with any action or proceeding arising out of or relating to this Agreement.

       7.   Merger; Modification

       This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements concerning such subject matter, and may be modified only by a written instrument duly executed by each party.

       8.   Notices

       Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified mail, return receipt requested (or by the most nearly comparable method if mailed from or to a location outside of the United States) or by Federal Express, U.S.
       Express Mail, or similar overnight delivery or courier service or delivered (in person or by telecopy, or similar telecommunications equipment) against receipt to the party to whom it is to be given at the address of such party set forth below
       (or to such other address as the party shall have furnished in writing in accordance with the provisions of this Section 8):

       Chyron:

       Mr. Michael Wellesley-Wesley, CEO
       Chyron Corporation
       5 Hub Drive
       Melville, New York 11747
       Fax #: (516) 845-5210

       with a copy (which copy shall not constitute notice) to:

       Daniel I. DeWolf, Esq.
       Camhy Karlinsky & Stein LLP
       1740 Broadway
       New York, New York 10019
       Fax #: (212) 977-8389

       Sepa:

       Mr. Miguel S. Moraga
       Treasurer and Chief Financial Officer
       Sepa Technologies Ltd., Co.
       c/o Pesa, Inc.
       35 Pinelawn Road, Suite 99E
       Melville, New York 11747
       Fax #: (516) 845-5023

       with a copy (which copy shall not constitute notice) to:

       John C. Jost, Esq.
       Dow Lohnes & Albertson
       1255 Twenty-Third Street, N.W.
       Washington, D.C.  20037
       Fax #: (202) 857-2900

       Any notice or other communication given by certified mail (or by such comparable method) shall be deemed given at the time of certification thereof (or comparable act) except for a notice changing a party's address which will be deemed given at the time of receipt thereof. Any notice given by other means permitted by this Section 8 shall be deemed given at the time of receipt thereof.

       9.   Waiver

       Any waiver by any party of a breach of any terms of this Agreement shall not operate as or be construed to be a waiver of any other breach of that term or of any breach of any other term of this Agreement.
       The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions will not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

       10.  Binding Effect

       The provisions of this Agreement shall be binding upon and inure to the benefit of the parties, and their respective successors and assigns.

       11.  Separability

       If any provision of this Agreement is found by a court of competent jurisdication to be invalid, illegal, or unenforceable, the balance of this Agreement shall remain in effect, and if any provision is inapplicable to any person or circumstance, it shall nevertheless remain applicable to all other persons and circumstances.

       12.  Headings

       The headings of this Agreement are soley for convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

       13.  Counterparts; Governing Laws

       This Agreement may be executed in any number of counterparts (and by facsimile), each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. It shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to the rules governing the conflicts of laws.


       IN WITNESS WHEREOF, Chyron and Sepa have caused this
       Agreement to be executed by their respective duly authorized representatives as of the date first written above.


       CHYRON CORPORATION


       By: /s/    Michael Wellesley-Wesley
           Name:  Michael Wellesley-Wesley
           Title: CEO


       SEPA TECHNOLOGIES


       By: /s/    Miguel S. Moraga
           Name:  Miguel S. Moraga
           Title: CFO and Treasurer



                       EMPLOYMENT AGREEMENT

       THIS AGREEMENT (the "Agreement") is being made this 26th day of July, 1995 between CHYRON CORPORATION, a New York corporation (the "Company"), having its principal offices at 5 Hub Drive, Melville, New York
       11747, and MICHAEL WELLESLEY-WESLEY ("MWW"), an individual with an address at Seacroft Harbor Point, 325 Centre Island Road, Centre Island, New York
       11771, United States.

                         WITNESSETH

       WHEREAS, the Company desires to employ MWW and MWW desire to be employed by the Company as its Chief
       Executive Officer, upon the terms and conditions contained herein.

       NOW, THEREFORE, in consideration of the mutual premises and agreements contained herein, and intending to be legally bound hereby, the parties hereto agree as follows:

       1.   Nature of Employment; Term of Employment.
       The Company hereby employees MWW and MWW agrees to serve the Company as its Chief Executive Officer, upon the terms and conditions contained herein, for a term commencing as of the 1st day of the month immediately subsequent to the date MWW obtains his H-1 visa or other appropriate United States work visa (e.g., November 1, 1995) (the "Commencement
       Date") and continuing until August 1, 1996 (the
       "Employment Term").

       1.   Duties and Powers as Employee

       (a) During the Employment Term, MWW shall be employed by the Company as Chief Executive Officer, which position is the senior executive officer of the Company. MWW shall devote substantially his full working time to his duties as Chief Executive
       Officer of the Company. In performance of his duties, MWW shall be subject to the direction of the Board of Directors of the Company. As Chief
       Executive Officer, MWW shall be responsible for managing, directing, and supervising all aspects of the business of the Company worldwide. The Chief
       Executive Officer shall be responsible for developing the business plan and objectives of the Company and managing the execution of such plan.
       Without limiting the generality of the authority of the Chief Executive Officer, the Chief Executive
       Officer has the right to hire and terminate any employee of the Company.

       (b) The Chief Executive Officer will be responsible for managing the business activities of the Company worldwide. The Chief Executive Officer shall be required to travel in accordance with the needs of the business and shall conduct business from various locations including, without limitations, New York, Europe, and such other locations as the Chief
       Executive Officer deems necessary, desirable, or appropriate. The parties recognize, however, that any services performed by the Chief Executive
       Officer in New York State will be pursuant to an assignment in New York State on a temporary basis.

       2.   Compensation

       (a) As compensation for his services hereunder, the Company shall pay MWW, during the Employment Term, a salary (the "Base Salary") payable in equal semi-monthly installments at the annual rate of $250,000.

       (b) In addition to the salary provided herein and subject to the discretion of the Compensation and Stock Option Committee (the "Compensation
       Committee"), MWW shall receive, as incentive compensation, an annual bonus (the "Incentive
       Bonus"). The objectives and goals upon which the Incentive Bonus shall be based shall be determined by the Compensation Committee. Assuming the objectives and goals set by the Compensation
       Committee are met, the Incentive Bonus shall be an amount up to 20% of the annual Base Salary.
       Notwithstanding the foregoing, such Incentive Bonus shall be granted solely in the discretion of the Compensation Committee and may be increased or decreased at any time by the Compensation Committee.
       Such bonus shall be paid to MWW within thirty (30) days after completion of the Company's annual audit.

       (c)  MWW may be granted stock options in the
       Company, on an annual basis, pursuant to the Chyron
       Stock Option Plan, at the discretion of the Company's Compensation Committee.

       (d)  The compensation payable to MWW for his
       services hereunder shall be appropriately apportioned based on the place where such services are performed. The amount of such compensation allocable to services performed by MWW in the United
       States (and New York) shall be determined by multiplying such compensation by a fraction, the numerator of which is total number of days worked and spent by MWW in the United States (and New York) in earning such compensation during the appropriate period, and the denominator of which is the total number of days worked and spent by MWW worldwide in earning such compensation during the appropriate period.

       (e) On or before November 1, 1995, the Company shall pay MWW a one-time bonus payment of $62,500, which bonus payment is in consideration of services performed on behalf of the Company, from time-to-time, prior to the Commencement Date.

       3.   Expenses; Vacation; Insurance; Other Benefits

       (a) MWW shall be entitled to reimbursement for reasonable travel and other out-of-pocket expenses necessarily incurred in the performance of his duties hereunder, upon submission and approval of written statements and bills in accordance with the then regular procedures of the Company. The Company acknowledges that the duties of Chief Executive
       Officer will necessitate MWW traveling regularly between New York, London, Europe, the Pacific Rim, and other areas where the Company conducts or intends to conduct business, and will reimburse MWW for all costs and expenses reasonably incurred in connection therewith.

       (b)  MWW shall be entitled to four (4) weeks
       vacation time per annum in accordance with the regular procedures of the Company governing senior executive officers as determined from time to time by the Company's Board of Directors.

       (c) So long as MWW is employed by the Company, the Company shall provide MWW with term life insurance in the face amount of Five Hundred Thousand Dollars
       ($500,000). MWW shall cooperate in submitting to any physical exams that may be required by any appropriate provider of insurance.

       (d) So long as MWW is employed by the Company, the Company shall provide MWW with an automobile allowance of One Thousand Dollars ($1,000) per month to cover the costs of leasing an automobile, insurance, and the maintenance of such automobile.

       4.   Representations and Warranties of Employee

       MWW represents and warrants to the Company that (a)
       MWW is under no contractual or other obligation which is inconsistent with the execution of this Agreement, the performance of his duties hereunder, or the other rights of the Company hereunder and (b)
       MWW is under no physical or mental disability that would hinder his performance of his duties under this Agreement.

       5.   Non-Competition

       MWW agrees that he will not (a) during the period he is employed by the Company engage in, or otherwise directly or indirectly be employed by, or act as a consultant to lender to, or be a director, officer, employee, owner, or partner of, any other business or organization that is or shall then be competing with the Company, and (b) for a period of one (1) year after he ceases to be employed by the Company, directly or indirectly compete with or be engaged in the same business as the Company, or be employed by, or act as consultant or lender to, or be a director, officer, employee, owner, or partner of, any business or organization which, at the time of such cessation, competes with or is engaged in the same business as the Company, except that in each case the provisions of this Section 6 will not be deemed breached merely because MWW owns not more than five percent (5%) of the outstanding common stock of a corporation, if, at the time of its acquisition by MWW, such stock is listed on a national securities exchange, is reported on NASDAQ, or is regularly traded in the over-the-counter market by a member of a national securities exchange.

       6.   Patents; Copyrights

       Any interest in patents, patent applications, inventions, copyrights, developments, and processes
       ("Such Inventions") which MWW now or hereafter during the period he is employed by the Company may own or develop relating to the fields in which the Company may then be engaged shall belong to the Company; and forthwith upon request of the Company, MWW shall execute all such assignments and other documents and take all such other action as the Company may reasonably request in order to vest in the Company all his right, title, and interest in and to such Inventions, free and clear of all liens, charges and encumbrances.

       7.   Confidential Information

       All confidential information which MWW may now possess or may obtain during the Employment Term relating to the business of the Company shall not be published, disclosed, or made accessible by him to any other person, firm, or corporation during the Employment term or any time thereafter without the prior written consent of the Company. MWW shall return all tangible evidence of such confidential information to the Company prior to or at the termination of his employment.

       8.   Termination

       (a)  Except as set forth in Sections 9(b), (c), and
       (d) below, if on or after the Commencement Date and prior to the end of the Employment Term, MWW is terminated by the Company for any reason whatsoever, regardless of whether such termination is for cause or without cause, MWW shall be entitled to receive as severance compensation his Base Salary at the rate provided in Section 3 for the period of six (6) months following the date on which termination shall take effect.

       (b) In the event that MWW shall be physically or mentally incapacitated or disabled or otherwise unable fully to discharge his duties hereunder for a period of six (6) months, then this Agreement shall terminate upon thirty (30) days' written notice to MWW, and no further compensation shall be payable to MWW, except for any accrued but unpaid
       Base Salary and/or Incentive Bonus to the date of termination, and payments provided under any disability insurance policy, if any.

       (c) In the event that MWW shall die, then this Agreement shall terminate on the date of MWW's death, and no further compensation shall be payable to MWW, except for any accrued but unpaid Base
       Salary and/or Incentive Bonus to the date of termination, and the payments provided under the insurance policy referred to in Section 4(c) hereof.

       (d) In the event that MWW shall continue to be employed by the Company after the end of the Employment Term and this Agreement has not been formally extended, and thereafter MWW is terminated by the Company for any reason whatsoever, regardless of whether such termination is for cause or without cause, then MWW shall be entitled to receive as severance compensation his Base Salary at the rate provided in Section 3 for a period of four (4) months following the date on which termination shall take effect.

       9.   Survival

       The covenants, agreements, representations, and warranties contained in or made pursuant to this Agreement shall survive MWW's termination of employment, irrespective of any investigation made by or on behalf of any party.

       10.  Modification

       This Agreement sets forth the entire understanding of the parties with respect to the subject matter hereof, supersedes all existing agreements between them concerning such subject matter, and may be modified only by a written instrument duly executed by each party.

       11.  Notices

       Any notice or other communication required or permitted to be given hereunder shall be in writing and shall be mailed by certified mail, return receipt requested, or delivered against receipt to the party to whom it is to be given at the address of such party set forth in the preamble of this Agreement (or to such other address as the party shall furnished in writing in accordance with the provisions of this Section 12). Notice to the estate of MWW shall be sufficient if addressed to MWW as provided in this Section 12. Any notice or other communication given by certified mail shall be deemed given at the time of certification thereof, except for a notice changing a party's address which shall be deemed given at the time of receipt thereof.

       12.  Waiver

       Any waiver by either party of a breach of any provision of this Agreement shall not operate as or be construed to be a waiver of any other breach of such provision of this Agreement. The failure of a party to insist upon strict adherence to any term of this Agreement on one or more occasions shall not be considered a waiver or deprive that party of the right thereafter to insist upon strict adherence to that term or any other term of this Agreement. Any waiver must be in writing.

       13.  Binding Effect

       MWW's rights and obligations under this Agreement shall not be transferable by assignment or otherwise, such rights shall not be subject to encumbrance or the claims of MWW's creditors, and any attempt to do any of the foregoing shall be void. The provisions of this Agreement shall be binding upon and inure to the benefit of MWW and his heirs and personal representatives, and shall be binding upon and inure to the benefit of the Company and its successors and those who are its assigns under Section 10.

       14.  Headings

       The headings in this Agreement are solely for the convenience of reference and shall be given no effect in the construction or interpretation of this Agreement.

       15.  Counterparts; Governing Laws

       This Agreement may be executed in any number of counterparts (and by facsimile), each of which shall be deemed an original, but all of which together shall constitute one and the same instrument. It shall be governed by, and construed in accordance with, the laws of the State of New York, without giving effect to the rules governing the conflicts of the laws.

       IN WITNESS WHEREOF, the parties have duly executed this Agreement as of the date first written above.



       CHYRON CORPORATION



       By:
           Name:  Daniel I. DeWolf
           Title: Secretary




           Michael Wellesley-Wesley