Form 10-Q
period 1996-03-31
CHYRON CORP
filed 1996-05-10
CIK 20232

FORM 10-Q

       SECURITIES AND EXCHANGE COMMISSION
       Washington, DC 20549

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended March 31, 1996 Commission File Number 1-9014

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

       Common Stock $.01 Par Value - 96,761,913 as of

       May 1, 1996

       This document consists of 10 pages

       CHYRON CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS
       THREE MONTHS ENDED MARCH 31, 1996 AND 1995
       (In thousands except per share amounts)

       (Unaudited)
                                                 1996     1995

       Net sales............................. $ 13,725 $ 11,437

       Costs and expenses:
         Manufacturing ......................    5,939    5,075
         Selling, general and administrative.    3,705    3,589
         Research and development ...........    1,108      980
         Management fee......................               232

       Total costs and expenses .............   10,752    9,876

       Operating income .....................    2,973    1,561

       Interest expense, net.................     (124)    (153)

       Income before provision for income
         taxes...............................    2,849    1,408

       Income taxes/equivalent provision.....      969      528

       Net income............................    1,880      880

       Retained earnings/(accumulated
          deficit)-beginning of period.......    1,343   (6,133)

       Retained earnings/(accumulated
         deficit)-end of period.............. $  3,223  $(5,253)

       Earnings per common share............. $    .02  $   .01

       Weighted average number of common
         and common equivalent shares
         outstanding.........................   92,445   89,844









       See Notes to Consolidated Financial Statements



       ITEM 1. FINANCIAL STATEMENTS

       CHYRON CORPORATION
       CONSOLIDATED BALANCE SHEETS
       (In thousands except share amounts)
       (unaudited)

       ASSETS

                                                    March 31, December 31,
                                                     1996       1995

       Current assets:
       Cash and cash equivalents................... $  8,830  $ 5,012
       Accounts and notes receivable...............   13,155   13,967
       Inventories.................................   12,124   11,645
       Prepaid expenses............................      886      578
       Deferred tax asset..........................    6,258    6,457
         Total current assets......................   41,253   37,659

       Property and equipment......................    3,646    3,300
       Investment in RT-SET........................    1,950
       Software development costs..................    1,582    1,716
       Deferred tax asset..........................    1,403    1,403
       Other assets................................      219      254
       TOTAL ASSETS................................  $50,053  $44,332

       LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
       Accounts payable and accrued expenses.......  $ 9,859  $ 8,120
          Management fee payable...................             1,000
          Reserve for West Coast restructuring.....      138      158
          Capital lease obligations................      166      160
          Total current liabilities................   10,163    9,438

       Loans payable...............................    5,644    4,741
       Capital lease obligations...................      194      170
             Total liabilities.....................   16,001   14,349

       Commitments

       Shareholders' equity:
         Preferred stock, par value without designation
         Authorized - 1,000,000 shares, Issued - none
         Common stock, par value $.01
         Authorized - 150,000,000 shares
         Issued and outstanding -
         93,615,708 shares at March 31, 1996,
         90,071,394 shares at December 31, 1995....      936      901
         Additional paid-in capital................   29,893   27,739
         Retained earnings.........................    3,223    1,343
          Total Shareholders' equity...............   34,052   29,983
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY..  $50,053  $44,332


       See Notes to the Consolidated Financial Statements.


       CHYRON  CORPORATION
       CONSOLIDATED STATEMENTS OF CASH FLOWS
       THREE MONTHS ENDED MARCH 31, 1996 AND 1995
       (In Thousands)

                        (Unaudited)
                                                      1996     1995
       CASH FLOWS FROM OPERATING ACTIVITIES
       Net income.................................  $ 1,880  $  880
       Adjustments to reconcile net income
        to net cash provided by operations:
          Depreciation and amortization ..........      582     442
          Income tax equivalent provision.........      199     516
       Changes in operating assets and liabilities:
          Accounts and trade notes receivable.....      812    (118)
          Inventories.............................     (479)   (472)
          Prepaid expenses .......................     (308)    180
          Accounts payable and accrued expenses...    1,739     738
          Management fee payable..................   (1,000)
          Deferred revenue........................               37
          Reserve for West Coast restructuring....      (20)   (735)
       Net cash provided by operating activities..    3,405   1,468

       CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of property and equipment......     (617)   (202)
       Capitalized software development ..........      (87)    (46)
       Other......................................       35      (7)
       Net cash (used in) investing activities....     (669)   (255)

       CASH FLOWS FROM FINANCING ACTIVITIES
       Payments of capital lease obligations......      (60)    (63)
       Proceeds from exercise of common stock
         purchase warrants, net...................      239       8
       Borrowings from revolving credit agreement.      903
       Payments of revolving credit agreement.....   (5,644)
       Net proceeds from new credit facility......    5,644
       Net cash provided by (used in) financing
          activities..............................    1,082     (55)

       Change in cash and cash equivalents........    3,818   1,158
       Cash and cash equivalents at beginning of
         period...................................    5,012   1,555
       Cash and cash equivalents at end of period. $  8,830  $2,713

       SUPPLEMENTAL CASH FLOW INFORMATION
       Cash paid during the period for:
       Interest................................... $    166  $  122
       Income..................................... $    100  $   18

       Noncash investing and financing activities:
       During January 1996, the Company entered into capital lease obligations totaling $90,000 for the purchase of equipment.

       On February 29, 1996, the Company acquired a 19% interest in RT-SET Ltd. in exchange for 2.4 million shares of Chyron common stock. See
       Note 2 to the Consolidated Financial Statements.



       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
       UNAUDITED

       1. BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

       In the opinion of management, all adjustments
       (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

       2.  INVESTMENT IN RT-SET

       On February 29, 1996, the Company effectively purchased an option to acquire a 19% interest in RT-
       SET, Ltd. ("RT-SET"), located in Tel Aviv, Israel.
       RT-SET develops, markets and sells real time virtual studio set software and proprietary communications hardware that operate on Silicon Graphics systems.
       In form, Chyron purchased shares of RT-SET
       Convertible Preferred Stock in exchange for 2.4 million shares of Chyron restricted common stock.
       In accordance with the purchase agreement, the 2.4 million shares of Chyron common stock were to be held in escrow, and released in tranches of one-third and two thirds, subject to certain conditions.
       As of March 31, 1996, the first of these conditions had been met, which resulted in the release of 800,000 shares of Chyron restricted common stock to RT-SET. Upon the satisfaction of the remaining conditions, the remaining 1,600,000 escrowed shares will be released. If the conditions are not met, the shares of Chyron restricted common stock held in escrow will be returned to the Company.
       Accordingly, the transaction has been recorded as the purchase of a right to acquire a 19% interest in RT-SET. RT-SET shall retain the voting rights with respect to the escrowed shares, while such shares are held by the escrow agent. The acquisition was recorded at the estimated fair value of the Chyron restricted common stock released from escrow. In addition, Chyron was granted certain call option rights which, when exercised, will result in the Company owning up to a 51% interest in RT-SET.
       Chyron and RT-SET will jointly market and distribute
       RT-SET products and Chyron will provide
       infrastructure for installation, service and support functions.

       3.  ACCOUNTS AND NOTES RECEIVABLE

       Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $2,805,000 and $3,134,000 at March 31, 1996 and December 31,
       1995, respectively.

       4.  INVENTORIES

       Inventories at March 31, 1996 and December 31, 1995, respectively consist of the following (in thousands):


       Finished goods  $ 4,295 $ 3,345
       Work-in-process   5,225   5,250
       Raw material      2,604   3,050
                      $ 12,124 $11,645

       7.  LOANS PAYABLE

       On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The entire facility is secured by the Company's properties and assets. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Additionally, an over-advance is available above the borrowing formula in an amount not to exceed $3 million. Interest on the revolving credit facility is equal to Prime or adjusted LIBOR plus 175 basis points (8.25% at March 31, 1996) and is payable monthly. The revolving portion of the facility will mature on March 28, 1999. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to Prime or adjusted LIBOR plus
       200 basis points (8.25% at April 16, 1996) and is payable monthly. The term portion of the facility matures April 16, 2000. The Company had $5.6 million outstanding under the revolving credit facility at March 31, 1995.

       At December 31, 1995, the Company had $4.7 million outstanding with another financial institution under a secured revolving credit facility. Interest was payable monthly at the prime rate plus 2% per annum
       (8.5% at December 31, 1995). The facility was due to expire on April 27, 1997, but was replaced by the aforementioned banking facility.


       6.  SUBSEQUENT EVENTS

       On April 12, 1996, the Company completed the acquisition of the issued and outstanding shares of Pro-Bel Limited ("Pro-Bel"), located in the United
       Kingdom. Pro-Bel manufactures and distributes video signal and switching equipment and systems. The consideration consisted of $6.9 million in cash, $5.3 million in Notes and 3,146,205 shares of restricted Chyron common stock. The transaction will be accounted for as a purchase.



       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITION


       RESULTS OF OPERATIONS

       OVERVIEW

       This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

       COMPARISON OF THE THREE MONTHS ENDED MARCH 31, 1996
       AND 1995

       Sales increased 20% to $13.7 million in 1996 mainly as a result of a 15.2% increase in the Company's upperline products; the Infinit!, Max, and Maxine.
       Increases were also seen in the Company's Codi products, which showed a 52.8% improvement over the prior year.

       Gross margin increased to $7.8 million as a result of the 20% increase in sales. Gross margins increased to 56.7% in 1996 compared to 55.6% in 1995 which is a direct result of enhanced productivity in the factory.

       Selling, general and administrative expenses increased by $116,000 or 3%, which was primarily due to the writeoff of certain capitalized financing costs related to the former credit facility held by the Company and the establishment of an overseas sales office. Additional increases were seen due to increases in costs related to the 20% increase in sales. These increases were offset by cost cutting measures instituted by the Company as is seen by the decrease in SGA as a percentage of sales from 31% in 1995 to 27% in 1996.

       Research and development (R&D) expenses increased in 1996 by $128,000 or 13%. This increase is mainly due to additional expenditures for new product development to address emerging markets targeted by the Company, as well as the development of new features for the Company's existing product lines.
       R&D includes the amortization of software development costs, which increased $62,000 due to the release of new options in 1996 for the Company's character generator product lines.

       Net interest expense decreased $29,000 or 19% due mainly to increases in earnings on the Company's cash equivalents. This increase was partially offset by increases in interest expense related to the Company's capital lease obligations.

       Income before income taxes improved $1.4 million or 102% due to the increases in sales volume and gross margins coupled with cost savings measures instituted by the Company that decreased selling, general and administrative expense as a percentage of sales as described above. The increase in income before income taxes is also due to elimination of the management fee, which resulted from the termination of the agreement by the Company in December 1995.

       LIQUIDITY AND CAPITAL RESOURCES

       On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The revolving portion of the facility matures 3 years from closing, while the term portion matures 4 years from closing. The entire facility is secured by the Company's properties and assets. This facility replaced the $10,000,000 secured credit facility which was due to expire on April 27, 1997. In April
       1996, a portion of this new credit facility was used to fund the acquisition of Pro-Bel Ltd.

       At March 31, 1996, the Company's current ratio was
       4.06 and its working capital was $31,090,000.

       At March 31, 1996, the Company had operating lease commitments for equipment and factory and office space totaling $3.9 million of which $795,000 is payable within one year.



       PART II. OTHER INFORMATION


       ITEMS 1., 2., 3., 4. AND 5.  Not applicable

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

       (a) Exhibits:  Not applicable.

       (b) Reports on Form 8-K:

       (1) On April 26, 1996, the Company filed a report on
       Form 8-K related to the acquisition of Pro-Bel
       Limited.  This report is incorporated by reference.

       (2) On March 14, 1996, the Company filed a report on
       Form 8-K related to the investment of 19% in RT-Set, Ltd. This report is incorporated by reference.




       SIGNATURES



       Pursuant to the requirements of the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



       CHYRON CORPORATION
       (Registrant)



       May 10, 1996  /s/ Michael Wellesley-Wesley
                         Michael Wellesley-Wesley
                         Chairman of the Board and
                         Chief Executive Officer


       May 10,  1996 /s/Patricia Lampe
                        Patricia Lampe
                        Chief Financial Officer
                        and Treasurer