Form 10-Q
period 1996-06-30
CHYRON CORP
filed 1996-08-14
CIK 20232

FORM 10-Q

       SECURITIES AND EXCHANGE COMMISSION

       Washington, DC 20549

       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
       THE SECURITIES EXCHANGE ACT OF 1934


       For the Quarter Ended June 30, 1996 Commission
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

       Common Stock $.01 Par Value - 96,771,913 as of

                       August 1, 1996

             This document consists of 14 pages

                      CHYRON CORPORATION
           CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE MONTHS ENDED JUNE 30, 1996 AND 1995
          (In thousands except per share amounts)

                        (Unaudited)
                                          1996     1995
       Net sales......................... $  22,532 $ 13,061

       Costs and expenses:
         Manufacturing ..................    11,131    5,755
         Selling, general and
         administrative .................     6,755    4,423
         Research and development .......     1,191    1,057
         Management fee..................                232

       Total costs and expenses .........    19,077   11,467

       Operating income .................     3,455    1,594

       Interest expense, net.............       298      124

       Income before provision for
        income taxes.....................     3,157    1,470

       Income taxes/equivalent provision.     1,248      263

       Net income........................ $   1,909 $  1,207

       Earnings per common share......... $     .02 $    .01

       Weighted average number of common
         and common equivalent shares
         outstanding.....................    98,237   90,249





       See Notes to Consolidated Financial Statements

                         CHYRON CORPORATION
       CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
           SIX MONTHS ENDED JUNE 30, 1996 AND 1995
           (In thousands except per share amounts)

                         (Unaudited)
                                                    1996     1995

       Net sales............................... $  36,257 $ 24,498

       Costs and expenses:
         Manufacturing ........................    17,070   10,830
         Selling, general and administrative ..    10,461    8,012
         Research and development .............     2,299    2,037
         Management fee........................                464

       Total costs and expenses ...............    29,830   21,343

       Operating income .......................     6,427    3,155

       Interest expense, net...................       422      277

       Income before provision for income
        taxes..................................     6,005    2,878

       Income taxes/equivalent provision.......     2,216      791

       Net income..............................     3,789    2,087

       Retained earnings/(accumulated deficit) -
         beginning of period...................     1,343   (6,133)

       Retained earnings/(accumulated deficit) -
         end of period......................... $   5,132 $ (4,046)

       Earnings per common share............... $     .04 $    .02

       Weighted average number of common and
         commonequivalent shares outstanding...    95,581   90,077







      See Notes to Consolidated Financial Statements

      ITEM 1. FINANCIAL STATEMENTS

                     CHYRON CORPORATION
                 CONSOLIDATED BALANCE SHEETS
             (In thousands except share amounts)
                           (unaudited)

                          ASSETS


                                                 June 30, December 31,
                                                     1996      1995

                                                               <Cl
      Current assets:
         Cash and cash equivalents................ $  2,101 $ 5,012
         Accounts and notes receivable............   23,444  13,967
         Inventories..............................   21,762  11,645
         Prepaid expenses.........................    1,472     578
         Deferred tax asset.......................    6,024   6,457
         Total current assets.....................   54,803  37,659

       Property and equipment.....................   11,044   3,300
       Goodwill...................................    7,985
       Investment in RT-SET.......................    2,145
       Software development costs.................    1,870   1,716
       Deferred tax asset.........................    1,403   1,403
       Other assets...............................    2,004     254
       TOTAL ASSETS...............................  $81,254 $44,332

            LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
         Accounts payable and accrued expenses.... $18,818 $ 8,120
         Management fee payable...................           1,000
         Current portion of long-term debt........   4,431
         Other liabilities........................     629     158
         Capital lease obligations................     291     160
            Total current liabilities.............  24,169   9,438

       Long-term debt.............................  13,968   4,741
       Capital lease obligations..................     190     170
            Total liabilities.....................  38,327  14,349

       Commitments

       Shareholders' equity:
         Preferred stock, par value without designation
         Authorized - 1,000,000 shares, Issued - none
         Common stock, par value $.01
         Authorized - 150,000,000 shares
         Issued and outstanding -
         96,771,913 shares at June 30, 1996,
         90,071,394 shares at December 31, 1995...      968     901
         Additional paid-in capital...............   36,749  27,739
         Retained earnings........................    5,132   1,343
         Cumulative translation adjustment........       78
          Total shareholders' equity..............   42,927  29,983
       TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY.  $81,254 $44,332

       See Notes to the Consolidated Financial Statements

               CHYRON  CORPORATION
            CONSOLIDATED STATEMENTS OF CASH FLOWS
           SIX MONTHS ENDED JUNE 30, 1996 AND 1995
                       (In Thousands)

                                       (Unaudited)

       CASH FLOWS FROM OPERATING ACTIVITIES        1996     1995
       Net income                               $  3,789 $  2,087
       Adjustments to reconcile net income
        to net cash provided by operations:
          Depreciation and amortization .......    1,521      887
          Utilization of deferred tax asset....      485      733
       Changes in operating assets and
        liabilities:
          Accounts and trade notes receivable..   (1,757)    (189)
          Inventories..........................   (2,702)    (632)
          Prepaid expenses ....................     (726)     322
          Accounts payable and accrued expenses.     737    1,212
          Management fee payable................  (1,000)
          Other liabilities.....................     201   (1,157)
       Net cash provided by operating
        activities.............................      548    3,263

       CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisitions.............................  (7,031)
       Acquisitions of property and equipment...    (972)    (515)
       Capitalized software development ........    (436)    (109)
       Cumulative translation adjustment........
       Other....................................    (155)      45
       Net cash (used in) investing activities..  (8,594)    (579)

       CASH FLOWS FROM FINANCING ACTIVITIES
       Payments of capital lease obligations....    (110)     (45)
       Proceeds from exercise of common stock
        purchase warrants, net..................     239       32
       Proceeds from exercise of stock options..      20
       Payments of revolving credit agreement...  (5,644)  (4,500)
       Proceeds from new credit facility, net..   10,630    4,459
       Other....................................               35
       Net cash provided by (used in) financing
        activities..............................   5,135      (19)

       Change in cash and cash equivalents......  (2,911)   2,665
       Cash and cash equivalents at beginning
        of period...............................   5,012    1,555
       Cash and cash equivalents at end of
        period..................................$  2,101  $ 4,220

       Noncash investing and financing activities:
       During January 1996, the Company entered into capital lease obligations totaling $90,000 for the purchase of equipment.

       On February 29, 1996, the Company acquired a 19% interest in
       RT-SET Ltd. in exchange for 2.4 million shares of Chyron common stock. See Note 4 to the Consolidated Financial Statements.

       On April 12, 1996, the Company acquired the issued and outstanding shares of Pro-Bel Limited. The consideration in addition to cash included 3,146,205 shares of Chyron common stock valued at $6,868,000 and notes payable of pounds sterling
       3.5 million ($5,349,000).  See Note 3 to the Consolidated
       Financial Statements.

       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                         UNAUDITED

      1.  BASIS OF PRESENTATION

       The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

       In the opinion of management, all adjustments
       (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30,1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

       2.   TRANSLATION OF FOREIGN CURRENCIES

       The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for asset and liability accounts using period-end exchange rates and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are recorded in the cumulative translation adjustment account which is included in shareholders' equity.
       Gains or losses from foreign currency transactions are included in income as they occur.

       3. ACQUISITION OF PRO-BEL LIMITED

       On April 12, 1996, the Company completed the acquisition of the issued and outstanding shares of Pro-Bel Limited ("Pro-Bel"), located in the United
       Kingdom. Pro-Bel manufacturers and distributes video signal and switching equipment and systems.
       The consideration consisted of $6.9 million in cash, $5.3 million in notes, and 3,146,205 shares of restricted Chyron common stock valued at $6.9 million.

       The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values. The excess of purchase price over the estimated fair value of net assets acquired amounted to $8,154,989 million, which has been accounted for as goodwill and is being amortized over 12 years using the straight line method.

       The accompanying consolidated statements of operations include the operating results of Pro-Bel since the date of the acquisition. Proforma unaudited consolidated operating results of the Company and Pro-Bel for the six months ended June
       30, 1996 and 1995, assuming the acquisition had been made as of January 1, 1996 and 1995, respectively, are summarized below (in thousands except per share amounts).

                                 June 30,  June 30,
                                   1996      1995
             Net Sales            $46,251  $34,716
             Net Income           $ 3,852  $ 2,167
             Earnings per share   $   .04  $   .02

       These pro forma results have been prepared for comparative purposes only and include adjustments as a result of applying purchase accounting and conversion to generally accepted accounting principles in the United States, such as additional depreciation expense and cost of goods sold due to the step-up in the basis of fixed assets and inventory, respectively, goodwill amortization, a decrease in research and development due to the capitalization of software development costs and increased interest expense on acquisition debt adjusted for tax effect. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place on the aforementioned dates, or of future results of operations of the consolidated entities.

       4. INVESTMENT IN RT-SET

       On February 29, 1996, the Company effectively
       purchased an option to acquire a 19% interest in RT-
       SET, Ltd. ("RT-SET"), located in Tel Aviv, Israel.
       RT-SET develops, markets and sells real time virtual
       studio set software and proprietary communications
       hardware that operate on Silicon Graphics systems.
       In form, Chyron purchased shares of RT-SET
       Convertible Preferred Stock in exchange for 2.4
       million shares of Chyron restricted common stock.
       In accordance with the purchase agreement, the 2.4
       million shares of Chyron common stock were to be
       held in escrow, and released in tranches of one-
       third and two thirds, subject to certain conditions.
       As of June 30, 1996, the first of these conditions
       had been met, which resulted in the release of
       800,000 shares of Chyron restricted common stock to
       RT-SET.  Upon the satisfaction of the remaining
       conditions, the remaining 1,600,000 escrowed shares
       will be released.  If the conditions are not met,
       the shares of Chyron restricted common stock held in
       escrow will be returned to the Company.
       Accordingly, the transaction has been recorded as
       the purchase of a right to acquire a 19% interest in
       RT-SET.  RT-SET shall retain the voting rights with
       respect to the escrowed shares, while such shares
       are held by the escrow agent.  The acquisition was
       recorded at the estimated fair value of the Chyron
       restricted common stock released from escrow.   In
       addition, Chyron was granted certain call option rights which, if and when exercised, will result in the Company owning up to a 51% interest in RT-SET.

       5. ACCOUNTS AND NOTES RECEIVABLE

       Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $4,047,000 and $3,134,000 at June 30, 1996 and December 31,
       1995, respectively.

       6. INVENTORIES

       Inventories consist of the following (in thousands):

                                     June 30,  December 31,
                                      1996        1995

            Finished goods           $8,838     $ 3,345
            Work-in-process           5,934       5,250
            Raw material              6,990       3,050
                                    $21,762     $11,645

       7. LONG-TERM DEBT

       Long term debt consists of the following (in thousands):

                                 June 30,   December 31,
                                 1996         1995
       Term loan, maturing
       April 16, 2000 (a)      $7,500       $


       Revolving credit
       facility, maturing
       March 28, 1999 (a)       1,230

       Revolving credit
       facility, maturing
       April 27, 1997 (b)                  4,741

       Commercial mortgage
       term loan, maturing
       March 28, 2010 (c)       1,964

       Promissory notes,
       payable on or before
       April 15, 1998 (d)       5,349

       Trade finance facility,
       maturing
       December 31, 1996 (e)      956

       Overdraft facility,
       maturing
       December 31, 1996 (f)    1,400
                               18,399      4,741
       Less amounts due
       in one year             (4,431)
                              $13,968    $ 4,741

       (a)  On March 28, 1996 and April 16, 1996, the
       Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The entire facility is secured by the Company's assets.
       Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Additionally, an over-advance is available above the borrowing formula in an amount not to exceed $3 million. Interest on the revolving credit facility is equal to adjusted LIBOR plus 175 basis points or prime (8.25% at June 30, 1996) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June
       1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime (8.25% at June 30, 1996) and is payable monthly.

       (b) At December 31, 1995, the Company had $4.7 million outstanding with a financial institution under a secured revolving credit facility. Interest was payable monthly at the prime rate (8.5% at December 31, 1995) plus 2% per annum. The facility was due to expire on April 27, 1997, but was replaced by the banking facility described in (a) above in conjunction with the financing of the acquisition of Pro-Bel.

       (c) Pro-Bel has a commercial mortgage term loan with a bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR (6 3/16% at June 30, 1996) plus 2%.
       The loan (including interest) is payable in quarterly installments of 80,600 pounds sterling.

       (d)  On April 12, 1996, the Company issued
       promissory notes to the shareholders of Pro-Bel for
       $5.3 million (3.5 million pounds sterling) in
       conjunction with the acquisition (See Note 4).  The
       promissory notes are secured by an irrevocable
       letter of credit from a bank.   The amount of this
       irrevocable letter of credit is included as an outstanding borrowing in the formula used to calculate borrowing availability for the facilities described in (a) above. Interest is equal to LIBOR
       (6.5% at June 30, 1996) and is payable quarterly.
       The notes are due on or before April 15, 1998 and are subordinated to any obligations to a bank or financial institution currently existing or subsequently entered into. The notes can be prepaid without interest or penalty subsequent to November
       1, 1996.

       (e) On February 1, 1996, Pro-Bel entered into an agreement with a bank to obtain a trade finance facility of 750,000 pounds sterling. The facility is secured by the Company's accounts receivable.
       Interest is equal to the bank's base rate plus 2%
       (7.75% at June 30, 1996) on advances against accounts receivable payable in pounds sterling, and equal to the Barclays Bank PLC currency call loan rate plus 2% (7.75% at June 30, 1996) on advances against foreign accounts receivable. Interest is payable quarterly, in arrears.

       (f) On February 1, 1996, Pro-Bel entered into an agreement with a bank to obtain an overdraft facility of 750,000 pounds sterling. Interest is equal to the bank's base rate plus 2.5% (8.25% at June 30, 1996) and is payable quarterly commencing in March 1996. The facility has a sublimit for overdraft on Pro-Bel's wholly owned subsidiary
       Trilogy Broadcast Limited of 160,000 pounds sterling. This facility is payable upon written demand by the bank and any undrawn portion may be cancelled by the bank at any time.

       Aggregate maturities of long term debt in the next five years are as follows (in thousands):

                      1997           $4,431
                      1998            7,424
                      1999            3,310
                      2000            1,585
                      2010               90

       ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
       RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

       RESULTS OF OPERATIONS

       OVERVIEW

       This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

       COMPARISON OF THE THREE MONTHS ENDED JUNE 30, 1996
       AND 1995

       Sales increased 72.5% to $22.5 million in 1996 mainly as a result of the inclusion of Pro-Bel's sales for the quarter which contributed to over 50% of the increase. Chyron's core products, the Infinit!, Max and Maxine, also contributed to the sales growth over the prior year.

       Gross margin increased to $11.4 million as a result of the 72.5% increase in sales. Gross margins decreased to 50.6% in 1996 compared to 55.9% in 1995 primarily as a result of the inclusion of Pro-Bel products which historically yield lower gross margins than Chyron products. The Chyron products gross margin held steady with past periods.

       Selling, general and administrative (SG&A) expenses increased by $2.3 million, or 52.7%, but decreased a percentage of sales from 33.9% in 1995 to 30.0% in 1996. The increase for the period is due mainly to the consolidation of Pro-Bels and the additional depreciation and goodwill amortization as a result of the application of the purchase accounting method on the acquired assets. The decrease as a percentage of sales was primarily due to the incurrence in 1995 of $443,000 of non-recurring legal and investment banking fees. The decrease is also a result of continued cost control instituted by the Company, offset by increases due to the increase in sale volume for the period.

       Research and development (R&D) expenses increased in 1996 by $134,000, or 12.7%, mainly due to the inclusion of Pro-Bel's R&D expenditures for the period. R&D expenses for Chyron exclusive of Pro-
       Bel decreased from the same period in the prior year principally due to more R&D being undertaken internally versus outside consultants under the direction of the new V.P. of Strategic Planning and to an increase in amounts capitalized by $200,000 related to new product development currently underway.

       Net interest expense increased $174,000, or 140.3%, to the increase in outstanding debt over the same period in the prior year. In conjunction with the acquisition of Pro-Bel, the Company entered into various agreements with a bank, issued promissory notes to the shareholders of Pro-Bel and assumed
       Pro-Bel's existing bank debt.

       Income before income taxes improved $1.7 million, or 114.8%, due to the increases in sales volume and gross margin dollars coupled with cost savings measures instituted by the Company.

       COMPARISON OF THE SIX MONTHS ENDED JUNE 30, 1996 AND
       1995

       Sales increased 48%, or $11.7 million, primarily as a result of the inclusion of Pro-Bel's sales which contributed to over 30% of the increase in sales.
       Sales of Chyron's core products, the Infinit!, Max and Maxine, also showed continued growth.

       Gross margin increased to $19.1 million as a result of the 48% increase in sales. Gross margins as a percentage of sales were 52.9% in 1996 compared to 55.8% in 1995. The decrease is caused by the inclusion of the Pro-Bel product lines which historically have lower margins. The margin for the Chyron line of products held steady with prior periods.

       SG&A expenses increased $2.4 million, or 30.6%, for the period, but decreased as a percentage of sales from 32.7% in 1995 to 28.9% in 1996. The increase in SG&A is primarily due to the inclusion of Pro-
       Bel's operations for the period and the accounting for the acquisition under the purchase method resulting in goodwill amortization and increased depreciation as well as increased cost as a direct result of increased sales volume. The decrease as a percentage of sales is primarily due to the incurrence in the prior year of $443,000 of one-time legal and investment banking fees coupled with a focus on cost control measures by the Company.
       These decreases for Chyron were offset by a $116,000 charge in the first quarter of the year related to the former credit facility held by the Company and establishment of an overseas sales office.

       R&D expenses increased for the 1996 period by $262,000, or 12.9%, over the prior year. The increase is primarily due to the inclusion of Pro-
       Bel R&D expenditures for the period. R&D related to Chyron's product lines decreased for the period due to an increase in amounts capitalized by $242,000 and due to more R&D is being undertaken internally under the direction of the new V.P. of Strategic
       Planning.

       Net interest expense increased by $145,000, or 52.3%, for the six month period ended June 30, 1996 over the comparable 1995 period. In conjunction with the acquisition of Pro-Bel, the Company entered into various agreements with a bank, issued promissory notes to the shareholders of Pro-Bel, and assumed Pro-Bel's existing bank debt.

       Income before income taxes improved $3.1 million, or 108.7%, over the prior year due to the contributions of Pro-Bel's operations coupled with decreases in SG&A. The increase was also due to the elimination of the management fee, which was $464,000 for the six months ended June 30, 1995.

       LIQUIDITY AND CAPITAL RESOURCES

       On February 1, 1996, Pro-Bel, entered into several agreements with a bank to obtain facilities totaling
       1.5 million pounds sterling. One of the facilities is secured by Pro-Bel's outstanding accounts receivable. These facilities replaced former bank facilities which had expired, and will be used to fund capital and operating expenses in conjunction with the planned expansion of Pro-Bel's business.

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

       On April 12, 1996, the Company issued promissory notes to the shareholders of Pro-Bel for $5.3 million (3.5 million pounds sterling). The notes are secured by an irrevocable letter of credit from a bank and limit amounts available under the revolving credit facility described above. The notes are due on or before April 15, 1998.

       At June 30, 1996, the Company's current ratio was
       2.3 to 1 and its working capital was $30,634,000.

       At June 30, 1996, the Company had operating lease commitments for equipment and factory and office space totaling $11.6 million of which $991,000 is payable within one year.

       PART II. OTHER INFORMATION


       ITEMS 1., 2., 3., 4. AND 5.  Not applicable

       ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

                (a) Exhibits:  Not applicable.

                (b) Reports on Form 8-K:

       (1) On April 26, 1996, the Company filed a report on Form 8-K related to the acquisition of Pro-Bel
       Limited.  This report is incorporated by reference.

       (2) On March 14, 1996, the Company filed a report on Form 8-K related to the investment of 19% in RT-
       Set, Ltd.  This report is incorporated by reference.

       (3)  On June 21, 1996, the Company filed a report on
       Form 8-K/A, which amended the report of Form 8-K filed on April 26, 1996, to include the financial exhibits which are automatically granted a 60 day extension for filing, related to the acquisition of Pro-Bel Limited. This report is incorporated by reference.

                          SIGNATURES


       Pursuant to the requirements of the Securities
       Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             CHYRON CORPORATION
                                (Registrant)



       August 14, 1996     /s/Michael Wellesley-Wesley
          (Date)              Michael Wellesley-Wesley
                             Chairman of the Board and
                              Chief Executive Officer

        August 14, 1996    /s/    Patricia Lampe
          (Date)                  Patricia Lampe
                              Chief Financial Officer
                                   and Treasurer