Form 10-Q
period 1996-09-30
CHYRON CORP
filed 1996-11-08
CIK 20232

FORM 10-Q

             SECURITIES AND EXCHANGE COMMISSION

                    Washington, DC 20549

        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarter Ended September 30, 1996
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

       Common Stock $.01 Par Value - 97,094,302 as of

                      November 8, 1996


                     This document consists of 14 pages

                             CHYRON CORPORATION
                   CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                   (In thousands except per share amounts)

                                   (Unaudited)

                                      1996    1995

         Net sales................................ $ 20,632 $14,099

                                  Costs and expenses:
         Manufacturing .........................    9,817   6,091
         Selling, general and administrative ...    5,890   4,637
         Research and development ..............    1,452   1,027
         Management fee.........................              232
         West Coast restructuring recapture.....             (552)

       Total costs and expenses ................   17,159  11,435

       Operating income ........................    3,473   2,664

       Other expense, net.......................      450     171

       Income before provision for income taxes.    3,023   2,493

       Income taxes/equivalent provision........    1,189     686

       Net income............................... $  1,834 $ 1,807

       Earnings per common share................ $    .02 $   .02

       Weighted average number of common and common
         equivalent shares outstanding..........   98,750  91,408





              See Notes to Consolidated Financial Statements

                                    CHYRON CORPORATION
        CONSOLIDATED STATEMENTS OF OPERATIONS AND RETAINED EARNINGS
               NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                  (In thousands except per share amounts)

                                (Unaudited)

                                                 1996     1995

       Net sales.............................. $ 56,889 $ 38,596

       Costs and expenses:
         Manufacturing .......................   26,887   16,920
         Selling, general and administrative .   16,351   12,648
         Research and development ............    3,751    3,065
         Management fee.......................               695
         West Coast restructuring recapture...              (552)

       Total costs and expenses ..............   46,989   32,776

       Operating income ......................    9,900    5,820

       Other expense, net.....................      872      449

       Income before provision for income
         taxes................................    9,028    5,371

       Income taxes/equivalent provision......    3,405    1,477

       Net income.............................    5,623    3,894

       Retained earnings/(accumulated deficit)
         - beginning of period................    1,343   (6,133)

       Retained earnings/(accumulated deficit)
         - end of period...................... $  6,966 $ (2,239)

       Earnings per common share.............. $    .06 $    .04

       Weighted average number of common and common
         equivalent shares outstanding........   96,558   90,597








                 See Notes to Consolidated Financial Statements

                    CHYRON CORPORATION
                       CONSOLIDATED BALANCE SHEETS
                   (In thousands except share amounts)

                               (unaudited)

                                 ASSETS


                                      September 30, December 31,
                                          1996         1995
       Current assets:
         Cash and cash equivalents......... $ 3,078 $ 5,012
         Accounts and notes receivable.....  20,206  13,967
         Inventories.......................  24,123  11,645
         Prepaid expenses..................     794     578
         Deferred tax asset................   5,821   6,457
         Other.............................     633
            Total current assets...........  54,655  37,659

       Property and equipment..............  12,766   3,300
       Excess of purchase price over net
         assets acquired...................   7,205
       Investment in RT-SET................   2,161
       Software development costs..........   1,915   1,716
       Deferred tax asset..................   1,403   1,403
       Other assets........................   1,746     254
       TOTAL ASSETS                         $81,851 $44,332

                 LIABILITIES AND SHAREHOLDERS' EQUITY

       Current liabilities:
         Accounts payable and accrued
          expenses......................... $16,253 $ 9,120
         Current portion of long-term debt.   4,716
         Capital lease obligations.........     264     160
         Other.............................      99     158
           Total current liabilities.......  21,332   9,438
       Long-term debt......................  14,977   4,741
       Capital lease obligations...........     148     170
         Total liabilities.................  36,457  14,349

       Commitments
       Shareholders' equity:
         Preferred stock, par value without designation
         Authorized - 1,000,000 shares, Issued - none
         Common stock, par value $.01
         Authorized - 150,000,000 shares
         Issued and outstanding -
         97,094,302 shares at September
          30, 1996
          90,071,394 shares at
          December 31, 1995................     971     901
         Additional paid-in capital........  37,268  27,739
         Retained earnings.................   6,966   1,343
         Cumulative translation adjustment.     189
           Total shareholders' equity......  45,394  29,983
       TOTAL LIABILITIES AND
         SHAREHOLDERS' EQUITY               $81,851 $44,332

            See Notes to the Consolidated Financial Statements

                               CHYRON CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                 NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                (In Thousands)

                                  (Unaudited)

       CASH FLOWS FROM OPERATING ACTIVITIES          1996     1995
       Net income.................................$ 5,623 $  3,894
       Adjustments to reconcile net income
        to net cash provided by operations:
          Depreciation and amortization .........   2,001    1,481
          Utilization of deferred tax asset......     688    1,342
       Changes in operating assets and liabilities:
          Accounts and trade notes receivable....     914   (1,463)
          Inventories............................  (4,748)  (4,944)
          Prepaid expenses ......................     (48)     586
          Accounts payable and accrued expenses..  (2,020)   5,345
          Management fee payable.................  (1,000)
          Other liabilities......................     (59)  (1,908)
       Net cash provided by operating activities.   1,351    4,333

       CASH FLOWS FROM INVESTING ACTIVITIES
       Acquisition of Pro-Bel and Investment in
         RT-SET..................................  (7,226)
       Acquisitions of property and equipment....  (1,358)    (656)
       Capitalized software development .........    (705)    (190)
       Other.....................................    (608)      82
       Net cash (used in) investing activities...  (9,897)    (764)

       CASH FLOWS FROM FINANCING ACTIVITIES
       Payments of capital lease obligations.....    (179)     (69)
       Proceeds from exercise of common stock
        purchase warrants, net...................     239      323
       Proceeds from exercise of stock options...     542
       Payments of revolving credit agreement....  (5,644)  (4,500)
       Proceeds from new credit facility, net....  11,654     6,128
       Other.....................................              (52)
       Net cash provided by financing activities.   6,612    1,830

       Change in cash and cash equivalents.......  (1,934)   5,399
       Cash and cash equivalents at beginning
        of period................................   5,012    1,555
       Cash and cash equivalents at end of
         period.................................. $ 3,078  $ 6,954

       Noncash investing and financing activities:
       During January 1996, the Company entered into capital lease obligations totaling $90,000 for the purchase of equipment.

       On February 29, 1996, the Company acquired a 19% interest in RT-SET Ltd. in exchange for 2.4 million shares of Chyron common stock. See Note 4 to the Consolidated Financial Statements.

       On April 12, 1996, the Company acquired the issued and outstanding shares of Pro-Bel Limited. The consideration in addition to cash included
       3,146,205 shares of Chyron common stock valued at $6,868,000 and notes payable valued at $5,349,000. See Note 3 to the Consolidated
       Financial Statements.

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

       In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996.

       2.   TRANSLATION OF FOREIGN CURRENCIES

       The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for asset and liability accounts using period-end exchange rates and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are recorded in the cumulative translation adjustment account which is included in shareholders' equity. Gains or losses from foreign currency transactions are included in other income as they occur.

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

       The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values. The excess of purchase price over the estimated fair value of net assets acquired amounted to $7,532,000, which is being amortized over 12 years using the straight line method.

       The accompanying consolidated statements of operations include the operating results of Pro-Bel since the date of the acquisition. Proforma unaudited consolidated operating results of the Company and Pro-Bel for the nine months ended September 30, 1996 and 1995, assuming the acquisition had been made as of January 1, 1996 and 1995, respectively, are summarized below (in thousands except per share amounts).

                   September  September
                    30, 1996   30, 1995

       Net Sales    $ 67,313  $ 58,533
       Net Income   $  5,581  $  2,589
       Earnings
         per share  $    .06  $    .03

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

       4.     INVESTMENT IN RT-SET

       On February 29, 1996, the Company effectively purchased an option to acquire a 19% interest in RT-SET, Ltd. ("RT-SET"), located in Tel Aviv, Israel. RT-SET develops, markets and sells real time virtual studio set software and proprietary communications hardware that operate on Silicon Graphics systems. In form, Chyron purchased shares of RT-SET Convertible Preferred Stock in exchange for 2.4 million shares of Chyron restricted common stock. In accordance with the purchase agreement, the 2.4 million shares of Chyron common stock were to be held in escrow, and released in tranches of one-third and two thirds, subject to certain conditions. As of June 30, 1996, the first of these conditions had been met, which resulted in the release of 800,000 shares of Chyron restricted common stock to RT-SET. Upon the satisfaction of the remaining conditions, the remaining 1,600,000 escrowed shares will be released. If the conditions are not met, the shares of Chyron restricted common stock held in escrow will be returned to the Company. Accordingly, the transaction has been recorded as the purchase of a right to acquire a 19% interest in RT-SET. RT-SET shall retain the voting rights with respect to the escrowed shares, while such shares are held by the escrow agent. The acquisition was recorded at the estimated fair value of the Chyron restricted common stock released from
       escrow.   In addition,  Chyron was granted certain call option
       rights which, if and when exercised, will result in the Company owning up to a 51% interest in RT-SET.

       5.     ACCOUNTS AND NOTES RECEIVABLE

       Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $5,617,000 and $3,134,000 at September 30, 1996 and December 31, 1995, respectively.

       6.     INVENTORIES

       Inventories consist of the following (in thousands):

                               September 30, September 30,
                                   1996          1995

               Finished goods    $8,811       $ 3,345
               Work-in-process    7,860         5,250
               Raw material       7,452         3,050
                                $24,123       $11,645

7.       LONG-TERM DEBT

       Long term debt consists of the following (in thousands):

                                         September 30, December 31,
                                               1996          1995

       Term loan, maturing
         April 16, 2000 (a)                       $7,000   $


         Revolving credit facility, maturing
         March 28, 1999 (a)                        2,730

       Revolving credit facility, maturing
       April 27, 1997 (b)                                  4,741

         Commercial mortgage term loan, maturing
         March 28, 2010 (c)                        1,973

         Promissory notes, payable on or before
         April 15, 1998 (d)                        5,349

         Trade finance facility, maturing
         December 31, 1996 (e)                       915

         Overdraft facility, maturing
         December 31, 1996 (f)                     1,726
                                                  19,693    4,741
         Less amounts due in one year             (4,716)
                                                 $14,977   $4,741

         (a) On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The entire facility is secured by the Company's assets. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Additionally, an over-advance is available above the borrowing formula in an amount not to exceed $3 million. Interest on the revolving credit facility is equal to adjusted LIBOR plus 175 basis points or prime (8.25% at September 30, 1996) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime (8.25% at September 30, 1996) and is payable monthly.

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

         (c) Pro-Bel has a commercial mortgage term loan with a bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR (5.98% at September 30, 1996) plus 2%. The loan (including interest) is payable in quarterly installments of 80,600 pounds sterling.

         (d) On April 12, 1996, the Company issued promissory notes to the shareholders of Pro-Bel for $5.3 million (3.5 million pounds sterling) in conjunction with the acquisition (See Note
       4).  The promissory notes are secured by an irrevocable letter
       of credit from a bank.   The amount of this irrevocable letter
       of credit is included as an outstanding borrowing in the formula used to calculate borrowing availability for the facilities described in (a) above. Interest through April 15, 1997 is equal to LIBOR as of April 15, 1996 (6.46%) and is payable quarterly. The notes are due on or before April 15, 1998 and are subordinated to any obligations to a bank or financial institution currently existing or subsequently entered into. The notes can be prepaid without interest or penalty subsequent to November 1, 1996.

         (e) On February 1, 1996, Pro-Bel entered into an agreement with a bank to obtain a trade finance facility of 750,000 sed by $1.9 million, or
       130.5%, primarily as a result of the income tax benefit realized on the 1994 West Coast restructuring. The increase is also due to increased income before income taxes for the 1996 period.

       Liquidity and Capital Resources

         On February 1, 1996, Pro-Bel, entered into several agreements with a bank to obtain borrowing facilities totaling 1.5 million pounds sterling. One of the facilities is secured by Pro-Bel's outstanding accounts receivable. These facilities replaced former bank facilities which had expired, and are used for working capital.

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

         At September 30, 1996, the Company's current ratio was 2.56 to 1 and its working capital was $33,323,000.

         At September 30, 1996, the Company had operating lease commitments for equipment and factory and office space totaling $12.4 million of which $1.3 million is payable within one year.

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



                              CHYRON CORPORATION
                                  (Registrant)




       November 8, 1996    /s/Michael Wellesley-Wesley
            (Date)            Michael Wellesley-Wesley
                             Chairman of the Board and
                              Chief Executive Officer


       November 8, 1996   /s/    Patricia Lampe
            (Date)               Patricia Lampe
                             Chief Financial Officer
                                   and Treasurer