Form 10-K
period 1996-12-31
CHYRON CORP
filed 1997-03-20
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
                         WASHINGTON, DC 20549

                              FORM 10-K

           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

             For the fiscal year ended December 31, 1996
                    Commission File Number 1-9014

                                          CHYRON CORPORATION
        (Exact name of registrant as specified in its charger)

            New York                           11-2117385
   (State or other jurisdiction  (I.R.S. Employer Identification No.)
                                 of incorporation or organization)


       5 Hub Drive, Melville, New York                 11747
   (Address of principal executive offices)         (Zip Code)

   Registrant's telephone number, including area code (516) 845-2000


   Securities registered pursuant to Section 12(b) of the Act:

   Common Stock, par value $.01              New York Stock Exchange

          (Title of Class)           (Name of exchange on which
   registered)

   Common Stock Purchase Warrants expiring January 31, 1996

                                    Chicago Stock Exchange
                               (Name of exchange on which registered)

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

                   YES   X          NO

   Indicate by check mark if disclosure of delinquent filers pursuant to
   Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

   The aggregate market value of voting stock held by non-affiliates of the Company on March 14, 1997 was $68,754,901.

   The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 14, 1997 was 32,384,635.

            APPLICABLE ONLY TO REGISTRANTS INVOLVED IN BANKRUPTCY
             PROCEEDINGS DURING THE PRECEDING FIVE YEARS

   Indicate by a check mark whether the Registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

                   YES   X          NO

                 DOCUMENTS INCORPORATED BY REFERENCE

   Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated into the Company's Proxy Statement to be filed within 120 days of December 31, 1996 and are incorporated herein by reference.



                 Exhibit index is located on page 55
                 This document consists of 228 pages


                                PART I

   ITEM 1. BUSINESS

   General Information Regarding the Company

   Chyron Corporation ("Chyron") was incorporated under the laws of the State of New York on April 8, 1966 under the name The Computer Exchange, Inc., which was changed to the present name on November 28, 1975. On April 12, 1996, Chyron acquired Pro-Bel Limited ("Pro-Bel"; collectively with Chyron, the "Company"). The Company's principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and its telephone number is (516) 845-2000. Its executive offices in the United Kingdom are located at Danehill, Lower Early, Reading, Berks RG6 4PB and its telephone number is 44-1734-86-61-21.

   On September 17, 1990, Chyron and its subsidiaries sought relief under Chapter 11 of the United States Bankruptcy Code. On December 27, 1991, Chyron emerged from bankruptcy. Pursuant to its plan of reorganization, Chyron issued to its banks shares of Common Stock which represented 81% of the voting power and beneficial ownership of all the issued and outstanding Common Stock on a fully diluted basis. Such shares of Common Stock were then purchased from the banks by Pesa, Inc. ("Pesa"). An aggregate of 4,666,666 shares of Common Stock owned by Pesa were eventually acquired by Sepa Technologies Ltd., Co. ("Sepa"), an affiliate of Pesa.

   In May 1995, CC Acquisition Company A, L.L.C., a Delaware limited liability company ("CCA"), acquired 3,333,333 shares of Common Stock from Pesa. In July 1995, control of Chyron was transferred through the sale of an additional 18,138,238 shares of Common Stock by Pesa and Sepa to
   (i) CC Acquisition Company B, L.L.C., a Delaware limited liability company ("CCB"); (ii) various funds managed by Weiss, Peck & Greer, L.L.C. ("Weiss, Peck & Greer"); and (iii) Westpool Investment Trust plc ("Westpool") (Weiss, Peck & Greer and Westpool are collectively referred to as the "WPG/Westpool Investment Group"). In addition, Sepa and other parties transferred the voting control over an aggregate of 3,000,000 shares of Common Stock to these entities. As of March 10, 1997, CCA and CCB together beneficially own 8,455,297 shares of Common Stock and the WPB/Westpool Investor Group beneficially own in the aggregate 15,774,432 shares.

   The Company develops, manufactures, markets and supports a broad range of equipment, software and systems that facilitate the production and enhance the presentation of live and pre-recorded video, audio and other data. The Company's products enable users to (i) create and manipulate text, logos and other graphic images using special effects such as 3D transforming, compositing and painting; (ii) manage, monitor and distribute video, audio and other data signals; and (iii) control edit processes and automate broadcast equipment. The worldwide market for equipment, software and systems used in the production and presentation of video and audio content encompasses major television networks, cable television broadcasters, direct to home satellite program distributors, production companies and post-production houses, as well as organizations and individuals creating materials such as corporate and specialized video and audio presentations.

   Products

   The Company offers a broad range of products that address the needs of the video and audio production, post-production and distribution markets. The Company's line of high performance graphics systems are used by many of the world's leading broadcast stations to display new flashes, election results, sports scores, stock market quotations, programming notes and weather information. The Company's signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites. The Company's line of control and automation systems are used to automate the steps used in the management, editing and distribution of video and audio content.

   Graphic Systems

   Graphics and character generators. Chyron's family of iNFiNiT! products use a digital computer and electronic storage to permit operators to create images capable of being broadcast either independently or superimposed on other images. Images broadcast directly from the system have included election results, stock market quotations, sports scores, commercial advertising and promotional material. Superimposed images are similarly used for a variety of purposes such as identifying speakers during interviews or displaying statistics during sports telecasts.

   The flagship iNFiNiT! is a dual-user graphics workstation with one to three output channels, each with a dedicated key signal. MAX!> is a signal-user graphics system with one or two separate video and key channels. MAXINE! is a single channel/single-user character generator. MAX!> and MAXINE! have similar feature sets and effective resolution to the iNFiNiT!. In September 1996, the Company introduced WiNFiNiT!, an optional PC-based graphical user interface which utilizes the Microsoft Windows NT operating system.

   Still store management systems. IMAGESTOR! offers real-time playback of uncompressed video frames and instant access to thousands of one-line or archived images. Live newscasters and broadcast trucks use IMAGESTOR! for live video capture as well as for image storage retrieval for on-air display. The IMAGESTOR! system allows on-line storage of 2,000 still images with optional additional storage available. The library of stills can be searched and sorted by criteria, keywords and other attributes. Users can create a playlist of images for automatic playback during live on-air operations and embed the selected still images with effects such as cut, dissolve, wipe, push, reveal and hide. IMAGESTOR! is available as a stand-alone workstation or a database file management software program for use with Chyron's iNFiNiT! family of graphics systems.

   Compact graphics and character generators. The Company's compact character generators, sold under the CODI and PC-CODI names, provide real-time text, titling and logo generation which are used for broadcasting time, temperature, weather warnings, sports statistics, scoreboards, news updates and financial information. CODI products may operate through touch screens for real-time on-screen drawing. They can work with standard computer platforms regardless of operating system or system performance.

   Electronic paint and animation systems and software. Chyron's Liberty family of paint and animation tools are resolution-independent, non-linear, digital image processing systems and software. Liberty products are used to create, edit and composite special visual effects in an on-line, real-time environment. Liberty products have been used for high-end film applications and have created special effects for major feature films, including Casino and Broken Arrow. Liberty products operate on various Silicon Graphics workstations and support all popular file formats. Liberty offers a menu of video graphic creation tools, such as painting, compositing, morphing, titling, 3D transforming, layering, coloring, cycle animation, rotoscoping and cell animation.

   Signal Management Systems

   Switching and routing systems. Under the Pro-Bel name, the Company provides a complete range of control solutions for matrix systems which process and distribute multimedia signals. The PROCION product offers a range of IBM PC/Windows touch screen control systems which are easy to use and configure. System 3 provides a push button control panel which can utilize simple signal matrix solutions and multi-matrix installations with integrated tie-line management. System 3 and PROCION can co-exist for maximum flexibility.

   The new XD series of digital router switchers are large-scale routing systems that can produce high-performance signal distribution across a wide spectrum of applications. The TM Series are compact digital routing switchers that provide a cost-effective solution for users moving from analog to digital distribution and for smaller scale routing solutions such as remote broadcast vehicles. The HD series of routing switchers includes matrix products for digital and analog video, digital and analog audio and RS422 machine control.

   Intercom/talkback. The Trilogy Commander 400 Series combines Digital Signal Processing ("DSP") audio techniques with control technology to produce a digital intercom/talkback system. The system is supplied with IBM compatible PC-based editing and control panels to manage audio crosspoints. Intercom systems are implemented in a wide range of applications including television and radio broadcast facilities, airports, hospitals, outside and remote broadcast trucks, post-production suites and leisure complexes.

   Control and Automation Systems

   Master control, storage and station automation. Pro-Bel has developed a suite of products which are designed to process video, audio and related data signals, automate playout of the signals and manage media signal storage devices in the master control and transmission suites.

   MAPP is a Windows-based, video server management and control system. MAPP provides facilities to record, track, cache and replay broadcast material according to a user defined schedule. MAPP easily interfaces with disk based video servers manufactured by many different vendors.

   The COMPASS station automation system provides comprehensive station automation capability to major broadcasters that have complex playlists. Video tape cartridge machines, video servers and other devices are typically interfaced by high speed data links which allow the system to control the devices according to a playlist schedule. The automation system monitors all functions to check for discrepancies such as time errors, machines not available for control or manual intervention.

   The Company's digital master control switcher TX-220 employs component digital and AES/EBU digital audio signal processing. Features include 10 bit component digital video/audio processing with an analog option, up to 4 AES/EBU levels, stand-alone operation with an upstream keyer, multifunction plasma display, simple user friendly manual control and full integration with the compass Automation System. The master control switcher switches and combines video and audio content signals from various devices, such as video tape machines, disk based video servers, character generators and still storage systems, to produce seamless program flow for distribution to the final program delivery channel.

   Electronic editing control systems. The CMX OMNI family of edit controllers are designed to control and operate edit suite equipment.
   CMX OMNI systems are flexible, configurable and easy to operate. They are capable of controlling over 200 types of edit suite devices developed by other manufacturers, including video tape recorders, video disks, production control switchers, digital video effects equipment, time base correctors and audio equipment.

   Marketing and Sales

   The Company markets its products and systems to traditional broadcast, production and post-production facilities, government agencies, educational institutions and telecommunications and corporate customers.

   In order to maintain and increase awareness of its products, the Company displays at the major domestic and international trade shows of the broadcast and computer graphics industries. In the United States, the Company exhibits at the National Association of Broadcasters (NAB) and ACM SIGGRAPH conventions. It also exhibits at the International Broadcasters Conventions (IBC) in Europe, INTERBEE in Japan and Broadcast-Asia in China. The Company uses direct-mail campaigns and places advertisements in broadcast, post-production and computer industry publications.

   Sales of the Company's products in the United States and the United Kingdom are made through Company direct sales personnel, dealers, independent representatives, systems integrators and OEMs. Direct sales, marketing and product specialists serving the domestic markets act as links between the customer and the Company's development teams.

   Sales of the Company's products outside of the United States and United Kingdom are made through dealers and several representatives covering specific territories. Some of the dealers have been granted exclusive rights to sell certain products in specified territories. During 1996, the Company opened a sales and support office in Hong Kong in order to better service the growing market of Asia. In some territories, dealers sell products from all of the Company's product categories; in other territories, dealers handle only specific products.

   Service, Support and Training

   The Company offers comprehensive technical service, support and training to its customers through 24 hour per day, seven days per week access to trained service and support professionals.

   Training courses are available through the Company and range in length from a few days to a few weeks and consist of a mix of classroom discussions and hands-on training. The Company offers training courses for many of its products at its Melville (New York) headquarters and its Reading (United Kingdom), Atlanta (Georgia) and Burbank (California) centers. The Company also conducts on-site training. Installation assistance, hardware and software, maintenance contracts and spare parts are made available by Company. Support contracts and a responsive spare parts supply service facilitate customer satisfaction. Service is provided both domestically and internationally by the Company or its appointed dealers and representatives. The Company also provides sales and service support to its dealers from time to time. The Company provides warranties on all of its products ranging from 90 days to five years.

   Research and Development

   The Company's research and product development, conducted in Melville, New York, Reading, United Kingdom and Santa Clara, California is focused on the continued enhancement of its existing products and the development of new ones.

   Historically, the Company has oriented its efforts toward the development of complete systems rather than of either hardware or software standing alone. A strategic engineering group evaluates hardware and software technologies.

   During 1996, 1995 and 1994, the Company expensed approximately $5.3 million, $4.1 million and $4.2 million, respectively, for research and development and amortization of capitalized software development costs incurred in connection with the development of new products and the modification and enhancement of existing products.

   Manufacturing

   The Company has final assembly and system integration operations located in Melville and Reading. The Company primarily uses third-party vendors to manufacture and supply all of the hardware components and sub-assemblies utilized in the Company's graphics systems and relies upon a combination of third-party vendors and internal manufacturing for components and sub-assemblies utilized in the Company's signal management systems. The Company designs many of its system components to its own specifications, including metal and electronic parts and components, circuit boards and certain subassemblies. It assembles such items and standard parts, together with internally-developed software, to create final products. The Company then performs testing and quality inspections of each product.

   Competition

   The market for graphics imaging, editing and animation systems, signal routing systems and media storage systems is highly competitive and is characterized by rapid technological change and evolving industry standards. Rapid obsolescence of products, frequent development of new products and significant price erosion are all features of the industry in which the Company operates. The Company anticipates increased competition from both existing companies and new market entrants. The Company is currently aware of several major and a number of smaller competitors. In the graphics area, the Company believes its primary competitors are Aston Electronic Designs Limited, Digital Graphix Inc., Dynatech Corporation, Quantel Inc. and Scitex Corporation Ltd. In the signal management area, the Company believes its primary competitors are Dynatech Corporation, Leitch Incorporated, Philips Electronics N.V., Sony Corporation and Tektronix Inc. In the control and automation area, the Company believes its primary competitors are Accom, Inc., Louth Automation, Philips Electronics N.V., Sony Corporation and Tektronix, Inc. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, certain product categories and market segments, on a region-by-region basis, in which the Company does or may compete, are dominated by certain vendors.

   Backlog

   The Company's backlog of orders at December 31, 1996 approximated $4 million. The Company believes these orders to be firm and expects to fulfill the entire amount of this backlog in 1996.

   Employees

   As of December 31, 1996, the Company employed 405 persons on a full-time basis, including 63 in sales and marketing, 159 in manufacturing and testing, 39 in customer support, service and training, 50 in finance and administration and 94 in research and development. None of these employees is represented by a labor union.

   Patents and Proprietary Rights

   The Company's success depends upon its ability to protect its proprietary software technology and operate without infringing the rights of others. It relies on a combination of patent, trademark and trade secret laws to establish and protect its proprietary rights in its technology.

   The Company currently has seven patents. The names Chyron, Scribe, Chyron Scribe, Chyron Scribe Junior, Chyron SuperScribe, iNFiNiT!, MAX!>, MAXINE!, CODI, I2, Chyron Care, Intelligent Interface, Intelligent Interface (I2), CMX, CMX AEGIS, CMX OMNI, Aurora, Liberty, PROCION and PROCION INNOVATIVE CONTROL SOLUTIONS are registered trademarks of the Company. The Company also has rights in trademarks and service marks which are not federally registered. The Company does not have registered copyrights on any of its intellectual property. The duration of patents in the United States is 20 years from priority or 17 years from issuance. As a result, the Company's existing patents will begin to expire commencing in the year 1998.

   Government Regulations

   The United States Federal Communications Commission has issued regulations relating to shielding requirements for electromagnetic interface in electronic equipment. The Company's products are in compliance with these regulations.

   ITEM 2. FACILITIES

   The executive offices and principal office of the Company and its graphics business are located in Melville, New York pursuant to a lease that expires on June 30, 2004. This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. The Company also leases approximately 15,000 square feet in Santa Clara, California for research and development. This lease expires on October 31, 1997. In the United Kingdom, the Company's executive office is located in Reading, United Kingdom where it owns an approximately 19,000 square foot facility. This facility is used for manufacturing, research and development and marketing. The Company occupies additional facilities in the United Kingdom in Reading and Andover, used primarily for research and development and manufacturing, which total approximately 28,000 square feet pursuant to leases which expire from October 31, 1997 through September 24, 2020. Currently, the Company is considering expanding its Andover facility but has not made any lease commitments. The Company currently utilizes 90% to 100% of the space of all of its facilities. Management currently believes that, other than the Andover facility, each facility is suitable for its existing operations and does not foresee the need for any significant expansion of its current facilities.

   ITEM 3. LITIGATION

   The Company is a party to Percival Hudgins & Company, Inc. v. Chyron Corporation v. John Percival, pending in the United States District Court, North District of Georgia (Atlanta), Civil Action No. 1 95-CV-CAM. This is a breach of contract action for an alleged success fee in connection with the sale of Common Stock by Pesa and Sepa to the new investment group. Plaintiff alleges that such transaction was subject to the terms of its engagement letter with the Company. Plaintiff seeks damages of approximately $600,000 together with counsel fees. The Company has answered, denying all material allegations, and has asserted a third party claim against plaintiff's principal, alleging that he, as a director of the Company while his investment banking firm was engaged by the Company, breached his fiduciary duties to the Company and is liable for any amounts that might be awarded to plaintiff, together with counsel fees. Plaintiff has recently amended the complaint to add a claim for quantum meruit. Discovery is continuing.

   The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   On January 24, 1997, at a Special Meeting of Shareholders, the Company's shareholders' ratified a one-for-three reverse stock split of its common stock which was effective February 10, 1997. 77,162,761 shares were voted for the proposal, 2,876,490 shares were voted against the proposal and 169,212 shares abstained.

                               PART II

   ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SECURITY HOLDERS MATTERS

   Principal Market

   Chyron's common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CHY". The approximate number of holders of record of the Company's common stock at December 31, 1996 was 8,100.

   The following table sets forth the high and low reported sales price for the common stock adjusted to reflect the reverse stock split.


                             Price Range of Common Stock
                                      High     Low
   Year Ended December 31, 1996
     Fourth Quarter.............    $15.375  $ 8.25
     Third Quarter..............     19.875   12.00
     Second Quarter.............     18.750   9.375
     First Quarter..............     10.125   6.375

   Year Ended December 31, 1995
     Fourth Quarter.............    $8.625   $5.250
     Third Quarter..............     9.000    2.438
     Second Quarter.............     3.000    1.500
     First Quarter..............     2.250    1.125

   On March 14, 1997, the closing price of the Company's common stock as reported on the NYSE was $6.50.

   The Company has not declared or paid any cash dividend since November 27, 1989. The Company currently plans to retain its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. During the term of its loan agreement with Fleet Bank (formerly NatWest Bank), the Company is prohibited from paying dividends in excess of 25% of its net income for the then current fiscal year.

   ITEM 6. SELECTED FINANCIAL DATA
           (In thousands, except per share amounts)


                                       Year Ended December 31,
                              1996(1)    1995    1994     1993    1992
   Statement of Operations Data:
   Net sales................. $82,608 $53,971 $42,762  $37,391 $29,715
   Cost of products sold.....  39,941  22,746  18,912   16,816  12,512
   Gross profit..............  42,667  31,225  23,850   20,575  17,203

   Operating expenses:
   Selling, general and
   administrative............  22,349  17,066  14,301   13,452  11,300
   Research and development..   5,253   4,105   4,163    3,573   2,964
   Management fee............           2,911   1,139      800     891
   West Coast restructuring
   charge (recapture)........          (1,339) 12,716
   Total operating expenses..  27,602  22,743  32,319   17,825  15,155

   Operating income (loss)...  15,065   8,482  (8,469)   2,750   2,048
   Interest and other
   expense, net..............   1,666     536     525      714     445
   Income (loss) before
   provision for income
   taxes.....................  13,399   7,946  (8,994)   2,036   1,063
   Income tax/equivalent
   provision.................   4,745     470              760     598

   Net income (loss)......... $ 8,654 $ 7,476 $(8,994) $ 1,276 $ 1,005
   Net income (loss) per
   common share(2)........... $  0.27 $  0.25 $ (0.31) $  0.05 $  0.04
   Weighted average number
   of common and common
   equivalent shares
   outstanding(2)............  32,327  30,382  28,962   25,295  23,514


                                             December 31,
                                 1996    1995    1994     1993    1992
   Balance Sheet Data:
   Cash and cash equivalents. $ 4,555 $ 5,012 $ 1,555  $   213 $   403
   Working capital...........  41,867  28,221  12,103   13,256  11,692
   Total assets..............  91,403  44,332  28,644   38,516  35,623
   Long-term obligations.....  16,324   4,911   4,829      200   3,000
   Shareholders' equity......  53,946  29,983  13,776   22,627  17,882

   (1) Includes the operations of Pro-Bel since its acquisition by the Company on April 12, 1996. The acquisition was accounted for as a purchase. See Note 2 to the Consolidated Financial Statements.
   (2) Adjusted to reflect the Reverse Stock Split which was ratified by the Company's shareholders on January 24, 1997.

   ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   From time to time, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, new products, research and
   development activities and similar matters.   The Private Securities
   Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: product concentration in a mature market, dependence on the emerging digital market, rapid technological changes, highly competitive environment, new product introductions, seasonality, fluctuations in quarterly operations results, expansion into new markets and the Company's ability to implement successfully its acquisition and alliance strategy.

   Overview

   The Company develops, manufactures, markets and supports a broad range of equipment, software and systems that facilitate the production and enhance the presentation of live and pre-recorded video, audio and other data. The Company introduced the iNFiNiT!, its flagship product, in late 1990. Subsequently, the Company has introduced a broad range of graphics products such as the MAX!> and MAXINE!, CODI, LIBERTY, WiNFiNiT! and IMAGESTOR!. These products superimpose text, logos and other graphics onto a primary video image or create an independent image to be televised by itself. The Company expects that revenue from its current graphics and character generator systems will continue to constitute a substantial percentage of its net sales in the near future. The Company's Pro-Bel signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites.

   The Company's net sales have increased from $29.7 million in 1992 to $82.6 million in 1996, while gross profit has increased from $17.2 million in 1992 to $42.7 million in 1996. Net income was $1.0 million in 1992 and $8.7 million in 1996.

   The Company was incorporated under the laws of the State of New York on April 8, 1966. The Company filed for Chapter 11 protection in September
   1990 and emerged from Chapter 11 in December 1991.   In 1994, the Company
   restructured its West Coast operations, resulting in a charge of approximately $12.7 million. In 1995, a new investor group obtained control, a new executive management team was put in place, a new Board of Directors was elected and a new business strategy was adopted.

   The Company's current business strategy includes the following key elements: (i) maintain and enhance its leadership position in current markets; (ii) provide upgrades to existing equipment; (iii) cross sell products to its existing customers; (iv) address low-end and emerging markets; (v) expand it global presence; (vi) pursue strategic acquisitions and alliances; and (vii) utilize open platforms. The Company intends to continue to serve its worldwide customer base by introducing products which address the requirements to improve the production and presentation of video, audio and other data. The Company also intends to continue to upgrade its current high performance systems, invest in the development of new options and enhancements for its products and provide complete system solutions to its customers.

   Acquisition of Pro-Bel

   On April 12, 1996, the Company acquired Pro-Bel, located in Reading, United Kingdom. Pro-Bel develops, manufactures and markets signal management systems and control and automation systems. The aggregate consideration of $19.1 million consisted of $6.9 million in cash, $5.3 million in two-year promissory notes and 1,048,735 restricted shares of Common Stock valued at $6.9 million.

   The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the cost was allocated to the net tangible assets acquired based upon their estimated fair values. The excess of cost over the estimated fair value of the net tangible assets acquired amounted to $6.9 million, which is being amortized over 12 years using the straight-line method.

   Investment in RT-SET

   On February 29, 1996, the Company purchased a 19% interest in Real Time Synthesized Entertainment Technology, Ltd. ("RT-SET"), which develops, markets and sells real time virtual studio set software and proprietary communications hardware and is located in Israel. The Company purchased shares of RT-SET Convertible Preferred Stock in exchange for 800,000 restricted shares of Common Stock. In addition, the Company was granted certain call option rights which, if and when exercised, allows the Company to purchase up to a 51% interest in RT-SET in exchange for the issuance of additional shares of Common Stock. In accordance with the purchase agreement, the 800,000 shares of Common Stock were to be held in escrow and released in two tranches, subject to certain conditions. One-third of such shares was released from escrow in June 1996 and the remainder will be released upon a public offering of RT-SET's equity or upon RT-SET achieving two consecutive years of profitability. Prior to any public offering by RT-SET or achievement of the aforementioned profitability, the Company has the right to recover the remaining two-thirds of its shares held in escrow in exchange for its interest in RT-SET. The transaction has been recorded as the purchase of a right to acquire a 19% interest in RT-SET which was diluted to 17% as a result of a subsequent investment by a third party. RT-SET shall retain the voting rights with respect to the escrowed shares while such shares are held by the escrow agent. The acquisition was recorded at the estimated fair value of the restricted shares of Common Stock released from escrow.

   Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

   Net Sales. Net sales increased 53.1% to $82.6 million in 1996 from $53.9 million in 1995. Over 85% of the $28.7 million increase was attributable to the inclusion, since April 1996, of Pro-Bel's sales; Chyron's graphic products showed modest growth. The Company's net sales consist of product sales, upgrades and enhancements and rental income as well as customer service revenue.

   Gross Profit. Gross profit increased to $42.7 million in 1996 from $31.2 million in 1995. This increase was primarily attributable to the 53.1% increase in net sales. Gross margin as a percentage of net sales decreased to 51.6% in 1996 from 57.9% in 1995. This decrease was caused primarily by the inclusion since April 1996 of net sales of Pro-Bel products, which historically have had lower gross margins. The gross margin for the Chyron product lines decreased slightly, primarily as a result of the product mix for the year. Customer service costs are included in selling, general and administrative expenses and are not material.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 31.0% to $22.3 million in 1996 from $17.1 million in 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 27.0% in 1996 from 31.6% in 1995. The increase in dollars was primarily due to the inclusion of Pro-Bel's operations since April 1996 and the accounting for the acquisition under the purchase method resulting in amortization of excess purchase price over net tangible assets and increased depreciation, as well as increased costs as a direct result of increased sales volume. The decrease as a percentage of net sales was affected by the incurrence in 1995 of $443,000 of one-time legal and investment banking fees (incurred with respect to the undertaking of the Special Transaction Committee of the Board of Directors, which was appointed in connection with the potential change in control of the Company) and $430,000 of severance costs for former management.

   Research and Development Expenses. Research and development expenses increased 27.9% to $5.3 million in 1996 from $4.1 million in 1995. This increase was primarily due to the inclusion of Pro-Bel's research and development expenditures since April 1996. Research and development expenses related to Chyron's product lines decreased in 1996 in part due to an increase of approximately $800,000 in the amount of software capitalized and an increased percentage of research and development undertaken internally instead of by outside consultants.

   Interest and Other Expense, Net. Interest and other expense, net, increased 210.8% to $1,666,000 in 1996 from $536,000 in 1995. In conjunction with the Pro-Bel acquisition, the Company entered into various agreements with a bank, issued promissory notes (payable in pounds sterling) to the shareholders of Pro-Bel and assumed Pro-Bel's existing bank debt, all of which led to an increase of $866,000 in interest expense for the year. Net foreign currency transaction losses of $264,000 have been recognized in 1996 due to the change in the exchange rate from date of acquisition of Pro-Bel to December 31, 1996.

   Income Before Provision for Income Taxes. Income before provision for income taxes increased 68.6% to $13.4 million in 1996 from $7.9 million in 1995, primarily due to the improved operating income of Chyron coupled with the addition of the operating income generated by Pro-Bel.

   Income Taxes/Equivalent Provision. Income taxes/equivalent provision increased to $4.7 million in 1996 from $470,000 in 1995, primarily because in 1995 an income tax benefit of approximately $2.2 million was realized as a result of the 1994 West Coast restructuring. The increase was also due to increased income before income taxes in 1996.

   Year Ended December 31, 1995 Compared to the Year Ended December 31, 1994

   Net Sales. Net sales increased 26.2% to $54.0 million in 1995 from $42.8 million in 1994. This increase was primarily due to increased sales of the Company's character generator lines. The iNFiNiT! product line showed the largest dollar growth at $6.4 million, or approximately 41%, with the MAX!> line showing the largest percentage growth at approximately 65%, or $4.7 million. Increases in net sales also reflect growth in the Company's MAXINE! product line, sales of which grew $2.4 million, or approximately 39%, over the prior year. The growth in sales has been both domestically and abroad. These increases were partially offset by the lack of sales from products discontinued in connection with the West Coast restructuring.

   Gross Profit. Gross profit increased 30.9% to $31.2 million in 1995 from $23.9 million in 1994. This increase was primarily due to the 26.2% increase in net sales. Gross margin as a percentage of net sales increased to 57.9% in 1995 from 55.9% in 1994 mainly due to increased manufacturing efficiencies and management's cost reduction efforts.

   Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 19.3% to $17.1 million in 1995 from $14.3 million in 1994. This increase was primarily due to (i) legal and investment banking fees of $443,000, incurred with respect to the undertakings of the Special Transaction Committee of the Board of Directors, which had been appointed in connection with the potential change in control of the Company, (ii) the accrual of $430,000 of severance payments for former management and (iii) increases due to increases in costs related to the 26.2% increase in net sales. These increases were offset by cost cutting measures instituted by the Company as part of the West Coast restructuring in 1994 resulting in a decrease in selling, general and administrative expenses as a percentage of net sales to 31.7% in 1995 from 33.4% in 1994.

   Research and Development Expenses. Research and development expenses decreased 1.4% to $4.1 million in 1995 from $4.2 million in 1994. This decrease was primarily due to benefits recognized as part of the Company's West Coast restructuring in the third quarter of 1994, which eliminated costs related to the Company's unprofitable product lines. Exclusive of 1994 costs related to unprofitable product lines, research and development expenses increased by $359,000 in 1995. This increase was primarily due to additional expenditures for new product development to address emerging markets targeted by the Company as well as the development of new features for the Company's existing products. Research and development expenses include the amortization of software development costs, which increased by $82,000 in 1995 due to the release of new options in 1995 for the Company's character generator product lines.

   Management Fee. In December 1991, the Company entered into a management agreement (the "Management Agreement") with an affiliate of Sepa to provide business and technical services to the Company. This agreement was subsequently transferred to Sepa. In December 1995, the Company (under its new management) agreed to terminate the Management Agreement upon payment to Sepa of $2.0 million. Pursuant to the original Management Agreement, the Company would have paid $1.5 million in both 1996 and 1997.

   West Coast Restructuring (Recapture). As of September 30, 1994, the Company's West Coast operations, CMX and Aurora, reflected a continuing trend of poor operating performance. Due to these disappointing results, the lack of certain products in the high growth sector of the market and the strategic decision by management to redirect its product lines to a broader base market and to reengineer its research and development focus, the Company initiated a plan to restructure the West Coast operations.

   Consequently, the Company decided to eliminate unprofitable product lines such as CMX 6000, Cinema, Gemini, LSI and the 3500 and 3600 series product lines, reduce the West Coast workforce by 30% (or 12 employees), write-down to estimated net realizable value certain assets directly attributable to the initiative and focus, dispose of certain assets, accrue losses for the restructuring period of October 1, 1994 through March 31, 1995 and downsize the Company's Santa Clara, California facility.

   The result of these measures was a restructuring charge of $12.7 million for the West Coast operations and subsequently a recapture of $1.3 million of such charge in 1995. The specific components of the restructuring charge broken-out between asset write downs and cash outlays were as follows (in thousands):

   Asset write downs:
     Write down of assets to estimated net
       realizable value......................  $ 6,952
     Write-off of software development costs.    1,991
     Total non cash charges..................    8,943
   Cash outlays:
     Accrued operating losses through date of
       disposition...........................    2,500
     Loss on lease commitment................      700
     Accrued severance for reduction in
       workforce.............................      300
     Other...................................      273
       Total.................................  $12,716

   The cash outlays required by the restructuring were funded by the Company's profitable product lines. Cash outlays estimated for the six month restructuring period were $3.8 million, of which $1.0 million was made by December 31, 1994. The loss on the lease was to be funded over the remaining lease term of 31 months subsequent to the restructuring period. In 1995, a sublease was obtained. The Company's graphics division had been funding the operating losses of CMX and Aurora out of its working capital since CMX and Aurora began their trend of unprofitability.

   Operating results as a result of the West Coast restructuring were projected to benefit by a savings of over $2.0 million for 1995, principally due to a reduction in annual salaries and employee benefits of $750,000, a decrease in depreciation and amortization expense of $200,000 per year, a reduction of overhead costs of approximately $200,000 per year and a reduction in losses on unprofitable product lines of approximately $850,000 per year. The Company believes such savings have been substantially realized.

   Interest and Other Expense, Net. Interest and other expense, net, increased 2.1% to $536,000 in 1995 from $525,000 in 1994. This increase was primarily due to an increase in the average prime rate of interest in 1995 and additional interest expense related to the Company's capital lease obligations entered into in December 1994. This increase was offset by earnings on the Company's cash equivalents.

   Income Before Provision for Income Taxes. Income before provision for income taxes was $7.9 million for 1995, an improvement of $16.9 million over the $9.0 million loss in the prior year. Net income for 1995 included a $2.0 million charge related to the termination of the Company's Management Agreement with Sepa, which is further described in
   Note 16 to the Consolidated Financial Statements, and a recapture of $1.3 million of the prior year's $12.7 million restructuring charge. For details of 1995 activity related to the West Coast restructuring, see
   Note 17 to the Consolidated Financial Statements. Exclusive of the management fee charge in 1995 and amounts related to the West Coast restructuring change in 1994 and 1995, income before provision for income taxes increased $5.0 million due primarily to increases in net sales and gross margins for 1995 coupled with increased efficiencies and cost saving measures as well as the benefit of the West Coast restructuring commencing in the third quarter of 1994.

   Income Taxes/Equivalent Provision. A total income tax/equivalent provision of $470,000, or 5.9%, was recorded in 1995 and included a tax benefit of approximately $1.0 million which was recognized as a result of the reduction in the valuation allowance provided on deferred tax assets. The valuation allowance was reduced because management believed that the Company would generate sufficient future taxable income from ordinary and recurring operations to realize the deferred tax assets.
   At December 31, 1995, the Company had recorded a valuation allowance of approximately $5.4 million. At December 31, 1996, the valuation allowance was released in its entirety.

   Liquidity and Capital Resources

   At December 31, 1996, the Company had cash on hand of $4.5 million, working capital of $41.9 million and an unused borrowing commitment available of $3.9 million.

   To finance the acquisition of Pro-Bel, the Company incurred additional debt of $7.2 million and used cash on hand of $6.9 million. In connection with the acquisition of Pro-Bel, the Company issued promissory notes to the shareholders of Pro-Bel for 3.5 million pounds sterling ($5.9 million, converted at the December 31, 1996 exchange rate) in conjunction with the acquisition (see Note 2 to Consolidated Financial Statements). The promissory notes are secured by an irrevocable letter of credit from a bank. The amount of this irrevocable letter of credit is included as an outstanding borrowing in the formula used to calculate borrowing availability for the Company's facility with Fleet Bank described below. Interest through April 15, 1997 is equal to LIBOR as of April 15, 1996 (6.46%) and is payable quarterly. Interest through April 15, 1998 is equal to LIBOR as of April 15, 1997. The notes are due on or before April 15, 1998 and are subordinated to any obligations to a bank or financial institution currently existing or subsequently entered into. The notes can be prepaid without penalty subsequent to November 1, 1996. See Note 10 to Consolidated Financial Statements.

   Since the Pro-Bel acquisition, the Company's consolidated financial statements include the Pro-Bel accounts, as adjusted for purchase accounting. At the date of acquisition, inventory increased by $7.8 million, accounts receivable increased by $6.9 million and accounts payable increased by $9.5 million which, in sum with other current assets acquired and current liabilities assumed, increased working capital by $6.8 million. Additionally, at the date of acquisition, property and equipment increased by $8.8 million, excess of cost over net tangible assets acquired of $6.9 million was recorded and $3.6 million of Pro-Bel debt was assumed.

   On March 28, 1996 and April 16, 1996, the Company entered into agreements with Fleet Bank (formerly NatWest Bank) to obtain a revolving credit facility of $10.0 million and a term loan of $8.0 million, respectively. The entire facility is secured by certain of the Company's assets. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Additionally, an over-advance is available above the borrowing formula in an amount not to exceed $3.0 million. Interest on the revolving credit facility is equal to adjusted LIBOR plus 175 basis points or prime (8.25% at December 31, 1996) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime and is payable monthly. See Note 10 to Consolidated Financial Statements.

   Pro-Bel has a commercial mortgage term loan with Barclay's Bank Plc.
   ("Barclays").   The loan is secured by a building and property located
   in the United Kingdom.  Interest is equal to LIBOR (6% at December 31,
   1996) plus 2%. The loan (including interest) is payable in quarterly installments of 80,600 pounds sterling ($136,000, converted at the December 31, 1996 exchange rate). See Note 10 to Consolidated Financial Statements.

   On February 1, 1996, Pro-Bel entered into an agreement with Barclays to obtain a trade finance facility of 750,000 pounds sterling ($1,267,000, converted at the December 31, 1996 exchange rate). The facility is secured by Pro-Bel's accounts receivable. Interest is equal to the bank's base rate plus 2% (8% at December 31, 1996) on advances against accounts receivable in pounds sterling and equal to the Barclays currency call loan rate plus 2% (8% at December 1, 1996) on advances against foreign accounts receivable. Interest is payable quarterly, in arrears. See Note 10 to Consolidated Financial Statements.

   On February 1, 1996, Pro-Bel entered into an agreement with Barclays to obtain an overdraft facility of 750,000 pounds sterling. Interest is equal to the bank's base rate plus 2.5% (8.5% at December 31, 1996) and is payable quarterly commencing in March 1996. The facility has a sublimit for overdraft on Pro-Bel's wholly owned subsidiary, Trilogy Broadcast Limited, of 160,000 pounds sterling ($270,000, converted at the December 31, 1996 exchange rate). This facility is payable upon written demand by the bank and any undrawn portion may be cancelled by the bank at any time. See Note 10 to Consolidated Financial Statements.

   In January 1997, Pro-Bel entered into an agreement with Barclays whereby Barclays agreed to provide an overdraft facility of up to 3.0 million pounds sterling through December 31, 1997 to Pro-Bel and its subsidiaries. The overdraft facility provides for interest at 1.5% per annum over the bank's base rate. Interest is payable quarterly, in arrears. This facility replaces the trade finance facility of up to 750,000 pounds sterling and the overdraft facility of up to 750,000 pounds sterling in place at December 31, 1996. All monies under the facility are repayable upon written demand and are secured by accounts receivable. See Note 10 to Consolidated Financial Statements.

   At December 31, 1996, the Company had operating lease commitments for equipment and factory and office space totaling $12.7 million, of which $1.0 million is payable within one year. See Note 10 to Consolidated Financial Statements.

   Impact of Inflation and Changing Prices

   Although the Company cannot accurately determine the precise effect of the inflation, the Company has experienced increased costs of materials, supplies, salaries and benefits and increased general and administrative expenses. The Company attempts to pass on increased costs and expenses by developing more useful and cost effective products for its customers that can be sold at more favorable profit margins.


                    REPORT OF INDEPENDENT AUDITORS


   February 3, 1997


   To the Board of Directors and
   Shareholders of Chyron Corporation

   In our opinion, the consolidated financial statements as of December 31, 1996 and 1995 and for each of the two years in the period ended December 31, 1996 listed in the index appearing under Item 14(a)(1) and (2) on page 56 present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 1996 and 1995 and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1996, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits.
   We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

   As discussed in Note 1, on January 24, 1997, the Company's shareholders ratified a one-for-three reverse stock split. The consolidated financial statements for the year ended December 31, 1994 have been restated to reflect retroactive application of this reverse stock split. We have audited the adjustments described in Note 1 that were applied to restate the 1994 consolidated financial statements. In our opinion, such adjustments are appropriate and have been properly applied to the 1994 consolidated financial statements.

   PRICE WATERHOUSE LLP


                    REPORT OF INDEPENDENT AUDITORS



   Shareholders and Board of Directors
   Chyron Corporation and Subsidiary


   We have audited the accompanying consolidated statements of operations, shareholders' equity, and cash flows for the year ended December 31, 1994 of Chyron Corporation and subsidiary. Our audit also included the consolidated financial statement schedule listed in the Index at Item 14(a) for the year ended December 31, 1994. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit prior to the restatement discussed in Note
   1.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Chyron Corporation and subsidiary for the year ended December 31, 1994, in conformity with generally accepted accounting principles. Also, in our opinion, the related consolidated financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.



                                          Ernst & Young, LLP

   Melville, New York
   February 17, 1995

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

   CHYRON CORPORATION
   CONSOLIDATED BALANCE SHEET
   (In thousands, except per share amounts)


                                              December 31,
             Assets                           1996     1995
   Current assets:
    Cash and cash equivalents............. $ 4,555  $ 5,012
    Accounts and notes receivable.........  25,237   13,967
    Inventories...........................  23,502   11,645
    Prepaid expenses......................     865      578
    Deferred tax asset....................   6,015    6,457
    Other.................................   2,826
      Total current assets................  63,000   37,659
   Property and equipment.................  12,701    3,300
   Excess of cost over net tangible
    asset acquired........................   6,439
   Investment in RT-SET...................   2,161
   Software development costs.............   2,176    1,716
   Deferred tax asset.....................   4,709    1,403
   Other..................................     217      254
   TOTAL ASSETS........................... $91,403  $44,332

             Liabilities and Shareholders Equity
   Current Liabilities:
    Accounts payable and accrued expenses. $15,828  $ 8,120
    Management fee payable................            1,000
    Reserve for West Coast restructuring..              158
    Current portion of long-term debt.....   5,080
    Capital lease obligations.............     225      160
      Total current liabilities...........  21,133    9,438
   Long-term debt.........................  15,163    4,741
   Capital lease obligations..............     118      170
   Other..................................   1,043
     Total liabilities....................  37,457   14,349

   Commitments and contingencies (See Note 15)
   Shareholders' equity:
    Preferred stock, par value without
    designation;
    Authorized - 1,000,000 shares;
    Issued - none
    Common stock, par value $.01;
    Authorized - 150,000,000 shares;
    Issued and outstanding, 32,384,635 and
    30,023,798 shares at 1996 and 1995,
    respectively..........................     324      300
   Additional paid-in capital.............  43,124   28,340
   Retained earnings......................   9,997    1,343
   Cumulative translation adjustment......     501
     Total shareholders equity............  53,946   29,983
   TOTAL LIABILITIES AND SHAREHOLDERS'
   EQUITY................................. $91,403  $44,332


   See Notes to Consolidated Financial Statements

CHYRON CORPORATION
   CONSOLIDATED STATEMENTS OF OPERATIONS
   (In thousands, except per share amounts)

                                              Year Ended December 31,
                                             1996      1995      1994

   Net sales............................  $82,608   $53,971   $42,762
   Cost of products sold................   39,941    22,746    18,912
   Gross profit.........................   42,667    31,225    23,850

   Operating expenses:
    Selling, general and administrative.   22,349    17,066    14,301
    Research and development............    5,253     4,105     4,163
    Management fee......................              2,911     1,139
    West Coast restructuring charge
    (recapture).........................             (1,339)   12,716
   Total operating expenses.............   27,602    22,743    32,319

   Operating income (loss)..............   15,065     8,482    (8,469)
   Interest and other expense, net......    1,666       536       525
   Income (loss) before provision for
    income taxes........................   13,399     7,946    (8,994)
   Income taxes/equivalent provision....    4,745       470
   Net income (loss)....................  $ 8,654   $ 7,476   $(8,994)

   Net income (loss) per common share...  $   .27   $   .25   $  (.31)
   Weighted average number of common
    and common equivalent shares
    outstanding.........................   32,327    30,382    28,962


   See Notes to the Consolidated Financial Statements


   CHYRON CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   (In thousands)

                                            Year Ended December 31,
                                            1996     1995      1994
   CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)..................... $8,654   $7,476   $(8,994)
   Adjustments to reconcile net income
   (loss) to net cash provided by
   operating activities:
   West Coast restructuring (recapture)..          (1,339)   11,766
   Depreciation and amortization.........  3,120    2,067     2,037
   Utilization of deferred tax asset.....  2,335      354
   Loss on abandonment of leasehold
   improvements..........................                       350
   Changes in operating assets and
   liabilities:
   Accounts and trade notes receivable... (3,505)    (742)      567
   Inventories........................... (3,303)  (6,181)    2,879
   Prepaid expenses......................   (117)   1,320    (1,184)
   Other assets..........................   (464)
   Accounts payable and accrued expenses. (2,865)   1,112    (1,913)
   Management fee payable................ (1,000)   1,000
   Reserve for West Coast restructuring..          (1,327)
   Net cash provided by operating
   activities............................  2,855    3,740     5,508

   CASH FLOWS FROM INVESTING ACTIVITIES:
   Acquisition of Pro-Bel and Investment
   in RT-SET............................. (7,191)
   Acquisition of property and equipment. (1,802)    (710)     (660)
   Capitalized software development...... (1,268)    (207)   (1,383)
   Other.................................     52       28       102
   Net cash (used in) investing
   activities............................(10,209)    (889)   (1,941)

   CASH FLOWS FROM FINANCING ACTIVITIES:
   Payments of capital lease obligations.   (262)    (106)
   Payments of revolving credit
   agreement............................. (5,644)  (4,500)   (1,985)
   Net proceeds from new credit facility. 11,976    4,741
   Proceeds from exercise of common
   stock purchase warrants, net..........    239      471        43
   Proceeds from exercise of stock
   options...............................    552
   Payments of Chapter 11 claims and
   other reorganization items............                      (283)
   Net cash (used in) provided by
   financing activities..................  6,861      606    (2,225)
   Effect of foreign currency rate
   fluctuations on cash and cash
   equivalents...........................     36
   Change in cash and cash equivalents...   (457)   3,457     1,342
   Cash and cash equivalents at beginning
   of year...............................  5,012    1,555       213
   Cash and cash equivalents at end of
   year.................................. $4,555   $5,012   $ 1,555

   SUPPLEMENTAL CASH FLOW INFORMATION:
   Interest paid......................... $1,636   $  555   $   548
   Income taxes paid..................... $2,920   $  116   $    71

   See Notes to Consolidated Financial Statements


   CHYRON CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
   (In thousands)


   Non-cash investing and financing activities:

   On February 29, 1996, the Company effectively acquired an option to acquire a 19% interest in RT-SET Ltd. in exchange for 800,000 shares of Chyron common stock. See Note 3 to the Consolidated Financial
   Statements.

   On April 12, 1996, the Company acquired the issued and outstanding shares of Pro-Bel. The consideration in addition to cash included 1,048,735 shares of Chyron common stock valued at $6,868,000 and notes payable of $5,349,000 (3.5 million pounds sterling valued at the exchange rate at the date of acquisition). See Note 2 to the Consolidated Financial Statements.


   CHYRON CORPORATION
   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
   (In thousands)

                                                                   Cumu-
                                                        Retained  lative
                                                 Addi-  Earnings  Trans-
                                                tional  Accumu-   lation
                                                Paid-in   lated  Adjust-
                                  Shares Amount Capital Deficit)    ment

   Balance at December 31, 1993.  28,871   $289  $19,477  $2,861
   Net loss.....................                          (8,994)
   Exercise of warrants.........      93      1       42
   Conversion of subordinated
   notes.........................     167     1       99

   Balance at December 31, 1994..  29,131   291   19,618  (6,133)
   Net income....................                          7,476
   Exercise of warrants..........     726     7      464
   Conversion of subordinated
   notes.........................     167     2       98
   Benefit of utilization of net
   operating loss carryforward
   under Fresh Start Reporting...                  1,360
   Income tax equivalent benefit
   from reduction of deferred
   tax asset valuation allowance.                  6,800

   Balance at December 31, 1995..  30,024   300   28,340   1,343
   Net income....................                          8,654
   Exercise of warrants..........     398     4      235
   Exercise of stock options.....     114     1      551
   Issuance of stock in
   connection with acquisition of
   Pro-Bel, Ltd..................   1,049    11    6,857
   Issuance of stock in
   connection with investment in
   RT-SET........................     800     8    1,942
   Cumulative translation
   adjustment....................                                 $501
   Income tax equivalent benefit
   from reduction of deferred tax
   asset valuation allowance.....                  5,199

   Balance at December 31, 1996..  32,385  $324  $43,124  $9,997  $501

   See Notes to Consolidated Financial Statements


   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
      POLICIES

   Chyron Corporation and its wholly-owned subsidiaries("Chyron" or the "Company") develops, manufactures, markets and supports a broad range of equipment, software and systems that facilitate the production and enhance the presentation of live and pre-recorded video, audio and other data. Chyron's wholly-owned subsidiary, Pro-Bel Limited ("Pro-Bel"), develops, manufactures and markets signal management systems and control and automation systems.

   Basis of Presentation

   The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On April 12, 1996, the Company acquired Pro-Bel and its subsidiaries (see Note 2). The Company's other subsidiaries are inactive.

   Restatement and Reclassification

   On January 24, 1997, the Company's shareholders ratified a one-for-three reverse stock split. Net income (loss) per share, weighted average number of common and common equivalent shares outstanding, common stock issued and outstanding, additional paid-in-capital and all other common stock transactions presented in these consolidated financial statements have been restated to reflect the one-for-three reverse stock split.
   In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

   Accounting Estimates

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented.

   Cash and Cash Equivalents

   Cash includes cash on deposit and amounts invested in a highly liquid money market fund. Cash equivalents consist of short term investments convertible into cash within three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

   Inventories

   Inventories are stated at the lower of cost (first-in, first-out basis) or market. The need for inventory obsolescence provisions is evaluated quarterly by the Company and, when appropriate, provisions for technological obsolescence, non-profitability of related product lines and excess quantities on hand are made.
   Property, Equipment and Depreciation

   Property and equipment are stated at cost. Depreciation and amortization are provided on the straight line method over the following estimated useful lives:

   Buildings.................   35 years
   Machinery and Equipment...   3-10 years
   Furniture and Fixtures....   5-10 years
   Leasehold Improvements....   Shorter of the life of improvement
                                or remaining life of the lease

   Revenue Recognition

   Net sales, which include revenue derived from product sales and upgrades as well as service revenue, are recorded upon shipment of product or performance of service. Customer service costs are included in selling, general and administrative expenses and are not material.

   Income Taxes

   In connection with the Company's emergence in 1991 from its reorganization proceeding under Chapter 11 of the United States Bankruptcy Code, the Company adopted "Fresh Start Reporting" in accordance with AICPA Statement of Position No. 90-7, "Financial Reporting by Entities in Reorganization under the Bankruptcy Code." Fresh Start Reporting requires that the Company report an income tax equivalent provision when there is book taxable income and a pre-reorganization net operating loss carryforward. This requirement applies despite the fact that the Company's pre-reorganization net operating loss carryforward would eliminate (or reduce) the related income tax payable. The current and future year benefit related to the carryforward is not reflected in net income, but instead is recorded as a direct increase to additional paid-in capital. The income tax equivalent provision does not affect the Company's tax liability.

   The Company's net deferred tax assets represent the tax benefit to be derived from the pre- and post- reorganization net deductible temporary differences.

   Translation of Foreign Currencies

   The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for asset and liability accounts using period-end exchange rates and for revenue and expense accounts using a weighted average exchange rate during the period. The gains or losses resulting from such translation are recorded in the cumulative translation adjustment account which is included in shareholders' equity. Transaction gains or losses are included in interest and other expenses.

   Net Income (Loss) Per Share

   Net income (loss) per share is based on the weighted average number of common shares outstanding during the period plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. Fully diluted net income (loss) per share is not presented since such presentation would not be materially different from primary net income (loss) per share.

   Common Stock Equivalents

   In December 1991, the Company issued to Pesa, Inc. ("Pesa"), a Delaware corporation, and its then majority shareholder, $5 million of Convertible Subordinated Notes ("Notes"). The Notes were convertible into shares of common stock at a conversion price of $.60 per share.
   As of December 31, 1995, all of the Notes have been so converted. See
   Note 11.

   In January 1992, shareholders of the Company, other than Pesa, received one warrant for every two shares of common stock held when the Company
   issued 1,931,851 Common Stock Purchase Warrants.   Each warrant entitled
   its holder to purchase one share of common stock at $.60 per share. As of December 31, 1996, a total of 1,736,182 Common Stock Purchase Warrants had been exercised. The remaining warrants expired on January 31, 1996.

   During 1995 and 1996, respectively, the Company's Board of Directors granted to certain employees 1,041,666 and 425,000 Incentive Stock Options for the purchase of Chyron common stock and to non-employee members of the Board of Directors 30,000 and 29,999 Non-Incentive Stock Options for the purchase of Chyron common stock. The exercise price of each stock option granted is the quoted closing market price at the date of such grant. The options vest over three years and expire five years from the date of grant. See Note 12.

   Stock-Based Compensation Plans

   The Company elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) in accounting for its employee stock options, rather than adopt the alternate method of accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under APB 25, the Company does not recognize compensation expense on stock options granted to employees because the exercise price of each option is equal to the market price of the underlying stock on the respective date of grant. See Note 12.

   2. ACQUISITION OF PRO-BEL LIMITED

   On April 12, 1996, the Company acquired all of the issued and outstanding capital stock of Pro-Bel Limited, located in Reading, United Kingdom in exchange for $6.9 million in cash, 3.5 million British pounds sterling ($5.3 million) in notes and 1,048,735 shares of restricted Chyron common stock valued at $6.9 million.

   The acquisition of Pro-Bel was accounted for as a purchase.
   Accordingly, the cost of the acquisition was allocated to the net assets acquired based upon their estimated fair values. The excess of cost over the estimated fair value of net tangible assets acquired amounted to $6,928,000, which is being amortized over 12 years using the straight line method. Amortization in 1996 amounted to $489,000. The Company evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned excess of cost over the value of net tangible assets acquired or its carrying amount. In making such determinations, the Company evaluates undiscounted cash flows of the underlying business which gave rise to such amount.

   The following unaudited pro forma statements of operations include the operating results of the Company and Pro-Bel for the years ended December 31, 1996 and 1995, assuming the acquisition of Pro-Bel had been made as of January 1, 1996 and 1995, respectively (in thousands except per share amounts).

   Pro Forma Statement of Operations
   for the Year Ended December 31, 1996
   (Unaudited)

                                             Pro Forma
                                             Adjustment
                                (a)           Increase/
                             Pro-Bel  Chyron (Decrease) Consolidated

   Net sales................ $10,366  $82,608             $92,974
   Cost of products sold....   5,596   39,941    $784 (b)  46,321
   Gross profit.............   4,770   42,667    (784)     46,653

   Operating expenses:
   Selling, general and
     administrative.........   2,580   22,349     285 (c)  25,214
   Research and development.     591    5,253     (50)(d)   5,794
   Total operating expenses.   3,171   27,602     235      31,008

   Operating income.........   1,599   15,065  (1,019)     15,645
   Interest and other
     expense, net...........      80    1,666     280 (e)   2,026
   Income before provision
     for income tax.........   1,519   13,399  (1,299)     13,619
   Income/taxes equivalent
     provision..............     340    4,745     (99)(f)   4,986
   Net income...............  $1,179   $8,654 ($1,200)     $8,633


   Net income per common
     share..................           $  .27              $  .27
   Weighted average number
     of common and common
     equivalent shares
     outstanding............           32,327              32,623

Pro Forma Statement of Operations
   for the Year Ended December 31, 1995
   (Unaudited)

                                             Pro Forma
                                             Adjustment
                                (g)           Increase/
                             Pro-Bel  Chyron (Decrease) Consolidated

   Net sales................ $28,763  $53,971              $82,734
   Cost of products sold....  15,902   22,746     $698 (b)  39,346
   Gross profit.............  12,861   31,225     (698)     43,388

   Operating expenses:
   Selling, general and
     administrative.........   9,064   17,066      741 (c)  26,871
   Research and development.   1,548    4,105     (167)(d)   5,486
   Management fee...........            2,911                2,911
   West Coast restructuring
     (recapture)............           (1,339)              (1,339)
   Total operating expenses.  10,612   22,743      574      33,929

   Operating income.........   2,249    8,482   (1,272)      9,459
   Interest and other
     expense, net...........     461      536    1,052 (e)   2,049
   Income before provision
     for income tax.........   1,788    7,946   (2,324)      7,410
   Income taxes/equivalent
     provision..............     782      470     (373)(f)     879
   Net income...............  $1,006   $7,476  ($1,951)     $6,531

   Net income per common
     share..................           $  .25               $  .21
   Weighted average number
     of common and common
     equivalent shares
     outstanding............           30,382               31,431

   Notes to Unaudited Pro Forma Consolidated Statement of Operations:
   (a) Results of operations from January 1, 1996 through the date of acquisition at the average exchange rate for the period.
   (b) Reflects the increase in depreciation expense for the step up in basis of property, plant and equipment acquired and the increase in cost of products sold for the step up in basis of inventory acquired.
   (c) Reflects the increase in depreciation expense for the step up in basis of property, plant and equipment acquired and the amortization of excess of cost over net tangible assets acquired.
   (d) Reflects the decrease in research and development expense due to the capitalization of certain of Pro-Bel's software development costs, net of the amortization of such costs for the year.
   (e) Reflect additional interest expense on indebtedness incurred in connection with the acquisition of Pro-Bel.
   (f) Reflects the estimated income tax effect on the acquisition financing.
   (g) Results of operations for the twelve months ended October 31, 1995, as this was Pro-Bel's operating period prior to the acquisition by Chyron, at the average exchange rate for the period.

   These pro forma results have been prepared for comparative purposes only and include adjustments as a result of applying purchase accounting and conversion to generally accepted accounting principles in the United States. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place on the aforementioned dates or of future results of operations of the consolidated entities.

   3. INVESTMENT IN RT-SET

   On February 29, 1996, the Company effectively purchased an option to acquire a 19% interest in Real Time Synthesized Entertainment Technology, Ltd. ("RT-SET"), located in Tel Aviv, Israel. RT-SET develops, markets and sells real time virtual studio set software and proprietary communications hardware that operate on Silicon Graphics systems. In form, Chyron purchased shares of RT-SET Convertible Preferred Stock, which are convertible into RT-SET common stock, in exchange for 800,000 shares of Chyron restricted common stock. In accordance with the purchase agreement, the 800,000 of Chyron common stock were to be held in escrow and released in tranches of one-third and two-thirds, subject to certain conditions. During 1996, the first of these conditions was met, which resulted in the release of 266,666 shares of Chyron restricted common stock to RT-SET. Upon the satisfaction of the remaining conditions, the remaining 533,334 escrowed shares will be released. If the conditions are not met or at Chyron's option, the remaining shares of Chyron restricted common stock held in escrow will be returned to the Company in exchange for the RT-SET Convertible Preferred Stock held by the Company. Accordingly, the transaction has been recorded as the purchase of a right to acquire a 19% interest in RT-SET. RT-SET retains the voting rights with respect to the escrowed Chyron shares while such shares are held by the escrow agent. The acquisition was recorded at the estimated fair value of the
   Chyron restricted common stock released from escrow.   In addition,
   Chyron was granted certain call option rights which, if and when exercised, will result in the Company owning up to a 51% interest in RT-SET.

   4. CONTROL OF REGISTRANT

   On May 26, 1995, Pesa, Inc. ("Pesa") the former parent of the Company, sold 3,333,333 shares of common stock of Chyron to CC Acquisition Company A, a Delaware limited liability company ("CCACA"). On July 25, 1995, Pesa sold 16,471,571 shares to the entities listed below. Additionally, on July 25, 1995, Sepa Technologies, Ltd., a Georgia limited liability company ("Sepa"), and an affiliate of Pesa, sold 1,666,667 shares to the entities listed below.

   The sales were made pursuant to two agreements entered into on May 26, 1995: (1) CCACA and CC Acquisition Company B, a Delaware limited liability company ("CCACB"), and an affiliate of CCACA, entered into a stock purchase agreement with Pesa (the "Pesa Agreement") pursuant to which (i) CCACA acquired 3,333,333 shares and (ii) CCACA and CCACB agreed to acquire an additional 16,471,571 shares and (2) CCACA entered into a stock purchase agreement with Sepa (the "Sepa Agreement") pursuant to which CCACA agreed to acquire 1,666,667 shares and the voting rights and right of first refusal with respect to an additional 3,000,000 shares. CCACA and CCACB are collectively referred to herein as CCAC.

   On July 25, 1995, CCACA entered into an agreement (the "Leubert Agreement") with Alfred O.P. Leubert Ltd., a New York corporation ("Leubert"), pursuant to which CCACA was granted a right of first refusal to acquire 100,000 shares, which shares were acquired by Leubert from Sepa and which reduced from 3,000,000 to 2,900,000 the number of shares covered by the Company's right of first refusal as set forth in the Sepa Agreement.

   On July 25, 1995, CCACA and CCACB entered into an assignment and assumption agreement (the "Assignment Agreement") by and among CCACA, CCACB, WPG Corporate Development Associates IV, L.P., a Delaware limited partnership ("CDA"), WPG Corporate Development Associates IV (Overseas), L.P., a Cayman Islands exempt limited partnership ("CDAO"), WPG Enterprise Fund II, L.P., a Delaware limited partnership ("WPGII"), Weiss, Peck & Greer Venture Associates III, L.P., a Delaware limited partnership ("WPGIII"), Westpool Investment Trust plc., a public limited company organized under the laws of England ("WIT"), Lion Investments Limited, a limited company organized under the laws of England ("Lion"), and Charles M. Diker (such individual together with CDA, CDAO, WPGII, WPGIII, WIT and Lion, the "WPG/Westpool Investor Group") and certain other persons (such persons together with the WPG/Westpool Investor Group, the "Assignees") pursuant to which (i) CCACA assigned to the Assignees its rights under the Pesa Agreement to acquire 6,666,666 shares, (ii) CCACA assigned its rights under the Sepa Agreement to acquire 1,666,667 shares, (iii) CCACA assigned its right of first refusal to acquire 1,800,000 of the 3,000,000 shares as set forth in the Sepa Agreement and the Leubert Agreement described above and (iv) CCACB assigned its rights under the Pesa Agreement to acquire 5,882,946 shares.

   The closing, as contemplated by the Pesa Agreement and the Sepa Agreement, occurred on July 25, 1995. Consequently, at closing CCAC beneficially owned in the aggregate 7,255,297 shares and the WPG/Westpool Investor Group beneficially owned in the aggregate 13,968,629 shares. Beneficial ownership does not include 3,000,000 shares for which the voting rights have been assigned to CCAC and the WPG/Westpool Investor Group.

   As a consequence of the above transactions, the principal shareholders as of July 25, 1995 were as follows:

   Name of Owner     Number of Shares   Date of Acquisition

   CCACA             3,333,333          May 26, 1995
   CCACB             3,921,964          July 25, 1995
   CDA               5,923,538          July 25, 1995
   CDAO              1,428,373          July 25, 1995
   WPGII             1,471,852          July 25, 1995
   WPGIII            1,223,848          July 25, 1995
   WIT               2,328,103          July 25, 1995
   Lion              1,102,788          July 25, 1995
   C.M. Diker          490,127          July 25, 1995
   Others              247,645          July 25, 1995

   Pesa was a 100% owned subsidiary of a Spanish Company, Pesa Electronica, S.A. ("Electronica"), which in turn was 99% owned by a Spanish Company, Amper, S.A. ("Amper"). On June 24, 1994, Amper sold all of its shares of stock of Electronica to Sepa. On August 2, 1994, Sepa acquired 4,666,666 shares of Chyron common stock from certain foreign shareholders. Consequently, Sepa directly and indirectly through Pesa became the beneficial owner of 24,471,570 shares of Chyron common stock. On October 5, 1994, Electronica filed for receivership in Spain ("Suspension de Pagos"). The proceedings are comparable to a Chapter
   11 reorganization under the U.S. Bankruptcy laws.

   5. ACCOUNTS AND NOTES RECEIVABLE

   Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $2,850,000 and $3,134,000 at December 31, 1996 and 1995, respectively. The provision for doubtful accounts amounted to $nil, $466,000 and $729,000 for 1996, 1995, and 1994, respectively. The carrying amounts of accounts and notes receivable approximate their fair values.

   The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations.

   Accounts and notes receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 1996 and 1995, receivables included approximately $12.5 million and $2.7 million, respectively, due from foreign customers.

   6. INVENTORIES

   Inventories consist of the following (in thousands):

                                December 31,
                              1996      1995

   Finished goods........  $12,879   $ 3,345
   Work-in-process.......    5,271     5,250
   Raw materials.........    5,352     3,050
                           $23,502   $11,645

   7. PROPERTY AND EQUIPMENT

   Property and equipment consist of the following (in thousands):

                                December 31,
                                           1996    1995

   Land..................... $   878  $   53
   Building.................   1,794
   Machinery and equipment..  11,593   4,441
   Furniture and fixtures...   2,386   1,501
   Leasehold improvements...     715     299
                              17,366   6,294
   Less: Accumulated
    depreciation and
    amortization............   4,665   2,994
                             $12,701  $3,300

   Machinery and equipment at December 31, 1996 and 1995 includes $818,000 and $473,000, respectively, of assets held under capital lease obligations. Accumulated depreciation and amortization at December 31, 1996 and 1995 includes $381,000 and $278,000, respectively, attributable to assets held under capital lease obligations. See Note 15.

   Depreciation expense, which includes amortization of capital lease assets, was $1,671,000, $1,054,000 and $1,106,000 in 1996, 1995 and
   1994, respectively.

   8. SOFTWARE DEVELOPMENT COSTS

   Certain software development costs are capitalized and amortized over their estimated economic life, ranging from 3 to 5 years, commencing when each product is available for general release. The following amounts were capitalized, amortized and written off (in thousands):

                                  1996     1995      1994

   Amounts capitalized........  $1,420     $207    $1,383
   Less: Amortization
   (included in Research and
   Development expense).......    (960)  (1,013)     (931)
   West Coast restructuring
   write-down to net
   realizable value...........                     (1,991)
   Net (decrease) increase in
   software development costs.    $460    ($806)  ($1,539)

   9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

   Accounts payable and accrued expenses consist of the following (in thousands):

                               December 31,
                              1996     1995

   Accounts payable....... $ 7,500   $2,818
   Compensation (including
   pension liability).....   3,644    3,136
   Other accrued items....   3,459    2,003
   Income taxes payable...   1,225      163
                           $15,828   $8,120

   The carrying amounts of accounts payable and accrued expenses approximate their fair values.


   10. LONG-TERM DEBT

   Long term debt consists of the following (in thousands):

                                                December 31,
                                               1996      1995

   Term loan, maturing April 16, 2000(a)     $6,500
   Revolving credit facility, maturing
     March 28, 1999(a)                        2,730
   Revolving credit facility, maturing
     April 27, 1997(b)                                 $4,741
   Commercial mortgage term loan,
     maturing March 28, 2010(c)               2,097
   Promissory notes, payable
     on or before April 15, 1998(d)           5,917
   Trade finance facility, maturing
     December 31, 1996
     replaced with debt maturing
     December 31, 1997(e)                     1,209
   Overdraft facility, maturing
     December 31, 1996
     replaced with debt maturing
     December 31, 1997(f)                     1,790
                                             20,243     4,741
   Less amounts due in one year               5,080
                                            $15,163    $4,741

   (a) On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The entire facility is secured by Chyron's accounts receivable and inventory and the common stock of Pro-Bel. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Additionally, an over-advance is available above the borrowing formula in an amount not to exceed $3 million. Interest on the revolving credit facility is equal to adjusted LIBOR plus 175 basis points or prime (8.25% at December 31, 1996) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime and is payable monthly. The Company must pay a commitment fee equal to 1/4 of 1% per annum on the average daily unused portion of the credit facility. The commitment fee is payable on the last day of each quarter commencing June 30, 1996. This agreement contains, among other provisions, requirements for maintaining defined levels of net worth, leverage, capital expenditures, lease payments and various financial ratios. The Company is prohibited by the agreement from paying cash dividends in excess of 25% of its net income for the then current fiscal year.

   (b) At December 31, 1995, the Company had $4.7 million outstanding with a financial institution under a secured revolving credit facility. Interest was payable monthly at the prime rate (8.5% at December 31, 1995) plus 2% per annum. The facility was due to expire on April 27, 1997, but was replaced by the banking facility described in (a) above in conjunction with the financing of the acquisition of Pro-Bel.
   (c) Pro-Bel has a commercial mortgage term loan with a bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR (6% at December 31, 1996) plus 2%. The loan (including interest) is payable in quarterly installments of 80,600 pounds sterling ($136,000, converted at the December 31, 1996 exchange rate).

   (d) On April 12, 1996, the Company issued promissory notes to the shareholders of Pro-Bel for 3.5 million pounds sterling ($5,919,000, converted at the December 31, 1996 exchange rate) in conjunction with the acquisition (See Note 2). The promissory notes are secured by an
   irrevocable letter of credit from a bank.   The amount of this
   irrevocable letter of credit is included as an outstanding borrowing in the formula used to calculate borrowing availability for the facilities described in (a) above. Interest through April 15, 1997 is equal to LIBOR as of April 15, 1996 (6.46%) and is payable quarterly. Interest through April 15, 1998 is equal to LIBOR as of April 15, 1997. The notes are due on or before April 15, 1998 and are subordinated to any obligations to a bank or financial institution currently existing or subsequently entered into. The notes can be prepaid without penalty subsequent to November 1, 1996.

   (e) On February 1, 1996, Pro-Bel entered into an agreement with a bank to obtain a trade finance facility of 750,000 pounds sterling ($1,267,000, converted at the December 31, 1996 exchange rate). The facility is secured by Pro-Bel's accounts receivable. Interest is equal to the bank's base rate plus 2% (8% at December 31, 1996) on advances against accounts receivable in pounds sterling and equal to the Barclays Bank PLC currency call loan rate plus 2% (8% at December 31, 1996) on advances against foreign accounts receivable. Interest is payable quarterly, in arrears.

   (f) On February 1, 1996, Pro-Bel entered into an agreement with a bank to obtain an overdraft facility of 750,000 pounds sterling ($1,276,000 converted at the December 31, 1996 exchange rate). Interest is equal to the bank's base rate plus 2.5% (8.5% at December 31, 1996) and is payable quarterly commencing in March 1996. The facility has a sublimit for overdraft on Pro-Bel's wholly owned subsidiary, Trilogy Broadcast Limited, of 160,000 pounds sterling ($270,000, converted at the December 31, 1996 exchange rate). This facility is payable upon written demand by the bank and any undrawn portion may be cancelled by the bank at any time.

   In January 1997, Pro-Bel entered into an agreement with Barclays Bank PLC whereby Barclays agreed to provide an overdraft facility of up to
   3.0 million pounds sterling through December 31, 1997 to Pro-Bel and its subsidiaries. The overdraft facility provides for interest at 1.5% per annum over the bank's base rate. Interest is payable quarterly, in arrears. This facility replaces the trade finance facility of up to 750,000 pounds sterling and the overdraft facility of up to 750,000 pounds sterling in place at December 31, 1996. The maturity dates of such facilities were extended by the lenders to coincide with the new Barclays agreement. All monies under the facility are repayable upon written demand and are secured by accounts receivable.

   Aggregate maturities of long term debt in the next five years are as follows (in thousands):

   The carrying amounts of long-term debt instruments approximate their fair values.


   1997........ $5,080
   1998........  7,437
   1999........  4,826
   2000........    607
   2001........    115

   Net interest expense was $1,402,000, $536,000 and $525,000 in 1996, 1995 and 1994.

   11. CONVERTIBLE SUBORDINATED NOTES PAYABLE

   In 1991, the Company issued to Pesa 4-year Convertible Subordinated Notes in the principal amount of $5.0 million maturing on January 31, 1996 and bearing interest (payable annually in arrears) at the prime rate, adjusted annually each December. The Notes were convertible into 8,333,333 shares of common stock of the Company at a conversion rate of $.60 cents per share. As of December 31, 1996, all of the Notes had been converted into shares of common stock of the Company.

   12. LONG-TERM INCENTIVE PLAN

   In May 1995, the Company's shareholders approved the Chyron Corporation Long-Term Incentive Plan ("the Plan"). The Plan allows for a maximum of 1,666,666 shares of common stock to be available with respect to the grant of awards under the Plan; any or all of such common stock may be granted for awards of Incentive Stock Options.

   On July 25, 1995, November 21, 1995 and September 18, 1996 the Board of Directors granted Incentive Stock Options for the purchase of 991,666, 50,000, and 425,000 shares, respectively, to certain employees; the exercise price per option share is $4.875, $5.625, and $12.75, respectively, the quoted closing market prices at the dates of grant. The Incentive Stock Options granted on September 18, 1996 have been cancelled and reissued as of March 7, 1997. Additionally, on July 31, 1995, November 21, 1995, February 22, 1996, July 31, 1996 and September 18, 1996, the non-employee members of the Board of Directors received Non-Incentive Stock Options for the purchase of 26,666, 3,333, 6,666, 20,000 and 3,333 shares, respectively, at exercise prices of $5.625, $5.625, $9.375, $16.125 and $12.75, respectively, the quoted closing market prices at the dates of grant. Subsequent to the grant dates, 86,000 Incentive Stock Options were forfeited. The options to employees vest over three years at 33 1/3% per annum and expire five years after the grant date. Options granted to directors vest immediately.

   If the Company had elected to recognize compensation expense based upon the fair value at the grant date for awards under these plans consistent with the methodology prescribed by SFAS 123, the Company's net income and net income per share would be reduced to the pro forma amounts indicated below:

                                 1996     1995
   Net Income (in thousands):
     As reported               $8,654   $7,476
     Pro forma                 $7,560   $7,125

   Earnings per common share:
     As reported                 $.27     $.25
     Pro forma                   $.23     $.24

   These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for both 1996 and 1995: dividend yield of 0; expected volatility of 50% and expected life of 4 years. The weighted average risk free interest rates for 1996 and 1995 were 6.54% and 6.11%, respectively. The weighted average fair values of options granted during 1996 and 1995, for which the exercise price equaled the market price on the grant dates, were $12.849 and $4.936 per option, respectively.

   The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because the Company's employees' stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in managements' opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

   Transactions involving stock options are summarized as follows:

                                                 Weighted Average
                              Stock Options     Exercise Price of
                                Outstanding   Options Outstanding

   Balance, January 1, 1995
     Granted                        984,999            $4.936
     Exercised

   Balance, December 31, 1995       984,999             4.936
     Granted                        454,999             7.436
     Exercised                     (113,018)            7.652

   Balance, December 31, 1996    $1,326,980            $7.652

   The following table summarizes information concerning currently outstanding and exercisable stock options:

                              Weighted
              Outstanding      Average  Exercisable
   Exercise   at December  Contractual  at December
      Price      31, 1996         Life     31, 1996

    $ 4.875      795,314     3.6 years      265,104
      5.625       76,667     3.8 years       43,334
      9.375        6,666     4.2 years        6,666
     16.125       20,000     4.6 years       20,000
     12.750      428,334     4.8 years        3,333

   13. INCOME TAXES

   The provision for income taxes consists of the following (in thousands):

                                   1996   1995    1994
   Current:
     Federal..................   $1,308   $       $
     State....................      629     50
     Foreign..................      473
     Tax equivalent provision.             420
                                  2,410    470
   Deferred:
     Federal..................    2,664
     State....................     (150)
     Foreign..................      (39)
     Tax equivalent provision
     Release of valuation
     reserve..................     (140)
                                  2,335
   Total......................   $4,745   $470    $

   The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

                              1996          1995            1994
                          Amount   %    Amount    %    Amount     %

   Federal income tax
   provision (benefit)
   at statutory rate..... $4,689  35.0  $2,702   34.0 ($3,058) (34.0)
   State income taxes,
   net of federal tax
   benefit...............    409   3.0      33     .4
   Permanent differences.     36    .3
   Benefit from post
   reorganization
   temporary differences
   on tax equivalent
   provision.............   (140) (1.1) (1,351) (17.0)
   Foreign income tax
   benefit...............      8    .1
   Benefit of lower tax
   rates on U.S. Federal
   Provision.............   (121)  (.9)
   Effect of valuation
   allowance of deferred
   tax assets............   (150) (1.1)   (940) (11.8)  3,058   34.0
   Other, net............     14    .1      26     .3
                          $4,745  35.4  $  470    5.9  $


   The Company has deferred tax assets and deferred tax liabilities as presented in the table below. The net deferred tax assets were subject to a valuation allowance, which was $nil and $5.4 million at December 31, 1996 and 1995, respectively. This valuation allowance is primarily attributable to pre-Chapter 11 reorganization net operating loss carryforwards and pre-Chapter 11 reorganization deductible temporary differences. As a result of current and projected future profitability, the allowance was partially reduced in 1995 and eliminated in 1996.

   Deferred tax assets (deductible temporary differences) prior to the allocation of the valuation allowance consisted of the following (in thousands):
                                             December 31,
                                            1996      1995
   Post-reorganization net operating
     loss carryforward..............     $   276   $   280
   Pre-reorganization net operating
     loss carryforward..............       4,631     7,250
   Pre-reorganization deductible
     temporary differences..........       4,555     4,555
   Restructuring reserve............                    55
   Other............................       2,030     2,000
     Total deferred tax assets......     $11,492   $14,140

   Deferred tax liabilities (taxable temporary differences) consisted of the following (in thousands):

                                             December 31,
                                            1996      1995
   Pre-reorganization taxable
     temporary differences..........        $ 85      $ 85
   Software development costs.......         683       585
   Other............................                   210
     Total deferred tax liabilities.        $768      $880

   At December 31, 1996, the Company had net operating loss carryforwards ("NOL") of approximately $15.0 million for tax purposes. Under U.S. income tax rules, the utilization of the NOL is subject to annual limitations as a result of the changes in control of the Company at December 27, 1991 and July 25, 1995. However, despite these restrictions, the Company expects to fully utilize all of its remaining NOL prior to expiration.

   14. BENEFIT PLANS

   Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employees Retirement Income Security Act. The assets held by the U.S. Pension Plan at December 31, 1996 include government securities, corporate bonds and mutual funds.

   The net periodic pension cost and its components are as follows (in thousands):


                                        1996   1995   1994

   Service cost......................   $414   $383   $437
   Interest cost on projected benefit
     obligation......................    267    292    312
   Actual return on plan assets......   (206)  (227)  (269)
   Net amortization..................    (43)   (15)
   Net periodic pension cost.........   $432   $433   $480

   A reconciliation of the funded status of the U.S. Pension Plan to the amounts included in the Company's balance sheet is as follows (in thousands):

                                                    December 31,
                                                1996     1995     1994
   Accumulated pension benefit obligation:
   Vested.................................    $2,234   $2,265   $2,431
   Non-vested.............................        29       79       63
   Total..................................    $2,263   $2,344   $2,494

   Projected benefit obligation...........    $3,803   $4,138   $4,532
   Plan assets at fair value..............     2,709    2,609    3,352
   projected benefit obligation in excess
     of assets............................     1,094    1,529    1,180

   Less items not yet recognized in net
     periodic pension cost:
   Unrecognized net gain (loss) from past
     experience and changes in
     assumptions..........................       841       49      (35)
   Pension liability......................    $1,935   $1,578   $1,145

   In each year presented, the expected long-term rate of return on U.S. Pension Plan assets was 9%. The weighted average discount rates used to determine the accumulated benefit obligation was 8.0% in 1996, 7.5% in 1995 and 8.0% in 1994. The rate of compensation increase used was 5% for all years presented.

   The Company's U.K. subsidiary, Pro-Bel, has a non-contributory defined benefit pension plan (the "U.K. Pension Plan") covering all its permanent employees. Contributions are determined on the basis of valuations using the projected unit method. Pro-Bel's policy is to fund minimum contributions required pursuant to the U.K. Rules and Regulations. The assets held by the U.K. Pension Plan at December 31, 1996 include cash equivalents and free hold properties.

   The net periodic pension cost of the U.K. Pension Plan for the period since the acquisition of Pro-Bel (April 12, 1996) through December 31, 1996 and its components under the provisions of SFAS No. 87 are as follows (in thousands):

   Service cost-benefit earned during the period    $303
   Interest cost on projected benefit obligation     285
   Actual return on plan assets                     (457)
   Net amortization                                    0
     Net periodic pension cost                      $131

   A reconciliation of the funded status of the U.K. Pension Plan to the amounts included in the Company's balance sheet as of December 31, 1996 is as follows (in thousands):

                                            December 31,
                                               1996
   Accumulated pension benefit obligation:
   Vested                                     $4,867
   Non-vested
   Total                                      $4,867

   Projected benefit obligation               $5,739
   Plan assets at  fair value                  7,005
   Plan assets at fair value in excess of
   projected benefit obligation                1,266

   Items not yet recognized in net
   periodic pension cost:

   Unrecognized net gain from past
   experience and changes in assumptions         141
   Pension asset                              $1,407

   The expected long-term rate of return on the U.K. Pension Plan assets was 9%. The weighted average discount rate used to determine the accumulated benefit obligation was 8% and the rate of compensation increase used was 5.50% for the period presented.

   In 1994, Chyron Corporation adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All employees of the Company are eligible to participate in the 401(k) Plan except non-resident aliens and employees who are members of a union who bargain separately for retirement benefits during negotiations. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit ($9,500 in 1996 and $9,240 in 1995), whichever is less. Total compensation that can be considered for contribution purposes is limited to $150,000.

   The Company can elect to make a contribution to the 401(k) Plan on behalf of those participants who have made salary deferral
   contributions.   During 1996 and 1995, the Company contributed $51,000
   and $29,000, respectively to the 401(k) Plan.

   15. COMMITMENTS AND CONTINGENCIES

   At December 31, 1996, the Company was obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

                        Operating   Capital
   1997................   $ 1,030      $247
   1998................       890        85
   1999................       885        44
   2000................       880
   2001................       864
   2002 and thereafter.     8,173
                          $12,722      $376

   The operating leases contain provisions for maintenance and escalations for real estate taxes. Total rent expense was $826,000, $496,000, and $530,000 for 1996, 1995 and 1994, respectively. The cumulative imputed interest in the capital lease obligation was $33,000 at December 31, 1996.

   The Company is a party to Percival Hudgins & Company, Inc. v. Chyron Corporation v. John Percival, pending in the United States District Court, North District of Georgia (Atlanta). This is a breach of contract action for an alleged success fee in connection with the sale of common stock by Pesa and Sepa (See Note 4). Plaintiff alleges that such transaction was subject to the terms of its engagement letter with the Company. Plaintiff seeks damages of approximately $600,000 together with counsel fees. The Company has answered, denying all material allegations, and has asserted a third party claim against plaintiff's principal, alleging that he, as a director of the Company while his investment banking firm was engaged by the Company, breached his fiduciary duties to the Company and is liable for any amounts that might be awarded to plaintiff, together with counsel fees. Plaintiff has recently amended the complaint to add a claim for quantum meruit. Discovery is continuing.

   The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

   16. RELATED PARTY TRANSACTIONS

   Sepa, prior to the change in control discussed in Note 4, was the beneficial owner of 24,471,570 shares of Chyron common stock. Consequent to such ownership, Sepa had an amended and restated management agreement with Chyron whereby Chyron agreed to pay management fees to Sepa at 2.5% of consolidated revenues through December 31, 1997. The management fees under this agreement were
   subject to an annual limitation of $1.5 million.   In July 1994, Chyron
   took advantage of an option to prepay the management fee at a 25% discount from the aggregate estimated yearly fees for the period July 1, 1994 through December 31, 1995, resulting in estimated aggregate total savings of $486,000 in fees for the eighteen month period ending December 31, 1995.

   In December 1995, Chyron and Sepa agreed to terminate the Management Agreement upon payment to Sepa of $2 million, which resulted in aggregate savings for the Company of $1 million for the two year period ending December 31, 1997. The $2 million was paid in equal installments in December 1995 and January 1996.

   The Company shared certain trade show and facility costs with Pesa and Electronica. Such services amounted to $30,000 and $303,000 for 1995 and 1994, respectively, and were billed to these related parties under a usage based allocation.

   A member of the Board of Directors of the Company is a partner of a law firm that rendered various legal services to the Company for which the Company incurred costs of $861,000 and $273,000 during 1996 and 1995, respectively.

   17. WEST COAST RESTRUCTURING

   During the third quarter of 1994, as the result of continuing significant operating losses by the Company's West Coast Operations and their inability to meet revenue and operating targets, management implemented a restructuring plan to eliminate a substantial number of the CMX and Aurora product lines and consolidate certain remaining products into the Company's Graphics Operations, with only certain product engineering capabilities remaining on the West Coast. As a result, the Company recorded a $12.7 million charge to operations during the third quarter of 1994, resulting from headcount reductions, consolidation costs, write-downs of assets related to discontinued product lines and accrual of estimated operating losses anticipated during the disposition period. For 1995, operating losses of $1,707,000 related to the discontinued product lines were charged against the reserve for West Coast restructuring.

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

   A summary of activity for 1995 related to the West Coast Restructuring is presented below (in thousands):

                                     Reserve for     West Coast
                                     West Coast      Restructuring
                                     Restructuring   Recapture
   Balance at January 1, 1995
   Current year operating loss       $2,824          $    0
   Sublease agreement                 1,707
   Realization on asset write-down      356             356
   Recapture                                            380
   Balance at December 31, 1995         603             603
                                     $  158          $1,339
   18. SEGMENT INFORMATION

   Chyron's business is organized under a group concept that coordinates product development, marketing, advertising, distribution and procurement. The Company has a multi-product approach for filling customer requirements for equipment and systems used in video or film productions. These products include graphics and character generation systems video and audio, signal management systems and electronic paint
   and animation systems and software.   Customers for the Company's
   products include broadcasters, video production and post-production companies, cable television distributors and operators, industrial users, governments and governmental agencies and domestic and international dealers serving the video production and display industries for non-broadcast and broadcast markets. As a result, the Company operates as one business segment.

   The Company's operations are located primarily in the United States and Europe. Foreign operations prior to 1996 and interarea sales were not significant. Net sales, operating profit and identifiable assets by geographic areas consist of the following (in thousands):

                                            December 31,
                            1996            1996
                     Net        Operating   Identifiable
                     Sales      Profit      Assets

   United States     $55,446    $12,764     $52,988
   Europe             24,281      1,611      38,375
   Other               2,881        690          40
    Total            $82,608    $15,065     $91,403

   During 1996, 1995 and 1994, net export sales from the United States were approximately $9,580,000, $7,511,000 and $6,623,000, respectively.

   During 1996, foreign exchange losses of $264,000 are included in other expenses.

   ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
           ACCOUNTING AND FINANCIAL DISCLOSURE

   During 1995, the Company dismissed Ernst & Young, LLP as its principal accountants and retained Price Waterhouse LLP. On October 25, 1995, the Company filed a Form 8-K related to the Change in the Registrant's Certifying Public Accountants which is incorporated herein by reference.


                     PART III

   Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 90 days of December 31, 1996 and are incorporated herein by reference.


                     PART IV

   ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
            FORM 8-K

   (a)(1) Financial Statements

   The following Consolidated Financial Statements of Chyron Corporation and subsidiaries are included in Part II, Item 8:

   Report of Independent Auditors - Price Waterhouse, LLP - page 21

   Report of Independent Auditors - Ernst & Young, LLP - page 22

   Consolidated Balance Sheets at December 31, 1996 and 1995 - page 24

   Consolidated Statements of Operations for the Years Ended
   December 31, 1996, 1995 and 1994 - page 25

   Consolidated Statements of Cash Flows for the Years Ended
   December 31, 1996, 1995 and 1994 - page 26

   Consolidated Statements of Shareholder's Equity for the
   Year Ended December 31, 1996, 1995 and 1994 - page 28

   Notes to the Consolidated Financial Statements - page 29-53

   (2) Financial Statement Schedules

   The following Consolidated Financial Statement schedules of Chyron Corporation and subsidiaries is included in Item 14(d):

   Schedule II - Valuation and Qualifying Accounts for the Years
   Ended December 31, 1996, 1995 and 1994 - page 64

   All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is not included in the Consolidated Financial Statements or notes hereto.

   (3) Financial Statement Exhibits

   See list of exhibits to the Financial Statements in Section (c) below:

   (b) Reports on Form 8-K

   1. Form 8-K was filed on October 25, 1995 for the Change in the Registrant's Certifying Public Accountant **********

   2. Form 8-K was filed on April 26, 1996 for the acquisition of Pro-Bel, Limited ***********

   3. Form 8-K was filed on March 14, 1996 for the acquisition of RT-SET, Limited ************

   4. Form 8-K/A was filed on June 21, 1996 which amended the Form 8-K filed on April 26, 1996 to include the financial exhibits related to the acquisition of Pro-Bel Limited - *************

   (c) Exhibits

   2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

   (a) First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated October 28, 1991 (with First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code attached as Exhibit A thereto) - ***

   3. Articles of Incorporation and By-Laws.

   (a) Restated Certificate of Incorporation of Chyron Corporation - **

   (b) Amended and Restated By-Laws of Chyron Corporation, adopted February 17, 1995 - *********

   (c) Amendment of Certificate of Incorporation of Chyron Corporation, adopted January 24, 1997 - page 225

   4.Instruments defining rights of security holders, including debentures.

   (a) Warrant Agreement, dated January 3, 1992, between Chyron
   Corporation and American Stock Transfer & Trust Company, as warrant agent, incorporating the form of warrant certificate as Exhibit A thereto - **

   (b) Convertible Note Purchase Agreement, dated as of December 27, 1991, between Chyron Corporation and Pesa, Inc., incorporating the form of convertible note as Exhibit 1 thereto - ***

   (c) Registration Rights Agreement, dated December 27, 1991, between Chyron Corporation and Pesa, Inc. - ***

   (d) Registration Rights Agreement dated July 25, 1995 by and between Chyron Corporation and CC Acquisition Company A, L.L.C., CC Acquisition Company B, L.L.C., WPG Corporate Development Associates, IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Enterprise Fund II, L.P. Weiss, Peck & Greer Venture Associates, III, L.P., Westpool Investment Trust PLC, Lion Investment Limited, Charles Diker, Mint House Nominees Limited, Pine Street Ventures, L.L.C., Isaac Hersly, Alan I. Annex, Ilan Kaufthal, Z Four Partners L.L.C. and A.J.L. Beare.
   **************

   10. Material Contracts.

   (a) Assignment and Assumption, dated July 1, 1994, effective July 1, 1994, of Management Agreement dated December 27, 1991 and Amended March 10, 1992, between Chyron Corporation and Pesa, Inc. to Sepa Technologies Ltd., Co. - *********

   (b) Amended and Restated Management Agreement, dated August 8,
   1994, by and between Chyron Corporation and Sepa Technologies
   Ltd., Co. - *********

   (c) Distribution and License Agreement, dated September 22, 1994, between Chyron Corporation and Comunicacion Integral Consultores, S.L. - *********

   (d) Termination Agreement, dated November 6, 1995, between
   Chyron Corporation and Comunicacion Integral Consultores,
   S.L. - **************

   (e) Termination Agreement, dated December 12, 1995, between
   Chyron Corporation and Sepa Technologies Ltd., Co. - **************

   (f) Amendment, dated March 10, 1992, to Management Agreement dated December 27, 1991, between Chyron Corporation and Pesa
   Electronica, S.A. - *

   (g) Assignment, dated March 10, 1992, of Management Agreement, dated December 27, 1991, and Amendment March 10, 1992, between Chyron Corporation and Pesa Electronica, S.A., to Pesa, Inc. - *

   (h) Amendment, dated January 31, 1994, effective December 28,
   1993, to Management Agreement dated December 27, 1991 and
   Amendment March 10, 1992 between Chyron Corporation and Pesa,
   Inc. - ********

   (i) Revolving Credit Agreement, dated December 27, 1991, between Chyron Corporation and Extebank - **

   (j) Management Agreement, dated as of December 27, 1991, between Chyron Corporation and Pesa Electronica, S.A. - **

   (k) Amendment, dated September 19, 1988, to Employment
   Agreement, dated September 1, 1987, between Chyron Corporation and Isaac Hersly (previously filed as Exhibit 8 to current report on Form 10-Q dated November 6, 1987 and incorporated herein in its entirety by reference thereto) - **

   (l) Amendment, dated October 25, 1987, to Employment Agreement, dated September 1, 1987, between Chyron Corporation and Isaac
   Hersly, as amended - **

   (m) Amendment, dated October 21, 1991, to Employment Agreement, dated September 1, 1987, between Chyron Corporation and Isaac
   Hersly, as amended - **

   (n) Amendment, dated February 23, 1994, to Employment Agreement, dated September 1, 1987, between Chyron Corporation and Isaac
   Hersly, as amended - ********

   (o) Resignation Agreement, dated July 12, 1994, between Chyron
   Corporation and John A. Poserina - *******


   (p) Amendment, dated September 19, 1988, to Employment
   Agreement dated September 1, 1987, between Chyron Corporation and John A. Poserina (previously filed as Exhibit 7 to current report on Form 10-K dated November 6, 1987 and incorporated herein in its entirety by reference hereto) - **

   (q) Amendment, dated October 25, 1989, to Employment Agreement, dated September 1, 1987, between Chyron Corporation and John A. Poserina, as amended - **

   (r) Amendment, dated October 21, 1991, to Employment Agreement, dated September 1, 1987, between Chyron Corporation and John A. Poserina, as amended - **

   (s) Amendment, dated September 19, 1988, to Employment
   Agreement, dated September 1, 1987, between Chyron Corporation and Paul J. Rozzini (previously filed as Exhibit 10 to current report on Form 10-K dated November 6, 1987 and incorporated herein in its entirety by reference thereto) - **

   (t) Amendment, dated October 25, 1989, to Employment Agreement, dated September 1, 1987, between Chyron Corporation and Paul J. Rozzini, as amended - **

   (u) Amendment, dated October 21, 1991, to Employment Agreement, dated September 1, 1987, between Chyron Corporation and Paul J. Rozzini, as amended - **

   (v) Employment Agreement, dated March 10, 1993, between Chyron
   Corporation and Paul M. Yarmolich - *****

   (w) Employment Agreement, dated December 24, 1993, between
   Chyron Corporation and Mark C. Gray - ******

   (x) Employment Agreement, dated March 31, 1994, between Chyron
   Corporation and Patrick A. Burns - *********

   (y) Employment Agreement, dated October 19, 1994, effective
   November 1, 1994, between Chyron Corporation and Peter J.
   Lance - *********

   (z) Employment Agreement, dated February 8, 1995, between
   Chyron Corporation and James F. Duca - *********

   (aa) Employment Agreement, dated February 7, 1995, between
   Chyron Corporation and Patricia Arundell Lampe - *********

   (bb) Employment Agreement, dated July 26, 1995, between
   Chyron Corporation and Michael Wellesley-Wesley - **************

   (cc) Severance Agreement, dated October 25, 1995, between
   Chyron Corporation and Peter J. Lance - **************

   (dd) License Agreement between Softimage, Inc. and Chyron
   Corporation and Aurora Systems dated February 23, 1993 - ********

   (ee) Distribution Agreement between Softimage, Inc. and Chyron
   Corporation and Aurora Systems dated February 23, 1993 - ********

   (ff) Research and Development, Updated and Support Agreement between Softimage, Inc. and Chyron Corporation and Aurora
   Systems dated February 23, 1993 - ********

   (gg) Loan Agreement between Chyron Corporation and NatWest Bank
   N.A. (currently known as Fleet Bank), dated March 28, 1996 - page 67

   (hh) Loan Agreement between Pro-Bel Limited and Barclays Bank, PLC dated December 19, 1996 effective January 1997 - page 102

   (ii) Indemnification Agreement between Chyron Corporation and Roi Agneta dated November 19, 1996 - page 128

   (jj) Indemnification Agreement between Chyron Corporation and
   Sheldon Camhy dated November 19, 1996 - page 135

   (kk) Indemnification Agreement between Chyron Corporation and James Coppersmith dated November 19, 1996 - page 142

   (ll) Indemnification Agreement between Chyron Corporation and
   Daniel DeWolf dated November 19, 1996 - page 149

   (oo) Indemnification Agreement between Chyron Corporation and
   Charles M. Diker dated November 19, 1996 - page 156

   (pp) Indemnification Agreement between Chyron Corporation and
   Donald P. Greenberg dated November 19, 1996 - page 163

   (qq) Indemnification Agreement between Chyron Corporation and
   Ray Hartman dated November 19, 1996 - page 170

   (rr) Indemnification Agreement between Chyron Corporation and
   Roger Henderson dated November 19, 1996 - page 177

   (ss) Indemnification Agreement between Chyron Corporation and
   Isaac Hersly dated November 19, 1996 - page 184

   (tt) Indemnification Agreement between Chyron Corporation and
   Alan J. Hirschfield dated November 19, 1996 - page 191

   (uu) Indemnification Agreement between Chyron Corporation and
   Patricia Lampe dated November 19, 1996 - page 198

   (vv) Indemnification Agreement between Chyron Corporation and
   Wesley W. Lang, Jr. dated November 19, 1996 - page 205

   (ww) Indemnification Agreement between Chyron Corporation and
   Eugene M. Weber dated November 19, 1996 - page 212

   (xx) Indemnification Agreement between Chyron Corporation and
   Michael Wellesley-Wesley dated November 19, 1996 - page 219

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

   *******
   Incorporated herein in its entirety by reference to the report on Form 8-K dated July 22, 1994.

   ********
   Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1993 on Form 10-K dated March 30, 1994.

   *********
   Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1994 on Form 10-K dated March 24, 1995.

   **********
   Incorporated herein in its entirety by reference to the report on Form 8-K dated October 25, 1995.

   ***********
   Incorporated herein in its entirety by reference to the report on Form 8-K dated April 26, 1996.

   ************
   Incorporated herein in its entirety by reference to the report on Form 8-K dated March 14, 1996.

   *************
   Incorporated herein in its entirety by reference to the report on Form 8-K/A dated June 21, 1996.

   **************
   Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1995 on Form 10-K dated March 14, 1996.

   d) Financial Statement Schedule

   Schedule II

   CHYRON CORPORATION AND SUBSIDIARIES
   VALUATION AND QUALIFYING ACCOUNTS
   (In thousands)


          Column A               Col B        Col C     Col D   Col E

                               Balance
                                    at      Additions         Balance
                                Begin-      Changes to             at
                                  ning    Costs                   End
                                    of      and    Other Deduc-    of
          Description           Period Expenses Accounts tions Period


   Reserves and allowances
   deducted from asset accounts:

   YEAR ENDED DECEMBER 31, 1996
   Uncollectible amounts....... $ 3,134 $      $      $   284 $ 2,850
   Inventory reserves..........  12,233                   192  12,041
   Deferred tax assets.........   5,400                 5,400       0
                                $20,767 $      $      $ 5,876 $14,891

   YEAR ENDED DECEMBER 31, 1995
   Uncollectible amounts....... $ 2,204 $  745 $  185 $       $ 3,134
   Inventory reserves..........  12,515  1,153          1,435  12,233
   Deferred tax assets.........  14,500                 9,100   5,400
                                $29,219 $1,898 $  185 $10,535 $20,767

   YEAR ENDED DECEMBER 31, 1994
   Uncollectible amounts....... $ 2,624 $2,333 $      $ 2,753 $ 2,204
   Inventory reserves..........  10,293  5,300    430   3,508  12,515
   Deferred tax assets.........  11,500         3,100     100  14,500
                                $24,417 $7,633 $3,530 $ 6,361 $29,219


   UNDERTAKING


   The Company undertakes to provide without charge to each shareholder entitled to notice of and to vote at the Annual Meeting of Shareholders, to be held May 14, 1997, at which directors are to be elected, upon the written request of any such shareholder, a copy of the Company's Annual Report on Form 10-K, for the year ended December 31, 1996, required to be filed with the Securities and Exchange Commission, including the financial statements and the schedules thereto. The Company does not undertake to furnish without charge copies of all exhibits to its Form 10-K, but will furnish any exhibit upon the payment of twenty ($.20) cents per page or a minimum charge of $5.00. Such written requests should be directed to Ms. Judy Mauro, Director of Corporate Communications, Chyron Corporation, 5 Hub Drive, Melville, New York 11747. Each such request must set forth a good faith representation that as of March 26, 1997 the person making the request was a beneficial owner of securities entitled to vote at the Annual Meeting of Shareholders.


   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

   CHYRON CORPORATION


   /s/ Michael Wellesley-Wesley
                Michael Wellesley-Wesley
   Chairman of the Board of Directors
     and Chief Executive officer


   Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.


   /s/  Sheldon Camhy          Director       March 19, 1997
       (Sheldon Camhy)

   /s/  S. James Coppersmith   Director       March 19, 1997
       (S. James Coppersmith)

   /s/   Charles Diker              Director       March 20, 1997
        (Charles Diker)

   /s/  Douglas Greenberg           Director       March 20, 1997
        (Douglas Greenberg)

   /s/ Raymond Hartman              Director       March 20, 1997
       (Raymond Hartman)

   /s/  Isaac Hersly                Director       March 20, 1997
        (Isaac Hersly)

   /s/ Alan Hirschfield             Director       March 20, 1997
       (Alan Hirschfield)

   /s/ Wesley Lang                  Director       March 20, 1997
       (Wesley Lang)

   /s/ Eugene Weber                 Director       March 20, 1997
       (Eugene Weber)

   /s/  Patricia Lampe              Chief Financial
       (Patricia Lampe)        Officer        March 20, 1997