Form 10-Q
period 1997-03-31
CHYRON CORP
filed 1997-05-12
CIK 20232

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION

     Washington, DC 20549

     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the Quarter Ended March 31, 1997
     Commission File Number 1-9014

     Chyron Corporation
     (Exact name of registrant as specified in its charter)

     New York                           11-2117385
     (State or other jurisdiction of    (I.R.S. Employer
     incorporation or organization)     Identification Number)

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

     Common Stock $.01 Par Value - 32,558,549 as of
     May 9, 1997

     This document consists of 11 pages




     CHYRON CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 1997 AND 1996
     (In thousands except per share amounts)

     (Unaudited)

                                          1997     1996

     Net sales........................$ 18,201  $13,725
     Cost of products sold............  10,051    5,939
     Gross profit.....................   8,150    7,786

     Operating Expenses:
       Selling, general and
       administrative ................   7,902    3,705
       Research and development ......   1,512    1,108

     Total operating expenses.........   9,414    4,813

     Operating (loss)income...........  (1,264)   2,973

     Interest and other expense, net..     330      124

     (Loss)income before provision
       for income taxes...............  (1,594)   2,849

     Income taxes/equivalent (benefit)
      provision.......................    (498)     969

     Net (loss) income................$ (1,096) $ 1,880

     Net(loss) earnings per common
      share...........................$   (.03) $   .06

     Weighted average number of
       common and common equivalent
       shares outstanding.............  32,740   31,261



     See Notes to the Consolidated Financial Statements



     CHYRON CORPORATION
     CONSOLIDATED BALANCE SHEETS
     (In thousands except share amounts)
     (unaudited)

     ASSETS
                                     March 31, December 31,
                                         1997      1996
     Current assets:
       Cash and cash equivalents.........$ 3,697 $ 4,555
       Accounts and notes receivable..... 22,550  25,237
       Inventories....................... 23,425  23,502
       Prepaid expenses..................  1,541     865
       Deferred tax asset................  6,513   6,015
       Other.............................  2,511   2,826
        Total current assets............. 60,237  63,000

     Property and equipment.............. 12,316  12,701
     Excess of purchase price over net
       tangible assets acquired..........  6,638   6,439
     Investment in RT-SET................  2,161   2,161
     Software development costs..........  4,035   2,176
     Deferred tax asset..................  4,911   4,709
     Other...............................    240     217
     TOTAL ASSETS                        $90,538 $91,403

                LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued
         expenses........................$15,839 $15,828
       Current portion of long-term debt.  4,765   5,080
       Capital lease obligations.........    200     225
         Total current liabilities....... 20,804  21,133
     Long-term debt...................... 15,157  15,163
     Capital lease obligations...........     80     118
     Other...............................  1,023   1,043
       Total liabilities................. 37,064  37,457
     Commitments and contingencies
     Shareholders' equity:
      Preferred stock; par value without
       designation Authorized - 1,000,000
       shares, Issued - none Common stock;
       par value $.01
      Authorized - 150,000,000 shares
      Issued and outstanding -
       32,558,549 shares at March 31, 1997
       32,384,635 shares at December 31,
       1996..............................     326     324
      Additional paid-in capital.........  43,875  43,124
      Retained earnings..................   8,901   9,997
      Cumulative translation adjustment..     372     501
        Total shareholders' equity.......  53,474  53,946
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY                               $90,538 $91,403

     See Notes to the Consolidated Financial Statements


     CHYRON  CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31,1997 AND 1996
     (In Thousands)
     (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES    1997     1996
     Net (loss)/income................... $(1,096) $ 1,880
     Adjustments to reconcile net (loss)
      income to net cash provided by
      operating activities:
        Depreciation and amortization ...     811      582
        (Recognition) utilization of
        deferred tax asset...............    (662)     199
     Changes in operating assets and
       liabilities:
       Accounts and trade notes receivable  2,493      812
       Inventories.......................    (345)    (479)
       Prepaid expenses .................    (681)    (308)
       Other.............................     252
     Accounts payable and accrued
       expenses .........................     294    1,739
       Management fee payable............           (1,000)
        Reserve for West Coast
        restructuring....................              (20)
     Net cash provided by operating
        activities.......................   1,066    3,405

     CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Axis Holdings
       Incorporated......................    (368)
     Acquisitions of property and equipment  (326)    (617)
     Capitalized software development ...    (331)     (87)
     Other...............................               35

     Net cash (used in) investing
       activities........................ (1,025)    (669)

     CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of capital lease
       obligations.......................     (60)
     Proceeds from exercise of common
       stock purchase warrants, net......              (60)
     Proceeds from exercise of stock
       options...........................              239
     Borrowings from revolving credit
       agreement.........................            2,403
     Payment of term loan................    (500)  (1,500)
     Payments of revolving credit
       agreements, net...................    (335)  (5,644)
     Proceeds from new credit facility,
       net...............................            5,644
     Net cash (used in) provided by
       financing activities..............    (895)   1,082

     Effect of foreign currency rate
       fluctuations on cash and cash
       equivalents.......................      (4)

     Change in cash and cash equivalents.    (858)   3,818

     Cash and cash equivalents at
      beginning of period................   4,555    5,012
     Cash and cash equivalents at end of
      period............................. $ 3,697  $ 8,830

     Noncash investing and financing activities:
     On March 31, 1997, the Company acquired the issued and outstanding shares of Axis Holdings Incorporated. The consideration in addition to cash paid included the issuance of 173,913 shares of Chyron Corporation common stock valued at $750,000 and notes payable of $667,000. See Note 2 for further discussion.


           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            UNAUDITED

     1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

     2.  INVESTMENT IN AXIS HOLDINGS INCORPORATED

     On March 31, 1997, the Company acquired 100% of the capital stock of Axis Holdings Incorporated ("Axis") located in Los Angeles, California. Axis develops software in professional video and audio tools created specifically for use on the Microsoft Windows NT Operating System. The purchase consisted of $368,000 in cash paid and professional fees, $667,000 in notes and 173,913 restricted shares of Chyron common stock valued at $750,000.

     As stated in the purchase agreement the principal portion of the note is to be paid in two successive annual installments. Installment payment amounts are contingent upon Axis achieving certain revenue targets. Installments of $350,000 and $317,000 are due on March 31, 1998 and
     March 31, 1999, respectively, provided that the targeted shipments of the primary product associated with the Axis division are realized on or before March 15, 1998. If the Company does not achieve its target the installment payment will be $250,000 and $417,000 due on March 31, 1998 and March 31, 1999, respectively. Interest is to be paid at the rate of 6% per year and is due with the annual installments.

     Additionally, payments equal to 20% of cumulative net profits on the Axis product line, in excess of $1 million, will be payable to the sellers. The period for the calculation of cumulative net profits is March 31, 1997 through December 31, 1999. Payments due for each year will be made on or before April 30, of the next succeeding year.

     The acquisition was accounted for as a purchase in accordance with APB 16. Accordingly, the costs of the acquisition were allocated to the net assets acquired based on their estimated fair values. The majority of the purchase price was capitalized as software development costs and will be amortized over the estimated economic life of the products, commencing when each product is available for general release.

     3.  RESTATEMENT AND RECLASSIFICATION

     On January 24, 1997, the Company's shareholders ratified a one-for-three reverse stock split. Net income (loss) per share, weighted average number of common and common equivalent shares outstanding, common stock issued and outstanding, additional paid-in-capital and all other common stock transactions presented in these consolidated financial statements have been restated to reflect the one-for-three reverse stock split. In addition, certain prior year amounts have been reclassified to conform to current year presentation.

     4.  ACQUISITION OF PRO-BEL LIMITED

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

     The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the purchase price was allocated to the net assets acquired based upon their estimated fair values. The excess of purchase price over the estimated fair value of net assets acquired amounted to $7,276,000, which is being amortized over 12 years using the straight line method.

     The accompanying consolidated statements of operations include the operating results of Pro-Bel since the date of the acquisition. Actual unaudited consolidated operating results for the three months ended March 31, 1997 and proforma unaudited consolidated operating results for the three months ended March 31, 1996 assuming the acquisition had been made as of January 1, 1996, respectively, are summarized below (in thousands except per share amounts).

                                 Actual  Proforma
                              March 31,  March 31,
                                   1997      1996

     Net sales                  $18,201   $24,091
     Net (loss) income          $(1,096)  $ 2,318
     (Loss) earnings per share  $  (.03)  $   .07

     These pro forma results have been prepared for comparative purposes only and include adjustments as a result of applying purchase accounting and conversion to generally accepted accounting principles in the United States, such as additional depreciation expense and cost of goods sold due to the step-up in the basis of fixed assets and inventory, respectively, goodwill amortization, a decrease in research and development due to the capitalization of software development costs and increased interest expense on acquisition debt adjusted for tax effect. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place on the aforementioned date, or of future results of operations of the consolidated entities.

     5.  ACCOUNTS AND NOTES RECEIVABLE

     Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $2,738,000 and $2,850,000 at March 31, 1997 and December 31, 1996,
     respectively.

     6.  INVENTORIES

     Inventories consist of the following (in thousands):

                      March 31, December 31,
                         1997       1996

     Finished goods    $10,299   $12,879
     Work-in-process     5,493     5,271
     Raw material        7,633     5,352
                       $23,425   $23,502

     7.  NEW ACCOUNTING STANDARDS

     In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share." This accounting standard is effective for financial statements issued for fiscal years beginning after December 15, 1997 and requires restatement of all prior-period earnings per share data presented. Adoption of SFAS 128 will not have a material impact on the calculation of earnings per share for the periods presented.


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
              OF OPERATIONS AND FINANCIAL CONDITIONS

     Results of Operations

     Overview

     This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

     Comparison of the Three Months Ended March 31, 1997 and
     1996

     Sales for the quarter ended March 31, 1997 increased to $18.2 million, an increase of $4.5 million, or 32.7%, over the $13.7 million reported for the first quarter of 1996. This increase was attributable to the inclusion of the Company's subsidiary, Pro-Bel, which was acquired April 12, 1996. Chyron sales showed an increase in the Max, Maxine, and Codi lines, and a decrease in the iNFiNiT product line for the quarter ended 1997 versus 1996. Overall sales for Chyron declined by over 20%.

     Gross profit increased to $8.1 million for the quarter ended March 31, 1997. The increase of $364,000, or 4.7%, over the $7.8 million reported for the first quarter of 1996 was attributable to the increase in sales for the first quarter of 1997. Gross margins as a percentage of sales decreased to 44.8% in 1997 versus 56.7% in 1996 mainly as a result of the change in the product mix and the decrease in the volume of Chyron graphics sales. The inclusion of Pro-Bel products, which historically have had lower gross margins than Chyron's historic gross margins, also contributed to the decrease in gross margin as compared to the prior year.

     Selling, general and administrative (SG&A) expenses increased by $4.2 million, or 113%, to $7.9 million compared to $3.7 million for the first quarter of 1996. The increase for the period is due mainly to the consolidation of Pro-Bel and the additional depreciation and goodwill amortization as a result of the application of the purchase accounting method on the acquired assets. In addition, the Company expensed $675,000 of non recurring costs attributable to a planned secondary offering of the Company's common stock, which was terminated by the Company due to the market valuation of the stock.

     Research and development (R&D) expenses increased for the first quarter 1997 compared to 1996 by $403,000, or 36.4%. This increase is mainly attributable to the acquisition of Pro-Bel. R&D exclusive of Pro-Bel declined for the period by $114,000 mainly due to a decrease in net amortization of capitalized software.

     Other expenses, which include interest income and expense and transaction gains and losses, increased to $206,000, or 166%, compared to $124,000 for the first quarter of 1996. This increase is mainly a result of acquired debt related to the purchase of Pro-Bel. The purchase required the Company to enter into various agreements with a bank, issue promissory notes to the shareholders of Pro-Bel and assume Pro-Bel's existing bank debt. This increase was offset by a transaction gain recognized on foreign currency items of approximately $60,000 for the first quarter of 1997.

     The Company incurred a loss before income taxes of $1.6 million compared to income of $2.8 million for the same period in the prior year. This loss was attributable mainly to the decrease in sales of Chyron graphics products and the gross margin erosion as a result of the product mix coupled with increases in SG&A for the period, which included $675,000 of non-recurring costs attributable to a planned secondary offering as discussed above. Increases in other expenses for the period also contributed to the decrease in income before taxes over the prior year period.

     The Company recognized a $498,000 tax benefit for the first quarter of 1997 compared to income taxes of $969,000 for 1996. The tax benefit is primarily attributable to the loss of $1.6 million before taxes for 1997 versus income of $2.8 million before taxes for 1996.

     Liquidity and Capital Resources

     On January 1, 1997, Pro-Bel entered into an agreement with Barclays Bank PLC to obtain borrowing facilities totaling 3.0 million pounds sterling ($4,920,000 converted at the March 31, 1997 exchange rate). The facility is payable on demand and matures December 31, 1997. This facility replaced former bank facilities which expired on December 31, 1996.

     On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The revolving portion of the facility matures 3 years from closing, while the term portion matures 4 years from closing. The entire facility is secured by the Company's properties and assets. This facility replaced the $10,000,000 secured credit facility which was due to expire on April 27, 1997. In April 1996, a portion of this new credit facility was used to fund the acquisition of Pro-Bel.

     On April 12, 1996, the Company issued promissory notes to the shareholders of Pro-Bel for 3.5 million pounds sterling ($5.7 million converted at the March 31, 1997 exchange rate). The notes are secured by an irrevocable letter of credit form a bank and limits amounts available under the revolving credit facility described above. The notes are due on or before April 15, 1998.

     On March 31, 1997, the Company issued promissory notes to the shareholders of Axis for $667,000. The notes are payable in two annual installments beginning March 31, 1998.

     At March 31, 1997, the Company's current ratio was 2.89 to 1 and its working capital was $39,433,000.

     At March 31, 1997, the Company had operating lease commitments for equipment, factory and office space totaling $12,176,100 of which $976,051 is payable within one year.


     PART II. OTHER INFORMATION


     ITEMS 1., 2., 3. Not applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF
             SECURITY HOLDERS

     On January 24, 1997, at a special meeting of shareholders, the Company's shareholders' ratified a one-for-three reverse stock split of its common stock which was effective February 10, 1997. 77,162,761 shares were voted for the proposal, 2,876,490 shares were voted against the proposal, and 169,212 shares abstained.

     ITEM 5., 6. Not applicable.


     SIGNATURES

     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                          CHYRON CORPORATION
                            (Registrant)



     May 12, 1997    /s/Michael Wellesley-Wesley
       (Date)           Michael Wellesley-Wesley
                        Chairman of the Board and
                        Chief Executive Officer





     May 12, 1997   /s/     Patricia Lampe
       (Date)               Patricia Lampe
                        Chief Financial Officer
                             and Treasurer