Form 10-Q
period 1997-06-30
CHYRON CORP
filed 1997-08-12
CIK 20232

FORM 10-Q

     SECURITIES AND EXCHANGE COMMISSION
     Washington, DC 20549
     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended June 30, 1997 Commission File Number 1-9014


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

     Common Stock $.01 Par Value - 32,583,486 as of August 5, 1997


     This document consists of 16 pages



     CHYRON CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED JUNE 30, 1997 AND 1996
     (In thousands except per share amounts)

     (Unaudited)

                                                  1997    1996

     Net sales............................... $ 21,897  $22,532
     Cost of products sold...................   11,980   11,131
     Gross profit............................    9,917   11,401

     Operating expenses:
       Selling, general and administrative...    7,481    6,755
       Research and development .............    1,937    1,191
       Non-recurring charges.................    2,407

     Total operating expenses................   11,825    7,946

     Operating (loss)income..................   (1,908)   3,455

     Interest and other expense, net.........      434      298

     (Loss)income before provision for
       income taxes..........................   (2,342)   3,157

     Income taxes/equivalent (benefit)
       provision.............................     (810)   1,248

     Net (loss) income....................... $ (1,532) $ 1,909

     Net (loss) income per common share...... $   (.05) $   .06

     Weighted average number of common and
       common equivalent shares outstanding..   32,569   32,746


     See Notes to the Consolidated Financial Statements


     CHYRON CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS
     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
     (In thousands except per share amounts)

     (Unaudited)

                                                  1997     1996

     Net sales............................... $ 40,098  $36,257
     Cost of products sold...................   22,031   17,070
     Gross profit............................   18,067   19,187

     Operating expenses:
       Selling, general and administrative ..   14,708   10,461
       Research and development .............    3,448    2,299
       Non-recurring charges.................    3,082

     Total operating expenses................   21,238   12,760

     Operating (loss)income..................   (3,171)   6,427

     Interest and other expense, net.........      764      422

     (Loss)income before provision for
       income taxes..........................   (3,935)   6,005

     Income taxes/equivalent (benefit)
       provision.............................   (1,307)   2,216

     Net (loss) income.......................   (2,628)   3,789

     Retained earnings - beginning of period.    9,997    1,343

     Retained earnings - end of period....... $  7,369  $ 5,132

     Net (loss) income per common share...... $   (.08) $   .12

     Weighted average number of common and
       common equivalent shares outstanding..   32,482   31,860


     See Notes to the Consolidated Financial Statements


     CHYRON CORPORATION
     CONSOLIDATED BALANCE SHEETS
     (In thousands except share amounts)
     (unaudited)

     ASSETS

                                                6/30/97  12/31/96
     Current assets:
       Cash and cash equivalents..............  $ 3,485  $ 4,555
       Accounts and notes receivable..........   21,619   25,237
       Inventories............................   23,361   23,502
       Prepaid expenses.......................    2,377      865
       Deferred tax asset.....................    7,676    6,015
       Other..................................    3,087    2,826

         Total current assets.................   61,605   63,000

     Property and equipment...................   12,416   12,701
     Excess of cost over net tangible assets
       acquired...............................    6,487    6,439
     Investment in RT-SET.....................    2,161    2,161
     Software development costs...............    4,050    2,176
     Deferred tax asset.......................    4,911    4,709
     Other....................................      240      217
     TOTAL ASSETS                               $91,870  $91,403

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued expenses..  $18,477  $15,828
       Current portion of long-term debt......   11,848    5,080
       Capital lease obligations..............      263      225
         Total current liabilities............   30,588   21,133

     Long-term debt...........................    8,282   15,163
     Capital lease obligations................       43      118
     Other....................................      745    1,043
       Total liabilities......................   39,658   37,457

     Commitments and contingencies
     Shareholders' equity:
      Preferred stock; par value without designation
       Authorized - 1,000,000 shares, Issued - none
      Common stock; par value $.01
       Authorized - 150,000,000 shares
      Issued and outstanding -
       32,583,486 shares at June 30, 1997
       32,384,635 shares at December 31, 1996.      326      324
      Additional paid-in capital..............   43,961   43,124
      Retained earnings.......................    7,369    9,997
      Cumulative translation adjustment.......      556      501
        Total shareholders' equity............   52,212   53,946
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY $91,870  $91,403

     See Notes to the Consolidated Financial Statements


     CHYRON  CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     SIX MONTHS ENDED JUNE 30, 1997 AND 1996
     (In Thousands)

     (Unaudited)

     CASH FLOWS FROM OPERATING ACTIVITIES        1997     1996
     Net (loss)/income........................$(2,628) $ 3,789
     Adjustments to reconcile net (loss)
      income to net cash provided by operating
       activities:
        Non-recurring charges.................  1,924
        Depreciation and amortization ........  1,909    1,521
        (Recognition) utilization of deferred
        tax asset............................. (1,855)     485
     Changes in operating assets and
        liabilities:
        Accounts and trade notes receivable...  3,707   (1,757)
        Inventories...........................   (745)  (2,702)
        Prepaid expenses ..................... (1,484)    (726)
        Other assets..........................   (282)
        Accounts payable and accrued expenses.  1,709      737
        Management fee payable................          (1,000)
        Other liabilities.....................   (271)     201
     Net cash provided by operating
       activities.............................  1,984      548

     CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Axis Holdings
       Incorporated...........................   (413)
     Acquisition of Pro-Bel, Ltd.............           (7,031)
     Acquisitions of property and equipment.. (1,016)     (972)
     Capitalized software development .......   (756)     (436)
     Other...................................             (155)
     Net cash (used in) investing activities. (2,185)   (8,594)

     CASH FLOWS FROM FINANCING ACTIVITIES
     Payments of capital lease obligations...    (65)     (110)
     Proceeds from exercise of common stock
      purchase warrants, net.................     239
     Proceeds from exercise of stock options.                20
     Payment of term loan....................  (1,000)     (500)
     Payments (borrowings) of revolving credit
       agreements, net.......................     200    (5,644)
     Proceeds from new credit facility, net..            11,130
     Net cash (used in) provided by financing
       activities............................    (865)    5,135

     Effect of foreign currency rate
       fluctuations on cash and cash
       equivalents...........................      (4)

     Change in cash and cash equivalents.....  (1,070)   (2,911)
     Cash and cash equivalents at beginning of
       period.................................  4,555     5,012
     Cash and cash equivalents at end of
       period.................................$ 3,485   $ 2,101

     Noncash investing and financing activities:
     On March 31, 1997, the Company acquired the issued and outstanding shares of Axis Holdings Incorporated. The consideration in addition to cash paid included the issuance of 173,913 shares of Chyron Corporation common stock valued at $750,000 and notes payable of $667,000. See Note 2 for further discussion.


     CHYRON CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     UNAUDITED

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

     In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

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

     The accompanying consolidated statements of operations include the operating results of the Company and Pro-Bel since the date of the acquisition. Actual unaudited consolidated operating results for the six months ended June 30, 1997 and proforma unaudited consolidated operating results for the six months ended June 30,1996 assuming the acquisition had been made as of January 1, 1996, respectively, are summarized below (in thousands except per share amounts).

                                 Actual   Proforma
                              June 30,   June 30,
                                   1997       1996

     Net sales                  $40,098    $46,251
     Net (loss) income          $(2,628)   $ 3,852
     (Loss) earnings per share  $  (.08)   $   .12

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

     5. ACCOUNTS AND NOTES RECEIVABLE

     Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $3,021,053 and $2,850,000 at June 30, 1997 and December 31, 1996, respectively.

     6. INVENTORIES

     Inventories consist of the following (in thousands):

                           June 30,  December 31,
                              1997          1996

     Finished goods        $11,150       $12,879
     Work-in-process         5,488         5,271
     Raw material            6,723         5,352
                           $23,361       $23,502

     7. NON-RECURRING CHARGES

     For the six months ended June 30, 1997, the Company incurred non-
     recurring charges totalling $3.1 million.   Of these total charges,
     $675,000 was related to the Company's planned secondary offering of common stock which was terminated due to the market valuation of the stock. The remainder ($2.4 million) related mainly to a repositioning by the Company to address the domestic television market's need for high definition and multichannel standard definition digital equipment that complies with recent Federal Communication Commission rulings. Included in this charge was a write-down of inventory related to product lines which have been discontinued as a result of a new market positioning strategy, severance expense related to a staff reduction in the second quarter, the write-off of software development projects related to product not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation dating back several years and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy.

     8. NEW ACCOUNTING STANDARDS

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


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
     OPERATIONS AND FINANCIAL CONDITIONS


     Results of Operations

     Overview

     This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

     Comparison of the Three Months Ended June 30, 1997 and 1996

     Sales for the quarter ended June 30, 1997 decreased to $21.9 million, a decrease of $635,000, or 2.8%, over the $22.5 million reported for the second quarter of 1996. Pro-Bel product line sales increased by over 30% for the period, while Chyron graphic product sales showed a decline of approximately 20%. Domestic sales declined due mainly to customers opting to fill their graphic system needs with the Company's lower end Chyron products based on the recent Federal Communications Commission ("FCC") ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998 which should cause large future capital expenditures by the broadcast industry. The decrease in Chyron graphic product sales was driven mainly by a decrease in demand for the high-end iNFiNiT product line, while sales of the Max, Maxine and Codi lines showed increases. Overall, international sales increased.

     Gross profit decreased by $1.5 million, or 13.2% to $9.9 million for the quarter ended June 30, 1997 from $11.4 million for the second quarter of 1996. Such decrease was attributable to both the decrease in sales for the second quarter of 1997 and a change in the product mix. Gross margins as a percentage of sales decreased to 45.3% in 1997 from 50.6% in 1996 mainly as a result of the change in the product mix and the decrease in the volume of Chyron graphics sales. The inclusion of Pro-Bel products, which historically have had lower gross margins than Chyron's gross margins, also contributed to the decrease in gross margin.

     Selling, general and administrative (SG&A) expenses increased by $726,000 or 10.7%, to $7.5 million in the second quarter of 1997 compared to $6.8 million for the second quarter of 1996. Such increase is due mainly to increases in Pro-Bel expenses based on increased sales volume. SG&A expenses for the Chyron product lines were relatively unchanged for the second quarter of 1997 as compared to the same period in 1996.

     Research and development (R&D) expenses increased for the second quarter of 1997 over the 1996 second quarter by $746,000, or 62.6%. The increase is due mainly to intensified efforts at Chyron and Pro-Bel to address the FCC rulings described above in terms of new product development. These increases are mainly the result of increased headcount at both Chyron and Pro-Bel. Additional increases are due to the inclusion of Axis Holdings Incorporated ("Axis") which was purchased on March 31, 1997. R&D includes the net amortization of capitalized software which remained consistent for both three month periods.

     In an effort to position Chyron to meet the domestic television markets need for high definition and multichannel standard definition digital equipment that comply with the recent FCC rulings described above, the Company underwent a repositioning which, together with several other items, resulted in non-recurring charges in the second quarter totalling $2,407,000.

     Included in this charge was a write-down of inventory related to product lines which have been discontinued as a result of a new market positioning strategy, severance expense related to a staff reduction in the second quarter, the write-off of software development projects related to products not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation dating back several years and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy.

     The specific components of the non-recurring charge are as follows (in thousands):

     Non-cash outlays:
       Write-down of inventory                     $700
       Write-off of software development costs      205
       Litigation settlement                         88
       Total non-cash charges                       993

     Cash outlays:
       Severance                                    825
       Write-off of acquisition costs               200
       Litigation settlement                        100
       Other                                        289
         Total                                   $2,407

     Cash outlays related to the non-recurring charges total $1.4 million, of which $436,000 was made by June 30, 1997.

     Other expenses, which include interest income and expense and foreign currency transaction gains and losses, increased to $434,000, or 45.6%, compared to $298,000 for the second quarter of 1996. This increase is mainly a result of an increase in outstanding debt for the quarter ended June 30, 1997 versus the corresponding 1996 period. Interest rates remained relatively consistent for both periods.

     The Company incurred a loss before income taxes of $1.9 million compared to income of $3.5 million for the same period in the prior year. This loss was attributable mainly to the decrease in sales of Chyron graphics products, the gross margin erosion as a result of the product mix, increases in SG&A and the non-recurring charges primarily attributable to Chyron's new market positioning strategy.

     The Company recognized an $810,000 tax benefit for the second quarter of 1997 compared to an income tax provision of $1.2 for the second quarter of 1996. The tax benefit is primarily attributable to the loss of $1.9 million before taxes while the provision was based on pre-tax income of $3.5 million.

     Comparison of the Six Months Ended June 30, 1997 and 1996

     Sales for the six month period ended June 30, 1997 increased to $40.1 million, an increase of $3.8 million, or 10.6%, over the $36.3 million reported for the first half of 1996. This increase was attributable to the inclusion of Pro-Bel since its acquisition on April 12, 1996 offset by a decrease in Chyron graphic product sales of over 30%. Chyron graphic product sales increased for the Max, Maxine and Codi lines, and decreased for the iNFiNiT product line.


     Gross profit decreased to $18.1 million for the six months ended June 30, 1997. The decrease of $1.1 million, or 6.2% over the $19.2 million reported for the first half of 1996, was attributable to a change in the product mix from 1996 to 1997 as is also reflected in the decline in gross margin percentages which decreased to 45.1% in 1997 from 52.9% in 1996. A shift in Chyron sales from the high end iNFiNiT lines to the Max, Maxine and Codi lines, and the overall decrease in Chyron graphic product sales contributed to the decrease in both gross profit dollars and gross margin percentages. The gross margin percentage decrease was also impacted by the fact that 1997 amounts include Pro-Bel products, (which historically have lower gross margin percentages) for six months versus three in 1996.

     SG&A expenses increased by $4.2 million in 1997, or 40.6%, to $14.7 million compared to $10.5 million for the first half of 1996. The increase for the period is due mainly to the consolidation of Pro-Bel and the additional depreciation and goodwill amortization as a result of the application of the purchase accounting method on the acquired assets. Additional increases were seen for Pro-Bel due to an increase overall in sales volume, while Chyron SG&A expenses remained relatively flat for the period.

     R&D expenses increased for the first half of 1997 compared to 1996 by $1.1 million, or 50.0%. This increase is mainly attributable to the inclusion of Pro-Bel expenditures for the full six month period in 1997. Additional increases in R&D have been seen at both Chyron and Pro-Bel as the Company has focused its attention on new product development to address the FCC ruling described above. The inclusion of Axis since March 31, 1997 has also added to the increase in R&D expenditures. These increases were offset by the net amortization of capitalized software cost included in R&D, which decreased $248,000 for the six months ended June 30, 1997 versus the same period in 1996.

     For the six months ended June 30, 1997 non-recurring charges were incurred by the Company which totaled $3.1 million. The bulk of these charges ($2.4 million) were incurred during the second quarter of 1997 and related to a repositioning by the Company to address the anticipated effects of recent FCC rulings as described in the Comparison of the Three Months Ended June 30, 1997 and 1996 above. Additional non-recurring charges of $675,000 were incurred in the first quarter of 1997 and were attributable to the Company's planned secondary offering of common stock which was terminated due to the market valuation of the stock.

     Other expenses, which included interest income and expense and foreign currency transaction gains and losses, increased to $764,000, or by 81%, from $422,000 for the first half of 1996. This increase is mainly a result of increased borrowings for the six months ended 1997 versus 1996. Increases also stem from the purchase of Pro-Bel in 1996 and Axis in 1997. Interest rates remained relatively consistent for both six month periods.

     The Company incurred a loss before income taxes of $3.9 million compared to income of $6.0 million for the same period in the prior year. This loss was attributable mainly to the decrease in sales of Chyron graphics products, the gross margin erosion as a result of the product mix, increased SG&A expenses and $3.1 million of non-recurring charges as discussed above.

     The Company recognized a $1.3 million tax benefit for the first half of 1997 compared to an income tax provision of $2.2 for 1996. The tax benefit was primarily attributable to the loss of $3.9 million before taxes while the provision was based on pre-tax income of $6.0 million.

     Liquidity and Capital Resources

     On January 1, 1997, Pro-Bel entered into an agreement with Barclays Bank PLC to obtain borrowing facilities totaling 3.0 million pounds sterling ($5,048,000 converted at the June 30, 1997 exchange rate). The facility is payable on demand and matures December 31, 1997. This facility replaced former bank facilities which expired on December 31, 1996. Upon maturity, the Company intends to replace this borrowing facility with a similar one.

     On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The revolving portion of the facility matures 3 years from closing, while the term portion matures 4 years from closing. The entire facility is secured by the Company's properties and assets. This facility replaced the $10,000,000 secured credit facility which was due to expire on April 27, 1997. In April 1996, a portion of this new credit facility was used to fund the acquisition of Pro-Bel. Quarterly payments on the term loan portion of the facility are funded by the Company's working capital.

     On April 12, 1996, the Company issued promissory notes to the shareholders of Pro-Bel for 3.5 million pounds sterling ($5.9 million converted at the June 30, 1997 exchange rate). The notes are secured by an irrevocable letter of credit from a bank and limit amounts available under the revolving credit facility described above. The notes are due on or before April 15, 1998. At maturity, the notes will be repaid with the letter of credit described above.

     On March 31, 1997, the Company issued promissory notes to the shareholders of Axis for $667,000. The notes are payable in two annual installments beginning March 31, 1998. These payments will be funded by the Company's working capital.

     At June 30, 1997, the Company's current ratio was 2.01 to 1 and its working capital was $31,017,000.

     At June 30, 1997, the Company had operating lease commitments for equipment, factory and office space totaling $12,169,000 of which $969,000 is payable within one year.


     PART II. OTHER INFORMATION


     ITEMS 1., 2., 3. Not applicable

     ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     a) On January 24, 1997, at a special meeting of shareholders, the Company's shareholders' ratified a one-for-three reverse stock split of its common stock which was effective February 10, 1997.
     77,162,761 shares were voted for the proposal, 2,876,490 shares were voted against the proposal and 169,212 shares abstained.

     b) On May 14, 1997, the Company held its Annual Meeting of Shareholders. At this meeting, the Company's shareholders re-elected Sheldon D. Camhy, James Coppersmith, Charles M. Diker, Donald P. Greenberg, Raymond Hartman, Isaac Hersly, Alan J. Hirschfield, Wesley W. Lang, Jr., Eugene M. Weber, and Michael Wellesley-Wesley to the Board of Directors. No less than 20,256,462 shares were voted for the election of each director, no more than 230,885 shares were voted against the election of each director, and 0 shares abstained. Additionally, the shareholders voted to amend the Company's Long-Term Incentive Plan, increasing the number of shares by 1,333,334 shares to an aggregate of 3,000,000 shares. 20,250,283 shares were voted for the proposal, 459,150 shares were voted against the proposal, and 85,322 shares abstained.

     ITEM 5. Not applicable.


     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a) Exhibits

     (1)  On June 5, 1997, the Company entered into an Employment
     Agreement with Edward Grebow. Such agreement is attached as Exhibit 1 to this document.


     SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


     CHYRON CORPORATION
     (Registrant)




     August 11, 1997            /s/    Edward Grebow
        (Date)                         Edward Grebow
                                   Chief Executive Officer
                                       and President




     August 11, 1997            /s/   Patricia Lampe
        (Date)                        Patricia Lampe
                                  Chief Financial Officer
                                       and Treasurer