Form 10-Q
period 1997-09-30
CHYRON CORP
filed 1997-11-12
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549


  FORM 10-Q

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended September 30, 1997
  Commission File Number 1-9014


  CHYRON CORPORATION
  (Exact name of registrant as specified in its charter)

  New York
  (State or other jurisdiction of incorporation or organization)

  11-2117385
  (I.R.S. Employer Identification No.)

  5 Hub Drive, Melville, New York
  (Address of principal executive offices)

  11747
  (Zip Code)

  Registrant's telephone number, including area code (516) 845-2000


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

  Common Stock $.01 Par Value - 32,605,706 as of November 7, 1997

  This document consists of 14 pages


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
  (In thousands except per share amounts)

  (Unaudited)

                                              1997        1996

  Net sales                                 $23,523     $20,632
  Cost of products sold                      12,586       9,817
  Gross profit                               10,937      10,815

  Operating expenses:
    Selling, general and administrative       6,901       5,890
    Research and development                  1,655       1,452

  Total operating expenses                    8,556       7,342

  Operating income                            2,381       3,473

  Interest and other expense, net               411         450

  Income before provision of income taxes     1,970       3,023

  Income taxes/equivalent provision             734       1,189

  Net income                                $ 1,236     $ 1,834

  Net income per common share               $   .04     $   .06

  Weighted average number of common and
    common equivalent shares outstanding     32,583      32,917



  See Notes to the Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
  (In thousands except per share amounts)

  (Unaudited)

                                                      1997       1996

  Net sales                                         $63,621    $56,889
  Cost of products sold                              34,617     26,887
  Gross profit                                       29,004     30,002

  Operating expenses:
   Selling, general and administrative               21,606     16,351
   Research and development                           5,106      3,751
   Non-recurring charges                              3,082

  Total operating expenses                           29,794     20,102

  Operating (loss) income                              (790)     9,900

  Interest and other expense, net                     1,175        872

  (Loss) income before provision for income taxes    (1,965)     9,028

  Income taxes/equivalent (benefit) provision          (573)     3,405

  Net (loss) income                                  (1,392)     5,623

  Retained earnings - beginning of period             9,997      1,343

  Retained earnings - end of period                 $ 8,605    $ 6,966

  Net (loss) income per common share                $  (.04)   $   .18

  Weighted average number of common and
    common equivalent shares outstanding             32,516     32,186


  See Notes to the Consolidated Financial Statements



  CHYRON CORPORATION
  CONSOLIDATED BALANCE SHEET
  (In thousands except share amounts)
  (Unaudited)


  ASSETS                                          September 30,  December 31,
                                                      1997         1996
  Current assets:
    Cash and cash equivalents                       $ 5,775      $ 5,623
    Accounts and notes receivable                    22,033       25,237
    Inventories                                      25,111       23,502
    Prepaid expenses                                  2,163          865
    Deferred  tax asset                               7,588        6,015
    Other                                             3,003        2,826
      Total current assets                           65,673       63,000

  Property and equipment                             12,396       12,701
  Excess of cost over net tangible assets acquired    6,336        6,439
  Investment in RT-SET                                2,161        2,161
  Software development costs                          4,477        2,176
  Deferred tax asset                                  4,911        4,709
  Other                                                 229          217
  TOTAL ASSETS                                      $96,183      $91,403


  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts Payable and accrued expenses           $20,223      $15,828
    Current portion of long-term debt                13,854        5,080
    Capital lease obligations                           227          225
      Total current liabilities                      34,304       21,133

  Long-term debt                                      8,008       15,163
  Capital lease obligations                              32          118
  Other                                                 744        1,043
    Total liabilities                                43,088       37,457

  Commitments and contingencies
  Shareholders' equity:
    Preferred stock; par value without designation
      Authorized - 1,000,000 shares, Issued - none
    Common stock; par value $.01
      Authorized - 150,000,000 shares
    Issued and outstanding -
    32,588,485 shares at September 30, 1997
    32,384,635 shares at December 31, 1996              326          324
    Additional paid-in capital                       43,933       43,124
    Retained earnings                                 8,605        9,997
    Cumulative translation adjustment                   231          501
      Total shareholders' equity                     53,095       53,946
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $96,183      $91,403


  See Notes to the Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENT OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
  (In thousands)

  (Unaudited)
                                                        1997      1996

  CASH FLOWS FROM OPERATING ACTIVITIES
  Net (loss)/income                                   $(1,392)   $2,623
  Adjustments to reconcile net (loss) income
    to net cash provided by operating activities:
      Non-recurring charges                             1,801
      Depreciation and amortization                     2,925     2,001
      (Recognition) utilization of deferred tax asset   (1,778)     688
  Changes in operating assets and liabilities:
    Accounts and trade notes receivable                 2,933       914
    Inventories                                        (2,897)   (4,748)
    Prepaid expenses                                   (1,312)      (48)
    Other assets                                         (190)
    Accounts payable and accrued expenses               3,939    (2,020)
    Management fee payable                                       (1,000)
    Other liabilities                                    (286)      (59)
  Net cash provided by operating activities             3,743     1,351

  CASH FLOWS FROM INVESTING ACTIVITIES
  Acquisition of Axis Holding Incorporated               (413)
  Acquisition of Pro-Bel, Ltd.                                   (7,226)
  AcquisitionS of property and equipment               (1,588)   (1,358)
  Capitalized software development                     (1,583)     (705)
  Other                                                            (608)
  Net cash used in investing activities                (3,584)   (9,897)

  CASH FLOWS FROM FINANCING ACTIVITIES
  Payment of capital lease obligations                    (80)     (179)
  Payment of truncated shares as a result of reverse
    stock split                                           (41)
  Proceeds from exercise of common stock purchase
    warrants, net                                                   239
  Proceeds from exercise of stock options                  14       542
  Payment of term loan                                 (1,500)   (1,000)
  Payments (borrowings) of revolving credit
    agreements, net                                     2,663    (4,644)
  Proceeds from credit facility, net                             11,654
  Net cash provided by financing activities             1,056     6,612

  Effect of foreign currency rate fluctuations on
    cash and cash equivalents                               5

  Change in cash and cash equivalents                   1,220    (1,934)
  Cash and cash equivalents at beginning of period      4,555     5,012
  Cash and cash equivalents at end of period           $5,775    $3,078

  Noncash investing and financing activities:
  On March 31, 1997, the Company acquired the issued and outstanding shares of Axis Holding Incorporated. The consideration in addition to cash paid included the issuance of 173,913 of Chyron Corporation common stock valued at $750,000 and notes payable of $667,000. See Note 2 for further discussion.



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

  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 1997 are not necessarily indicative of the results that may be expected for the year ending December 31, 1997.

  2.     INVESTMENT IN AXIS HOLDINGS INCORPORATED

  On March 31, 1997, the Company acquired 100% of the capital stock of Axis Holdings Incorporated ("Axis") located in Los Angeles, California. Axis develops software in professional video and audio tools created specifically for use on the Microsoft Windows NT Operating System. The purchase consisted of $413,000 in cash paid and professional fees, $667,000 in notes and 173,913 restricted shares of Chyron common stock valued at $750,000.

  As stated in the purchase agreement, the principal portion of the note is to be paid in two successive annual installments. Installment payment amounts are contingent upon Axis achieving certain revenue targets. Installments of $350,000 and $317,000 are due on March 31, 1998 and March 31, 1999, respectively, provided that the targeted shipments of the primary product associated with the Axis division are realized on or before March 15, 1998. If the Company does not achieve its target the installment payment will be $250,000 and $417,000 due on March 31, 1998 and March 31, 1999, respectively. Interest is to be paid at the rate of 6% per year and is due with the annual installments.

  Additionally, payments equal to 20% of cumulative net profits, as defined, on the Axis product line, in excess of $1 million, will be payable to the sellers. The period for the calculation of cumulative net profits is March 31, 1997 through December 31, 1999. Payments due for each year will be made on or before April 30 of the next succeeding year.

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

  The accompanying consolidated statements of operations include the operating results of the Company and Pro-Bel since the date of the acquisition. Actual unaudited consolidated operating results for the nine months ended September 30, 1997 and proforma unaudited consolidated operating results for the nine months ended September 30,1996 assuming the acquisition had been made as of January 1, 1996, respectively, are summarized below (in thousands except per share amounts).

                                   Actual       Performa
                                September 30,  September 30,
                                    1997          1996

  Net sales                       $63,621        $67,313
  Net (loss) income               $(1,392)       $ 5,581
  (Loss) earnings per share       $  (.04)       $   .18

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

  5.    ACCOUNTS AND NOTES RECEIVABLE

  Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $2,992,000 and $2,850,000 at September 30, 1997 and December 31, 1996, respectively.

  6.    INVENTORIES

  Inventories consist of the following (in thousands):

                      September 30,  December 31,
                           1997         1996

  Finished goods         $11,798       $12,879
  Work-in-process          6,059         5,271
  Raw material             7,254         5,352
                         $25,111       $23,502

  7.    NON-RECURRING CHARGES

  For the nine months ended September  30, 1997, the Company incurred
  non-recurring charges totalling $3.1 million.   Of these total charges,
  $675,000 was related to the Company's planned secondary offering of common stock which was terminated due to the market valuation of the stock. The remainder ($2.4 million) related mainly to a repositioning by the Company to address the domestic television market's need for high definition and multichannel standard definition digital equipment that complies with recent Federal Communication Commission rulings. Included in this charge was a write-down of inventory related to product lines which have been discontinued as a result of a new market positioning strategy, severance expense related to a staff reduction in the second quarter, the write-off of software development projects related to product not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation dating back several years and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy.

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


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF
          OPERATIONS AND FINANCIAL CONDITIONS

  Results of Operations

  Overview

  This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

  Comparison of the Three Months Ended September 30, 1997 and 1996

  Sales for the quarter ended September 30, 1997 increased to $23.5 million, an increase of $2.9 million, or 14.0% over the $20.6 million reported for the third quarter of 1996. Pro-Bel product line sales increased by over 45% for the period with substantial increases being realized in U.S. sales of this line which grew over 200% in 1997 as compared to the same period in 1996. Chyron graphic product sales decreased by approximately 10%, with decreases being realized domestically. Domestic sales declined due mainly to customers opting to fill their graphic system needs with the Company's lower end Chyron products based on the recent Federal Communications Commission ("FCC") ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998 which should cause large future capital expenditures by the broadcast industry. The decrease in Chyron graphic product sales was driven mainly by a decrease in demand for the high-end iNFiNiT product line, while sales of the Max, Maxine and Liberty lines showed increases. Overall, international sales increased.

  Gross profit increased by $122,000, or 1.1%, to $10.9 million for the quarter ended September 30, 1997 from $10.8 million for the third quarter of 1996. Such increase was attributable to the increase in sales for the third quarter of 1997 offset by decreases realized due to the change in the product mix. Gross margins as a percentage of sales decreased to 46.5% in 1997 from 52.4% in 1996 mainly as a result of the increase in sales of Pro-Bel products, which historically have had lower gross margins than Chyron's gross margins. The decrease in the volume of Chyron graphics sales and the change in the product mix of this line also contributed to the decrease in gross margin.

  Selling, general and administrative ("SG&A") expenses increased by $1 million, or 17.2%, to $6.9 million in the third quarter of 1997 compared to $5.9 million for the third quarter of 1996. Such increase is due mainly to increases in expenses based on increased sales volume. SG&A as a percentage of sales increased slightly to 29.3% for the third quarter of 1997 from 28.5% for the comparable 1996 period.

  Net research and development ("R&D") expenses increased for the third quarter of 1997 over the 1996 third quarter by $203,000, or 14.0%. The increase is due mainly to intensified efforts at Chyron and Pro-Bel to address the FCC rulings described above in terms of new product development. These increases are mainly the result of increased headcount at both Chyron and Pro-Bel. This increase was offset by an increase in the net capitalized software costs, which increased $463,000 for the third quarter of 1997 versus the same period in 1996.

  Other expenses, which include interest income and expense and foreign currency transaction gains and losses, decreased to $411,000, compared to $450,000 for the third quarter of 1996. This decrease is mainly a result of the foreign currency transaction gains recognized in the third quarter of 1997.

  Income before income taxes decreased $1 million, or 34.8%, to $2 million for the third quarter of 1997 compared to $3 million for the third quarter of 1996. This decrease was attributable mainly to the decrease in gross profit as a result of product mix and increases in SG&A and R&D as described above.

  Income taxes/equivalent provision decreased to $734,000, a decrease of $455,000 from the $1.2 million reported for the third quarter of 1996. This decrease is due mainly to the decrease in income before income taxes, as described above.

  Comparison of the Nine Months Ended September 30, 1997 and 1996

  Sales for the nine month period ended September 30, 1997 increased to $63.6 million, an increase of $6.7 million, or 11.8%, over the $56.9 million reported for the 1996 comparable period. This increase was attributable to the inclusion of Pro-Bel since its acquisition on April 12, 1996 offset by a decrease of over 20% in Chyron graphic product sales. Chyron graphic product sales increased for the Max, Maxine, Liberty and Codi lines and decreased for the iNFiNiT product line.
   Gross profit decreased to $29.0 million for the nine months ended
  September 30, 1997. The decrease of $1.0 million, or 3.3% from the $30.0 million reported for the nine months of 1996, was attributable to a change in the product mix from 1996 to 1997 as is also reflected in the decline in gross margin percentages which decreased to 45.6% in 1997 from 52.7% in 1996. A shift in Chyron sales from the high end iNFiNiT lines to the Max, Maxine and Codi lines and the overall decrease in Chyron graphic product sales contributed to the decrease in both gross profit dollars and gross margin percentages. The gross margin percentage decrease was also impacted by the fact that 1997 amounts include Pro-Bel products (which historically have lower gross margin percentages) for nine months versus six months in 1996.

  SG&A expenses increased by $5.3 million, or 32.1%, to $21.6 million in 1997 compared to $16.4 million for the first nine months of 1996. The increase for the period is due mainly to the consolidation of Pro-Bel and the additional depreciation and goodwill amortization as a result of the application of the purchase accounting method on the acquired assets. Additional increases were seen due to an increase overall in sales volume.

  Net R&D expenses increased for the nine months ended September 30, 1997 compared to 1996 by $1.4 million, or 36.1%. This increase is mainly attributable to the inclusion of Pro-Bel expenditures for the full nine month period in 1997. Additional increases in R&D have been seen at both Chyron and Pro-Bel as the Company has focused its attention on new product development to address the FCC ruling described above. These increases were offset by the net capitalized software cost, which increased $713,000 for the nine months ended September 30, 1997 versus the same period in 1996.

  For the nine months ended September 30, 1997, non-recurring charges totaling $3.1 million were incurred by the Company. A non-recurring charge of $675,000 incurred in the first quarter of 1997 was attributable to the Company's planned secondary offering of common stock, which was terminated due to the market valuation of the stock. During the second quarter of 1997, in an effort to position Chyron to meet the domestic television market's need for high definition and multichannel standard definition equipment that comply with the recent FCC rulings described above, the Company underwent a repositioning which, together with several other items, resulted in non-recurring charges in the second quarter totalling $2,407,000.

  Included in this charge was a write-down of inventory related to product lines which have been discontinued as a result of a new market positioning strategy, severance expense related to products not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation dating back several years and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy.

  The specific components of the non-recurring charge are as follows (in thousands):

  Non-cash outlays:
   Write-down of inventory                      $700
   Write-off of software development costs       205
   Litigation settlement                          88
   Total non-cash charges                        993

  Cash outlays:
   Secondary offering termination                675
   Severance                                     825
   Write-off of acquisition costs                200
   Litigation settlement                         100
   Other                                         289
     Total                                    $3,082

  Cash outlays related to the non-recurring charges total $2.1 million, of which $1.3 million was made by September 30, 1997.

  Other expenses, which included interest income and expense and foreign currency transaction gains and losses, increased to $1.2 million, or 34.7%, from $872,000 for the nine months ended September 30, 1996. This increase is mainly a result of the average increased borrowings for the nine months ended 1997 versus 1996. Increases also stem from the purchase of Pro-Bel in 1996 and Axis in 1997. Interest rates remained relatively consistent for both nine month periods.

  The Company incurred a loss before income taxes of $2.0 million compared to income of $9.0 million for the same period in the prior year. This loss was attributable mainly to the decrease in sales of Chyron graphics products, the gross margin erosion as a result of the product mix, increased SG&A and R&D expenses and the $3.1 million non-recurring charges as discussed above.

  The Company recognized a $573,000 tax benefit for the nine months ended September 30, 1997 compared to an income tax provision of $3.4 million for 1996. The tax benefit was primarily attributable to the loss of $2.0 million before taxes while the provision was based on pre-tax income of $9.0 million.

  Liquidity and Capital Resources

  On January 1, 1997, Pro-Bel entered into an agreement with Barclays
  Bank PLC to obtain borrowing facilities totaling 3.0 million pounds sterling ($4,883,000 converted at the September 30, 1997 exchange rate). The facility is payable on demand and matures December 31, 1997. This facility replaced former bank facilities which expired on December 31, 1996. Upon maturity, the Company intends to replace this borrowing facility with a similar one.

  On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The revolving portion of the facility matures 3 years from closing, while the term portion matures 4 years from closing. The entire facility is secured by the Company's properties and assets. This facility replaced the $10 million secured credit facility which was due to expire on April 27, 1997. In April 1996, a portion of this new credit facility was used to fund the acquisition of Pro-Bel. Quarterly payments on the term loan portion of the facility are funded by the Company's working capital.

  On April 12, 1996, the Company issued promissory notes to the shareholders of Pro-Bel for 3.5 million pounds sterling ($5.7 million converted at the September 30, 1997 exchange rate). The notes are secured by an irrevocable letter of credit from a bank and limit amounts available under the revolving credit facility described above. The notes are due on or before April 15, 1998. At maturity, the notes will be repaid with the letter of credit described above.

  On March 31, 1997, the Company issued promissory notes to the shareholders of Axis for $667,000. The notes are payable in two annual installments beginning March 31, 1998. The Company intends to fund these payments with its working capital.

  At September 30, 1997, the Company's current ratio was 1.91 to 1 and its working capital was $31,369,000.

  At September 30, 1997, the Company had operating lease commitments for equipment, factory and office space totaling $11,887,000 of which $907,000 is payable within one year.


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

  ITEM 5. Not applicable.


  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  a) Exhibits

     (1)  On June 5, 1997, the Company entered into an Employment
  Agreement with Edward Grebow. Such agreement is incorporated herein in its entirety by reference to the report on Form 10-Q dated August 12, 1997.

     (2) On September 17, 1997, the Company entered into an Agreement with Isaac Hersly regarding the mutual agreement to sever Mr. Hersly's employment relationship with the Company. In connection therewith Mr. Hersly resigned as a Director and Officer of Chyron, effective September 26, 1997. The Severance Agreement is attached as Exhibit 1 to this document.


  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      CHYRON CORPORATION
                                      (Registrant)




  November 12, 1997                  /s/  Edward Grebow
      (Date)                              Edward Grebow
                                      Chief Executive Officer
                                          and President



  November 12, 1997                   /s/   Patricia Lampe
      (Date)                                Patricia Lampe
                                       Chief Financial Officer
                                             and Treasurer