Form 10-K
period 1997-12-31
CHYRON CORP
filed 1998-03-16
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
     WASHINGTON, DC 20549

     FORM 10-K

     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
     THE SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 1997
     Commission File Number 1-9014

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

     Common Stock, par value $.01
     (Title of Class)

     New York Stock Exchange
     (Name of exchange on which registered)

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

     YES   X          NO

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

     The aggregate market value of voting stock held by non-affiliates of the Company on March 6, 1998 was $48,530,746.

     The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 6, 1998 was 32,605,706.

     DOCUMENTS INCORPORATED BY REFERENCE

     Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain
     Relationships and Related Transactions) will be incorporated into the Company's Proxy Statement to be filed within 120 days of December 31, 1997 and are incorporated herein by reference.


     Exhibit index is located on page 53
     This document consists of 66 pages

     PART I

     ITEM 1.  BUSINESS

     General Information Regarding the Company

     Chyron Corporation ("Chyron") was incorporated under the laws of the State of New York on April 8, 1966 under the name The Computer Exchange, Inc., which was changed to the present name on November 28, 1975. On April 12, 1996, Chyron acquired Pro-Bel Limited ("Pro-Bel"). On March 31, 1997, Chyron acquired Axis Holdings Incorporated ("Axis", collectively with Chyron and Pro-Bel, the "Company"). The Company's principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and its telephone number is (516) 845-2000. Its executive offices in the United Kingdom are located at Danehill, Lower Early, Reading, Berks RG6 4PB and its telephone number is 44-1734-86-61-21.

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

     Industry Transition to High Definition Television

     In October 1996, the Federal Communications Commission ("FCC") adopted a rule that requires broadcasters to utilize digital advanced television transmission. This ruling requires broadcasters to adopt one of eighteen formats deemed acceptable as broadcast standards for digital television, ("DTV") as opposed to the current analog equipment, and, sets a timetable for the adoption of DTV, specifically High Definition Television ("HDTV"), broadcast by the year 2006.

     These decisions have set in motion the evaluation of which digital transmission formats are acceptable and will be used for replacing the current analog National Television Standards Committee ("NTSC") standards for broadcasting, news, entertainment and other program sources. Today, broadcasters are examining the performance of each of these formats, as well as their technical requirements. By the year 2006, all the current analog NTSC equipment will have to be upgraded or replaced in order to comply with the recent FCC ruling.

     The method and timing of broadcasters conversion to digital television is very important to the future profitability of Chyron. As an equipment manufacturer, Chyron plans to provide broadcasters with innovative DTV and HDTV equipment. Management views this industry transition as potentially a great opportunity. However, broadcasters' failure to convert on a timely basis would have a negative impact on the Company.

     Products

     The Company offers a broad range of products that address the needs of the video and audio production, post-production and distribution markets. The Company's line of high performance graphics systems are used by many of the world's leading broadcast stations to display news flashes, election results, sports scores, stock market quotations, programming notes and weather information. The Company's signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites. The Company's line of control and automation systems are used to automate the steps used in the management, editing and distribution of video and audio content.

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

     Electronic paint and animation systems and software. Chyron's Liberty family of paint and animation tools are resolution-independent, non-linear, digital image processing systems and software. Liberty products are used to create, edit and composite special visual effects in an on-line, real-time environment. Liberty products have been used for high-end film applications and have created special effects for major feature films, including Casino, Broken Arrow, and Godzilla. Liberty products operate on various Silicon Graphics workstations and support all popular file formats. Liberty offers a menu of video graphic creation tools, such as painting, compositing, morphing, titling, 3D transforming, layering, coloring, cycle animation, rotoscoping and cell animation.

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

     In order to maintain and increase awareness of its products, the Company displays its products at the major domestic and international trade shows of the broadcast and computer graphics industries. In the United States, the Company exhibits at the National Association of Broadcasters (NAB) and ACM SIGGRAPH conventions. It also exhibits at the International Broadcasters Conventions (IBC) in Europe, INTERBEE in Japan and Broadcast-Asia in China. The Company uses direct-mail campaigns and places advertisements in broadcast, post-production and computer industry publications.

     Sales of the Company's products in the United States and the United Kingdom are made through Company direct sales personnel, dealers, independent representatives, systems integrators and OEMs. Direct sales, marketing and product specialists serving the domestic markets act as links between the customer and the Company's development teams.

     Sales of the Company's products outside of the United States and United Kingdom are made through dealers and several representatives covering specific territories. The Company maintains a sales office in Hong Kong and is currently establishing a sales office
     in Paris, France in an effort to increase foreign sales.   In some
     territories, dealers sell products from all of the Company's product categories; in other territories, dealers handle only specific products.

     Service, Support and Training

     The Company offers comprehensive technical service, support and training to its customers through 24 hour per day, seven days per week access to trained service and support professionals.

     Training courses are available through the Company and range in length from a few days to a few weeks and consist of a mix of classroom discussions and hands-on training. The Company offers training courses for many of its products at its Melville (New
     York) headquarters and its Reading (United Kingdom) and Atlanta (Georgia) centers. The Company also conducts on-site training. Installation assistance, hardware and software, maintenance contracts and spare parts are made available by the Company. Support contracts and a responsive spare parts supply service facilitate customer satisfaction. Service is provided both domestically and internationally by the Company or its appointed dealers and representatives. The Company also provides sales and service support to its dealers from time to time. The Company provides warranties on all of its products ranging from 90 days to five years.

     Research and Development

     The Company's research and product development, conducted in Melville, New York, Reading, United Kingdom and Cupertino and Torrance, California, is focused on the continued enhancement of its existing products and the development of new ones. Product development efforts include both graphic products and end routers and switches which will comply with the FCC rulings of October 1996. This ruling will affect the broadcast industry across the next decade and beyond, specifically the adoption of digital television, and more specifically HDTV television.

     Historically, the Company has focused its efforts toward the development of complete systems rather than of either hardware or software standing alone. A strategic engineering group evaluates hardware and software technologies. Currently engineering efforts include software stand alone products and hardware with software products that address the FCC rulings described above. On March 31, 1997, the Company acquired Axis for the primary purpose of acquiring software technology owned by Axis. As a result of this acquisition, the Company plans to start shipping Concerto, a compositing software, in 1998.

     During 1997, 1996 and 1995, the Company expensed approximately $6.8 million, $5.3 million and $4.1 million, respectively, for research and development. Such amounts were net of amounts capitalized and amortized with respect to software development costs incurred in connection with the development of new products and the modification and enhancement of the then existing products.

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

     Competition

     The market for graphics imaging, editing and animation systems, signal routing systems and media storage systems is highly competitive and is characterized by rapid technological change and
     evolving industry standards.   Rapid obsolescence of products,
     frequent development of new products and significant price erosion are all features of the industry in which the Company operates.
     The FCC's recent ruling requiring broadcasters to utilize DTV transmission beginning in 1998 will require large future capital expenditures by the broadcast industry. Management recognizes this as an opportunity for the Company in the market place, but also as a result, the Company anticipates increased competition from both existing companies and new market entrants. The Company is currently aware of several major and a number of smaller competitors. In the graphics area, the Company believes its primary competitors are Aston Electronic Designs Limited, Digital Graphix Inc., Dynatech Corporation, Quantel Inc. and Scitex Corporation Ltd. In the signal management area, the Company believes its primary competitors are Dynatech Corporation, Leitch Incorporated, Philips Electronics N.V., Sony Corporation and Tektronix Inc. In the control and automation area, the Company believes its primary competitors are Accom, Inc., Louth Automation, Philips Electronics N.V., Sony Corporation and Tektronix, Inc.
     Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, certain product categories and market segments, on a region-by-region basis, in which the Company does or may compete, are dominated by certain vendors.

     Backlog

     The Company's backlog of orders at December 31, 1997 approximated $6.7 million. The Company believes these orders to be firm and expects to fulfill the entire amount of this backlog in 1998.

     Employees

     As of December 31, 1997, the Company employed 459 persons on a full-time basis, including 74 in sales and marketing, 160 in manufacturing and testing, 36 in customer support, service and training, 70 in finance and administration and 112 in research and development. None of these employees is represented by a labor union.

     Patents and Proprietary Rights

     The Company's success depends upon its ability to protect its proprietary software technology and operate without infringing the rights of others. It relies on a combination of patent, trademark and trade secret laws to establish and protect its proprietary rights in its technology.

     The Company currently has seven patents. The names Chyron, Scribe, Chyron Scribe, Chyron Scribe Junior, Chyron SuperScribe, iNFiNiT!, MAX!>, MAXINE!, CODI, I2, Chyron Care, Intelligent Interface, Intelligent Interface (I2), CMX, CMX AEGIS, CMX OMNI, Aurora, Liberty, and Liberty Aurora and Design are registered trademarks of the Company. The Company also has rights in trademarks and service marks which are not federally registered. The Company does not have registered copyrights on any of its intellectual property. The duration of patents in the United States is 20 years from priority or 17 years from issuance. As a result, the Company's existing patents will begin to expire commencing in the year 1998.


     Government Regulations

     The United States Federal Communications Commission has issued regulations relating to shielding requirements for electromagnetic interface in electronic equipment. The Company's products are in compliance with these regulations.

     The Year 2000

     The Company has taken actions to make its systems, products and infrastructure Year 2000 compliant. The Company is also beginning to inquire as to the status of its key suppliers and vendors with respect to the Year 2000. The Company believes it is taking the necessary steps to resolve Year 2000 issues; however, there can be no assurance that a failure to resolve any such issue would not have a material adverse effect on the Company. Management believes, based on available information, that it will be able to manage its total Year 2000 transition without any material adverse effect on its business operations, products or financial prospects.

     ITEM 2.  FACILITIES

     The executive offices and principal office of the Company and its graphics business are located in Melville, New York pursuant to a lease that expires on June 30, 2004. This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. The Company also leases approximately 7,000 square feet in Cupertino, California and 4,300 square feet in Torrance, California for research and development, which expire on December 31, 2002 and November 30, 2000, respectively. The Company also maintains sales offices in Atlanta and Dunwoody, Georgia of 1,000 and 2,700 square feet, respectively, and in Hong Kong of 2,000 square feet which expire on January 31, 2001, November 30, 2002 and April 26, 2001, respectively. In the United Kingdom, the Company's executive office is located in Reading, United Kingdom where it owns an approximately 19,000 square foot facility. This facility is used for manufacturing, research and development and marketing. The Company occupies additional facilities in the United Kingdom in Reading and Andover, used primarily for research and development and manufacturing, which total approximately 28,000 square feet pursuant to leases which expire from October 31, 1997 through September 24, 2020. Currently, the Company is considering expanding its Andover facility but has not made any lease commitments. The Company currently utilizes 90% to 100% of the space of all of its facilities. Management currently believes that, other than the Andover facility, each facility is suitable for its existing operations and does not foresee the need for any significant expansion of its current facilities.

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


     PART II

     ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
     SECURITY HOLDERS      MATTERS

     Principal Market

     Chyron's common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CHY". The approximate number of holders of record of the Company's common stock at December 31, 1997 was 5,784.

     The following table sets forth the high and low reported sales price for the common stock adjusted to reflect the one-for-three reverse stock split which occurred in February 1997.

                                  Price Range of Common Stock
                                                       High       Low
     Year Ended December 31, 1997
       Fourth Quarter                  $6.125    $4.125
       Third Quarter                    5.500     4.063
       Second Quarter                   5.875     3.750
       First Quarter                    9.375     4.875

     Year Ended December 31, 1996
       Fourth Quarter                 $15.375     $7.50
       Third Quarter                   19.875     12.00
       Second Quarter                  18.750     9.375
       First Quarter                   10.125     6.375

     On March 6, 1998, the closing price of the Company's common stock as reported on the NYSE was $3.625.

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

ITEM 6.  SELECTED FINANCIAL DATA
              (In thousands, except per share amounts)


                                     Year Ended December 31,
                            1997  1996(1)     1995     1994     1993

     Statement of Operations Data:

     Net sales
                         $86,774  $82,608  $53,971  $42,762  $37,391

     Cost of products sold
                          46,944   39,941   22,746   18,912   16,816

     Gross profit
                          39,830   42,667   31,225   23,850   20,575

     Operating expenses:

     Selling, general and administrative
                          29,662   22,349   17,066   14,301   13,452

     Research and development
                           6,822    5,253    4,105    4,163    3,573

     Non-recurring charges
                           3,082

     Management fee
                                             2,911    1,139      800

     West Coast restructuring charge (recapture)
                                                     (1,339)  12,716
        Total operating expenses
                          39,566   27,602   22,743   32,319   17,825

     Operating income (loss)
                             264   15,065    8,482   (8,469)   2,750

     Interest and other expense, net
                           1,242    1,666      536      525      714

     (Loss) income before provision for income taxes
                            (978)  13,399    7,946   (8,994)   2,036

     Income tax/equivalent(benefit) provision
                            (218)   4,745      470               760

     Net (loss) income     $(760)  $8,654   $7,476  $(8,994)  $1,276

     Net (loss) income per common share-basic(2)(3)
                           $(.02)   $0.27    $0.26   $(0.31)   $0.05

     Weighted average number of common shares outstanding(2)(3)
                          32,538   31,825   29,379   28,962   25,295

     Net (loss) income per common share - diluted (2)(3)
                           $(.02)    $.27     $.25   $(0.31)    $.04

     Weighted average number of common and common equivalent shares outstanding (2)(3)
                          32,538   32,327   30,382   28,962   30,231


                                          December 31,
                               1997  1996(1)   1995    1994    1993
     Balance Sheet Data:
     Cash and cash
       equivalents           $2,968  $4,555  $5,012  $1,555    $213
     Working capital         38,955  45,362  28,221  12,103  13,256
     Total assets            94,080  91,403  44,332  28,644  38,516
     Long-term obligations   21,959  21,226   4,911   4,829     200
     Shareholders' equity    53,962  53,946  29,983  13,776  22,627

     (1) Includes the operations of Pro-Bel since its acquisition by the Company on April 12, 1996. The acquisition was accounted for as a purchase. See Note 3 to the Consolidated Financial Statements.
     (2) Adjusted to reflect the Reverse Stock Split which was ratified by the Company's shareholders on January 24, 1997.
     (3) Adjusted to reflect FASB Statement No. 128, "Earnings per share".


     ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     From time to time including in this annual report, the Company may publish forward looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products,
     research and development activities  and similar matters.   The
     Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, rapid technological changes, highly competitive environment, new product introductions, seasonality, fluctuations in quarterly operating results, expansion into new markets and the Company's ability to implement successfully its acquisition and alliance strategy.

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

     The Company was incorporated under the laws of the State of New York on April 8, 1966. In 1994, the Company restructured its West Coast operations, resulting in a charge of approximately $12.7 million. In 1997, as a result of the FCC's announcement on its position for HDTV, the Company took steps to position itself for the transition to HDTV, which included appointing a new Chief Executive Officer.

     The Company's current business strategy includes the following key elements: (i) position itself as the lead vendor in providing DTV and HDTV equipment to broadcasters as they make their transition to digital television in response to the recent FCC ruling; (ii) maintain and enhance its leadership position in current markets;
     (iii) provide upgrades to existing equipment; (iv) cross sell products to its existing customers; (v) address low-end and emerging markets;
     (vi) expand its global presence; (vii) pursue strategic acquisitions and alliances; and (viii) utilize open platforms. The Company intends to continue to serve its worldwide customer base by introducing products which address the requirements to improve the production and presentation of video, audio and other data.
     The Company also intends to continue to upgrade its current high performance systems, invest in the development of new options and enhancements for its products, and provide complete system solutions to its customers.

     Acquisition of Axis

     On March 31, 1997, the Company acquired Axis, located in Los Angeles, California. Axis develops software in professional video and audio tools created specifically for use on the Microsoft Windows NT Operating System. The aggregate cost of $1.83 million consisted of $413,000 in cash, $667,000 in two year promissory notes and 173,913 restricted shares of Chyron Corporation common stock valued at $750,000.

     The acquisition of Axis was accounted for as a purchase; therefore, the cost was allocated to the net tangible assets acquired based on their estimated fair values. The majority of the purchase price was capitalized as software development costs and will be amortized over the estimated economic life of the products, commencing when each product is available for general release.

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

     The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the cost was allocated to the net tangible assets acquired based upon their estimated fair values. The excess of cost over the estimated fair values of the net tangible assets acquired amounted to $6.9 million, which is being amortized over 12 years using the straight-line method.

     Investment in RT-SET

     On February 29, 1996, the Company purchased a 19% interest in Real Time Synthesized Entertainment Technology, Ltd. ("RT-SET"), which develops, markets and sells real time virtual studio set software and proprietary communications hardware and is located in Israel. The Company purchased shares of RT-SET Convertible Preferred Stock in exchange for 800,000 restricted shares of Chyron Corporation common stock. In addition, the Company was granted certain call option rights which, if and when exercised, allows the Company to purchase up to a 51% interest in RT-SET in exchange for the issuance of additional shares of common stock. In accordance with the purchase agreement, the 800,000 shares of common stock were to be held in escrow and released in two tranches, subject to certain conditions. One-third of such shares was released from escrow in June 1996 and the remainder will be released upon the earlier of a public offering of RT-SET's equity; or RT-SET achieving two consecutive years of profitability. Prior to any public offering by RT-SET or achievement of the aforementioned profitability, the Company has the right to recover the remaining two-thirds of its shares held in escrow in exchange for its interest in RT-SET. The transaction has been recorded as the purchase of a right to acquire a 19% interest in RT-SET (which was diluted to 17% as a result of a subsequent investment by a third party). RT-SET shall retain the voting rights with respect to the escrowed shares of the Company while such shares are held by the escrow agent. The acquisition was recorded at the estimated fair value of the restricted shares of common stock released from escrow.

     Year Ended December 31, 1997 Compared to Year Ended December 31,
     1996

     Net Sales. Net sales increased 5.0% to $86.8 million in 1997 from $82.6 million in 1996. The increase was attributable to an increase in Pro-Bel product sales of 73% offset by a decrease in the Chyron Graphics line of 27%. The Pro-Bel increase is due to a combination of: (i) an increase in sales of the Pro-Bel product in the U.S. market; (ii) the fact that 1997 amounts represent 12 months of revenue, while 1996 represents revenue from the purchase date, April 12, 1996, through December 31, 1996, and (iii) increases in Pro-Bel sales in the European and other non-U.S. markets. Chyron sales declined mainly due to customers opting to fill their graphic needs with the Company's lower-end Chyron products based on the recent FCC ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998; such ruling should cause future capital expenditures by the broadcast industry. The Company's net sales consist of product sales, upgrades and enhancements and rental income as well as customer service revenue.

     Gross Profit. Gross profit decreased to $39.8 million in 1997 from $42.7 million in 1996. Gross margin as a percentage of net sales
     decreased to 45.9% in 1997 from 51.6% in 1996.   This decrease was
     caused by increases in Pro-Bel sales for the year, which have historically lower margins than the Chyron lines, as well as decreases in the Chyron margin as a result of a shift in product mix from high-end products to lower-end products as described
     above.   Customer service costs are included in selling, general
     and administrative expenses and are not material.

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 32.7% to $29.7 million in 1997 from $22.3 million in 1996. As a percentage of net sales, selling, general and administrative expenses increased to 34.2% in 1997 from 27.1% in 1996. The increase is due mainly to the inclusion of Pro-Bel expenses for 12 months in 1997, while 1996 only included 9 months of expenses. Additional increases were due to an overall increase in sales volume and increases in headcount at both Chyron and Pro-Bel.

     Research and Development Expenses. Research and development expenses increased 29.9% to $6.8 million in 1997 from $5.3 million in 1996. This increase is mainly due to the inclusion of Pro-Bel's expenditures for a full twelve month period in 1997. Additional increases in R&D have been seen at both Chyron and Pro-Bel as the Company has focused its attention on new product development to address the FCC ruling described above as well as the continued development of the "Concerto" product line of Axis, which was acquired on March 31, 1997. These increases were offset by net capitalized software cost, (exclusive of the $1.7 million of the cost of Axis capitalized), which increased approximately $1.0 million for the twelve months ended December 31, 1997 versus the same period in 1996.

     Non-recurring Charges. For the twelve months ended December 31, 1997, non-recurring charges totaling $3.1 million were incurred by the Company. A non-recurring charge of $675,000 incurred in the first quarter of 1997 was attributable to the Company's planned secondary offering of common stock, which was terminated due to the change in the market valuation of the stock. During the second quarter of 1997, in an effort to position Chyron to meet the domestic television market's need for high definition and multichannel standard definition equipment that comply with the recent FCC rulings described above, the Company underwent a repositioning which, together with several other items, resulted in non-recurring charges in the second quarter totalling $2,407,000.

     Included in this charge was a write-down of inventory related to product lines which have been discontinued as a result of a new market positioning strategy, severance expense related to staff reduction, the write-off of software development projects related to products not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation dating back several years and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy.

The specific components of the non-recurring charge are as follows
     (in thousands):


     Non-cash outlays:
       Write-down of inventory                      $700
       Write-off of software development costs       205
       Litigation settlement - Issuance of Chyron
          common stock                                88
       Total non-cash charges                        993

     Cash outlays:
       Secondary offering termination                675
       Severance                                     825
       Write-off of acquisition costs                200
       Litigation settlement                         100
       Other                                         289
         Total                                    $3,082

     Cash outlays related to the non-recurring charges total $2.1 million, of which $1.6 million was made by December 31, 1997.

     Interest and Other Expense, Net. Interest and other expense, net, decreased 25.5% to $1.3 million in 1997 from $1.7 million in 1996. The decrease was due to the fact that in 1997 a foreign transaction gain of $423,000 was recognized, as opposed to a $264,000 loss
     recognized in 1996.   This was due to the increase in the foreign
     exchange rate for British pounds sterling over the respective periods and the increased intercompany transactions between Chyron and Pro-Bel. This decrease was offset by increases in interest expense due to increases in average borrowing and interest rates over the comparable twelve month periods.

     (Loss) Income Before Provision for Income Taxes. The Company incurred a loss before taxes of ($978,000) compared to income of $13.4 million for the same prior year period. This loss was attributable mainly to the $3.1 million in non-recurring charges discussed above, coupled with decreases in sales of Chyron graphics products, the gross margin erosion as a result of product mix and increased SG&A and R&D expenses incurred in anticipation of the opportunity availing the Company as the industry transitions to HDTV.

     Income Taxes/Equivalent (Benefit) Provision. The Company recognized a $218,000 tax benefit for the twelve months ended December 31, 1997 compared to an income tax provision of $4.7 million for 1996. The tax benefit was primarily attributable to the loss of ($978,000) before taxes while the provision was based on pre-tax income of $13.4 million.

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

     Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 31.0% to $22.3 million in 1996 from $17.1 million in 1995. As a percentage of net sales, selling, general and administrative expenses decreased to 27.0% in 1996 from 31.6% in 1995. The increase in dollars was primarily due to the inclusion of Pro-Bel's operations since April 1996 and the accounting for the acquisition under the purchase method resulting in amortization of excess purchase price over net tangible assets acquired and increased depreciation, as well as increased costs as a direct result of increased sales volume. The decrease as a percentage of net sales was affected by the incurrence in 1995 of $443,000 of one-time legal and investment banking fees (incurred with respect to the undertaking of the Special Transaction Committee of the Board of Directors, which was appointed in connection with the potential change in control of the Company) and $430,000 of severance costs for former management.

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

     Income Before Provision for Income Taxes. Income before provision for income taxes increased 68.6% to $13.4 million in 1996 from $7.9 million in 1995, primarily due to the improved operating income of Chyron coupled with the addition of the operating income generated by Pro-Bel. Additionally, in 1995, Chyron was subject to management fees of $2.9 million which were not in place in 1996. These fees were offset in 1995 by income of $1.3 million realized as a result of the recapture of restructuring charges recognized in 1994.

     Income Taxes/Equivalent Provision. Income taxes/equivalent provision increased to $4.7 million in 1996 from $470,000 in 1995, primarily because in 1995 an income tax benefit of approximately $2.2 million was realized as a result of the 1994 West Coast restructuring. The increase was also due to increased income before income taxes in 1996.

     Liquidity and Capital Resources

     At December 31, 1997, the Company had cash on hand of $3.0 million and working capital of $39.0 million.

     In connection with the acquisition of Axis, the Company issued promissory notes to the shareholders of Axis for $667,000. Installment payments are due on March 31, 1998 and 1999, with the timing of the amounts due being contingent upon the Axis division realizing certain revenue targets. See Note 2 to the Consolidated Financial Statements. $250,000 of such notes is due March 31, 1998 and will be paid from Chyron's operating cash flow. Interest is payable with the annual installments at a rate of 6% per annum. See Note 11 to the Consolidated Financial Statements.

     To finance the acquisition of Pro-Bel, the Company incurred additional debt of $7.2 million used cash on hand of $6.9 million and issued promissory notes to the shareholders of Pro-Bel for 3.5 million pounds sterling ($5.7 million, converted at the December 31, 1997 exchange rate). See Note 3 to the Consolidated Financial Statements. The promissory notes are secured and will be paid by an irrevocable letter of credit from a bank. The amount of this irrevocable letter of credit is included as an outstanding borrowing in the formula used to calculate borrowing availability for the Company's facility with Fleet Bank described below. Interest through April 15, 1998 is equal to LIBOR as of April 15, 1997 (7.03%) and is payable quarterly. Interest through April 15, 1997 was equal to LIBOR as of April 15, 1996 (6.46%). The notes are due on or before April 15, 1998 and are subordinated to any obligations to a bank or financial institution currently existing or subsequently entered into. The notes can be prepaid without penalty. See Note 11 to the Consolidated Financial Statements.

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

     On March 28, 1996 and April 16, 1996, the Company entered into agreements with Fleet Bank (formerly NatWest Bank) to obtain a revolving credit facility of $10.0 million and a term loan of $8.0 million, respectively. The entire facility is secured by certain of the Company's assets. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and
     inventory.   Interest on the revolving credit facility is equal to
     adjusted LIBOR plus 175 basis points or prime (8.50% at December 31, 1997) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime and is payable monthly. At December 31, 1997, the Company did not comply with certain financial covenants and, accordingly, had obtained waivers for periods up to and including March 30, 1998 and amendments with respect to such covenants from its lender for periods up to and including April 16, 2000, the
     maturity date of the term loan.   Currently management is
     negotiating an increase in the revolving credit facility with the Bank. The revolving credit facility is scheduled to expire on March 28, 1999. Management intends to renew such facility prior
     to the expiration date.   See Note 11 to the Consolidated Financial
     Statements.

     Pro-Bel has a commercial mortgage term loan with Barclay's Bank
     Plc. ("Barclays").   The loan is secured by a building and property
     located in the United Kingdom. Interest is equal to LIBOR plus 2% (9.56% at December 31, 1997). The loan (including interest) is payable in quarterly installments of 80,600 pounds sterling ($133,000, converted at the December 31, 1997 exchange rate). See
     Note 11 to the Consolidated Financial Statements.

     On January 13, 1998, Pro-Bel entered into an agreement with Barclays whereby Barclays agreed to provide an overdraft facility of up to 4.0 million pounds sterling through December 31, 1998 to Pro-Bel, and its subsidiaries. The overdraft facility provides for interest at 1.5% per annum over the banks base rate. Interest is payable quarterly in arrears. This facility replaces the overdraft facility of up to 3.0 million pounds sterling in place at December 31, 1997. All monies under the facility are repayable upon written demand. Management intends to renew this facility on or about December 31, 1998. Total borrowings are limited to amounts computed under multiple formulas of eligible accounts receivable and inventory.

     On December 20, 1996, Pro-Bel entered into an agreement with a bank to obtain an overdraft facility of up to 3.0 million pounds sterling through December 31, 1997, subsequently extended to January 12, 1998 ($4,943,000 converted at the December 31, 1997 exchange rate). Total borrowings were limited to amounts computed under a formula for eligible accounts receivable. Interest was equal to the bank's base rate plus 1.5% (8.75% at December 31, 1997) and was payable in arrears. The facility was payable upon written demand by the bank and any undrawn portion was cancellable by the bank at any time. This facility was replaced by the facility with Barclays, described above, dated January 13, 1998.

     At December 31, 1997, the Company had operating and capital lease commitments totaling $12.9 million and $.8 million, respectively, of which $1.1 million and $.4 million, respectively is payable within one year. Such lease committments were for equipment, factory and office space and are expected to be paid out of operating cash flows of the Company. See Note 15 to the Consolidated Financial Statements.

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

     Industry Transition to High Definition Television

     As discussed above, in October 1996, the FCC adopted a new digital television standard. Conversion to the new standard will produce potentially great opportunity to companies involved in the broadcast industry and related business, however, this change has caused uncertainty, hesitation and confusion for broadcasters and other customers in their decisions on capital spending. The delay in capital spending by broadcasters has affected Chyron graphic sales. The method and timing of broadcasters conversion to digital television is very important to the future profitability of Chyron.

     The Year 2000

     The Company has taken actions to make its systems, products and infrastructure year 2000 compliant. The current budget includes an allocation of $400,000 for a new integrated information system at Pro-Bel. Management believes based on available information that aside from the amounts described above, additional year 2000 issues are immaterial and that the Company will be able to handle the year 2000 transition, without any material adverse effects on its business operations, products or financial prospects.


     REPORT OF INDEPENDENT AUDITORS



     To the Board of Directors and
     Shareholders of Chyron Corporation

     In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) and (2) on page 53 presents fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 1997 and 1996 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



     New York, New York
     January 29, 1998

     ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


     CHYRON CORPORATION
     CONSOLIDATED BALANCE SHEETS
     (In thousands, except per share amounts)


                                               December 31,
     Assets                                   1997      1996

     Current Assets;
      Cash and Cash equivalents             $2,968    $4,555
      Accounts and notes receivable         21,125    25,237
      Inventories                           26,540    23,502
      Prepaid expenses                       1,897       865
      Deferred tax asset                     4,301     6,015
      Other                                    283     1,419
       Total current assets                 57,114    61,593
     Property and equipment                 12,373    12,701
     Excess of cost over net
      tangible assets acquired               6,779     6,439
     Investment in RT-SET                    2,161     2,161
     Software development costs              5,224     2,176
     Deferred tax asset                      7,070     4,709
     Other                                   3,359     1,624
     TOTAL ASSETS                          $94,080   $91,403

     Liabilities and Shareholders' Equity

     Current Liabilities:
      Accounts payable and accrued
       expenses                            $15,491   $13,925
      Current portion of long-term debt      2,318     2,081
      Capital lease obligations                350       225
       Total current liabilities            18,159    16,231
     Long-term debt                         17,774    18,162
     Capital lease obligations               2,007     1,903
     Accrued pension expense                   317       118
     Other                                   1,861     1,043
      Total liabilities                     40,118    37,457

     Commitments and contingencies
      (see Note 15)
     Shareholders' equity:
      Preferred stock, par value
      without designation;
      Authorized - 1,000,000 shares;
      Issued - none
      Common stock, par value $.01;
      Authorized - 150,000,000 shares;
      Issued and outstanding, 32,605,706
      and 32,384,635 shares at 1997 and
      1996, respectively                       326       324
     Addtional paid-in capital              44,016    43,124
     Retained earnings                       9,237     9,997
     Cumulative translation adjustment         383       501
      Total shareholders' equity            53,962    53,946
     TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                               $94,080   $91,403

     See Notes to Consolidated Financial Statements


     CHYRON CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS
     (In thousands, except per share amounts)


                                        year Ended December 31,
                                         1997      1996      1995

     Net sales                        $86,774   $82,608   $53,971
     Cost of products sold             46,944    39,941    22,746
     Gross profit                      39,830    42,667    31,225

     Operating expenses:
      Selling, general, and
       administrative                  29,662    22,349    17,066
      Research and development          6,822     5,253     4,105
      Non-recurring charges             3,082
      Management fee                                        2,911
      West Coast restructuring
       charge (recapture)                                  (1,339)
     Total operating expenses          39,566    27,602    22,743

     Operating income                     264    15,065     8,482
     Interest and other expense,
      net                               1,242     1,666       536
     (Loss) income before
      provision for income taxes         (978)   13,399     7,946
     Income taxes/equivalent
      (benefit) provision                (218)    4,745       470
     Net (loss) income                  $(760)   $8,654    $7,476

     Net (loss) income per
      common share:
      Basic                             $(.02)     $.27      $.26
      Diluted                           $(.02)     $.27      $.25

     Weighted average shares
      used in computing net
      (loss) income per
      common share:
      Basic                            32,538    31,825    29,379
      Diluted                          32,538    32,327    30,382

     See Notes to Consolidated Financial Statements


     CHYRON CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     (In thousands)


                                                Year Ended December 31,
                                                1997      1996     1995

     CASH FLOWS FROM OPERATING ACTIVITIES:
     Net (loss) income                         $(760)   $8,654   $7,476
     Adjustments to reconcile net (loss)
      income to net cash provided by
      operating activities:
      Non-recurring charges                      890
      West Coast restructuring (recapture)                       (1,339)
      Depreciation and amortization            4,137     3,120    2,067
      (Provision) benefit of deferred
       income taxes                           (1,241)    2,335      354
     Changes in operating assets and
      liabilities:
      Accounts and trade notes receivable      3,851    (3,505)    (742)
     Inventories                              (3,575)   (3,303)  (6,181)
     Prepaid expenses                         (1,038)     (117)   1,320
     Other assets                               (600)     (464)
     Accounts payable and accrued expenses     1,382    (2,865)   1,112
     Other liabilities                           936
     Management fee payable                             (1,000)   1,000
     Reserve for West Coast restructuring                        (1,327)
     Net cash provided by operating
      activities                               3,982     2,855    3,740

     CASH FLOWS FROM INVESTING ACTIVITIES:
     Acquisition of Axis                        (413)
     Acquisition of Pro-Bel and Investment
      in RT-SET                                         (7,191)
     Acquisition of property and equipment    (1,621)   (1,802)    (710)
     Capitalized software development         (2,678)   (1,268)    (207)
     Other                                                  52       28
     Net cash (used in) investing activities  (4,712)  (10,209)    (889)

     CASH FLOWS FROM FINANCING ACTIVITIES:
     Payment of term loan                     (2,000)   (1,500)
     Borrowings (Payments of) from revolving
      credit agreement, net                    1,374    (4,144)  (4,500)
     Payments of capital lease obligations      (290)     (262)    (106)
     Net proceeds from new credit facility              11,976    4,741
     Proceeds from exercise of common stock
      purchase warrants, net                               239      471
     proceeds from exercise of stock options     108       552
     Other                                       (52)
     Net cash (used in) provided by
      financing activities                      (860)    6,861      606
     Effect of foreign currency rate
      fluctuations on cash and cash
      equivalents                                  3        36

     Change in cash and cash equivalents (1,587) (457) 3,457 Cash and cash equivalents at beginning
      of year                                  4,555     5,012    1,555
     Cash and cash equivalents at end of
      year                                    $2,968    $4,555   $5,012

     SUPPLEMENTAL CASH FLOW INFORMATION:
      Interest paid                           $1,348    $1,636     $555
      Income taxes paid                         $697    $2,920     $116


     See Notes to Consolidated Financial Statements


     CHYRON CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)
     (In thousands)


     Non-cash investing and financing activities:

     On March 31, 1997, the Company acquired the issued and outstanding shares of Axis Holdings Incorporated. The consideration in addition to cash paid included the issuance of 173,913 shares of Chyron Corporation common stock valued at $750,000 and notes payable of $667,000. See Note 2 to the Consolidated Financial Statements.

     The Company recorded capital lease obligations of $614,000 during 1997 related to the acquisition of equipment.

     On February 29, 1996, the Company effectively acquired an option to acquire a 19% interest in RT-SET Ltd. in exchange for 800,000 shares of Chyron common stock. See Note 4 to the Consolidated Financial Statements.

     On April 12, 1996, the Company acquired the issued and outstanding shares of Pro-Bel. The consideration in addition to cash included 1,048,735 shares of Chyron common stock valued at $6,868,000 and notes payable of $5,349,000 (3.5 million pounds sterling valued at the exchange rate at the date of acquisition). See Note 3 to the
          Consolidated Financial Statements.
CHYRON CORPORATION
     CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
     (In thousands)

                                         Retained
                         Additional      Earnings   Cumulative
                            Paid-In  (Accumulated   Translation
          Shares   Amount   Capital       Deficit    Adjustment

     Balance at December 31, 1994
          29,131    $291    $19,618      $(6,133)

     Net income
                                           7,476

     Exercise of warrants
             726       7        464

     Conversion of subordinated notes
             167       2         98

     Benefit of utilization of net net operating loss carryforward under Fresh Start Reporting
                              1,360

     Income tax equivalent benefit from reduction of deferred tax asset valuation allowance
                              6,800

     Balance at December 31, 1995
          30,024     300     28,340        1,343

     Net income
                                           8,654

     Exercise of warrants
             398       4        235

     Exercise of stock options
             114       1        551

     Issuance of stock in connection with acquisiton of Pro-Bel, Ltd.
           1,049      11      6,857

     Issuance of stock in connection with investment in RT-SET
             800       8      1,942

     Cumulative translation adjustment
                                                       $501

     Income tax equivalent benefit from reduction of deferred tax asset valuation allowance
                              5,199

     Balance at December 31, 1996
         32,385      324     43,124        9,997        501

     Net loss
                                            (760)

     Exercise of stock options
             22                 108


     Issuance of stock in connection with the acquisition of Axis
            174        2        748

     Issuance of shares in ocnnection with a litigation settlement
             25                  88

     Payment of truncated shares as a result of reverse stock split
                                (52)

     Cumulative translation adjustment
                                                    (118)

     Balance at December 31, 1997
          32,606    $326    $44,016       $9,237    $383


     CHYRON CORPORATION
     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     1. NATURE OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING
        POLICIES

     Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") develop manufacture, market and support a broad range of equipment, software and systems that facilitate the production and enhance the presentation of live and pre-recorded video, audio and other data. Chyron's wholly-owned United Kingdom subsidiary, Pro-Bel Limited ("Pro-Bel"), develops, manufactures and markets signal management systems and control and automation systems.

     Basis of Presentation

     The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. On April 12, 1996, the Company acquired Pro-Bel and its subsidiaries (see Note 3). The Company established Chyron Overseas Limited June 5, 1997. The Company's other subsidiaries are inactive.

     Restatement and Reclassification

     On January 24, 1997, the Company's shareholders ratified a one-for-three reverse stock split. (Loss)/income per share, weighted average shares used in computing net (loss)/income per common share, common stock issued and outstanding, additional paid-in-capital and all other common stock transactions presented in these consolidated financial statements have been restated to reflect the one-for-three reverse stock split. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

     Accounting Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Actual results could differ from those estimates.

     Cash and Cash Equivalents

     Cash includes cash on deposit and amounts invested in a highly liquid money market fund. Cash equivalents consist of short term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

     Inventories

     Inventories are stated at the lower of cost or market, cost being determined on a first-in, first-out basis. The need for inventory obsolescence provisions is evaluated quarterly by the Company and, when appropriate, provisions for technological obsolescence, non-profitability of related product lines and excess quantities on hand are made.

     Property, Equipment and Depreciation

     Property and equipment are stated at cost. Depreciation and amortization are provided on the straight line method over the following estimated useful lives:

     Building                  35 years
     Machinery and Equipment   3-10 years
     Furniture and Fixtures    5-10 years
     Leasehold Improvements    Shorter of the life of improvement
                               or remaining life of the lease


     Shorter of the life of improvement or remaining life of the leaseExcess of Cost over Net Tangible Assets Acquired

     The Company continually evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned excess of cost over the value of net tangible assets acquired (goodwill) or its carrying amount. In making such determinations, the Company evaluates undiscounted cash flows of the underlying business which gave rise to such amount. Approximately 91% of the Company's goodwill is a result of the 1996 acquisition of Pro-Bel Limited (see Note 3). Costs in excess of net assets are being amortized over 12 years using the straight line method. Amortization in 1997 and 1996 amounted to $603,000 and $487,000, respectively.

     Software Development Costs

     Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs is continually monitored by management with respect to anticipated future revenues and estimated economic life. Amortization of capitalized software development costs is provided on a product-by-product basis over the products' estimated economic life, which ranges from 3-5 years, using the straight line method.

     Impairment of Long-Lived Assets

     The Company continually evaluates whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. In making such determination the Company reassesses market value, assesses recoverability, replacement values, and evaluates undiscounted cash flows of the underlying business in valuing goodwill. Currently management does not believe any of its long-lived assets are impaired.

     Revenue Recognition

     Net sales, which include revenue derived from product sales and upgrades as well as service revenue, are recorded upon shipment of product or performance of service. Customer service costs are included in selling, general and administrative expenses and are not material.

     Non-recurring Charges

     During 1997, the Company incurred non-recurring charges totaling $3.1 million related to both the 1) termination of the Company's planned secondary offering of common stock due to the decline in the market valuation of the Company's stock and 2) a respositioning by the Company to address recent FCC rulings, which will transition the domestic television market to DTV and HDTV. The principal components of the repositioning charge included a writedown of inventory related to product lines which have been discontinued as a result of a new market positioning strategy, severance expense related to staff reductions, write-off of software development projects related to products not within the new strategy, write-off of costs related to a potential acquisition that was abandoned due to the new strategy and the settlement of litigation dating back several years. These charges are included in the Company's operating expenses for the year.

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

     The Company's net deferred tax assets represent the tax benefit to be derived from the pre- and post- reorganization net deductible temporary differences and net operating loss carryfowards.

     Foreign Currencies

     The functional currency for the Company's foreign operations is the applicable local currency. The translation from the applicable foreign currency to U.S. dollars is performed for asset and liability accounts using period-end exchange rates and for revenue and expense accounts using a weighted average exchange rate during the periods. The gains or losses resulting from such translation are recorded in the cumulative translation adjustment account which is included in shareholders' equity. Transaction gains or losses are included in interest and other expenses.

     Net (Loss) Income Per Share

     In 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share," which the Company has adopted for
     the year ended December 31, 1997.   Accordingly, all prior period
     amounts have been restated to reflect this new statement.

     Basic net (loss)/income per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted net (loss) income per common share is computed based on the weighted average number of common shares outstanding during the year plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. Incremental shares of nil, 502,000 and 1,003,000 in 1997, 1996 and 1995, respectively were used in the calculation of diluted net
     (loss) income per share.

     For 1997 and 1996, outstanding common stock options of 2,458,423 and 396,302, respectively, were not included in the computation of diluted net (loss) income per common share because their effect would have been anti-dilutive.

     Comprehensive Income

     The Company has adopted Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income", for the year ended December 31, 1997. The components of comprehensive income which are excluded from net (loss)/income are not significant individually or in the aggregate and, therefore, no separate statement of comprehensive income has been presented.

     Common Stock Equivalents

     In December 1991, the Company issued to Pesa, Inc. ("Pesa"), a Delaware corporation, and its then majority shareholder, $5 million of Convertible Subordinated Notes ("Notes"). The Notes were convertible into shares of common stock at a conversion price of $.60 per share. As of December 31, 1995, all of the Notes had been so converted.

     In January 1992, shareholders of the Company, other than Pesa, received one warrant for every two shares of common stock held when
     the Company issued 1,931,851 Common Stock Purchase Warrants.   Each
     warrant entitled its holder to purchase one share of common stock at $.60 per share. As of January 31, 1996, the expiration date of the warrants, a total of 1,736,182 Common Stock Purchase Warrants had been exercised.

     During 1995, 1996 and 1997, respectively, the Company's Board of Directors granted to certain employees 1,041,666, 435,000 and 1,215,834 Incentive and Non-Incentive Stock Options for the purchase of Chyron common stock and to non-employee members of the Board of Directors 30,000, 33,332 and 23,331 Non-Incentive Stock Options for the purchase of Chyron common stock. The exercise price of each stock option granted is the quoted closing market price at the date of such grant. See Note 12.

     Stock-Based Compensation Plans

     The Company elected to continue following Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", (APB 25) in accounting for its employee stock options, rather than adopt the alternate method of accounting provided under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). Under APB 25, the Company does not recognize compensation expense on stock options granted to employees because the exercise price of each option is equal to the market price of the underlying stock on the respective date of grant. See Note 12.

     2. INVESTMENT IN AXIS HOLDINGS INCORPORATED

     On March 31, 1997, the Company acquired 100% of the capital stock of Axis Holdings Incorporated ("Axis") located in Los Angeles, California. Axis develops software in professional video and audio tools created specifically for use on the Microsoft Windows NT Operating System. The purchase consisted of $413,000 in cash paid, $667,000 in notes and 173,913 restricted shares of Chyron common stock valued at $750,000.

     As stated in the purchase agreement, the principal portion of the note is to be paid in two successive annual installments. Installment payment amounts are contingent upon Axis achieving certain revenue targets. The timing of the installments of $250,000 and $417,000 are due on March 31, 1998 and March 31, 1999,
     respectively. Interest is to be paid at the rate of 6% per year and is due with the annual installments.

     Additionally, payments equal to 20% of cumulative net profits, as defined, on the Axis product line, in excess of $1 million, will be payable to the sellers. The period for the calculation of cumulative net profits is March 31, 1997 through December 31, 1999.
      At December 31, 1997, there were no profits yet accumulated on the
     Axis product line.   Payments due for each year will be made on or
     before April 30 of the next succeeding year.

     The acquisition was accounted for as a purchase. Accordingly, the costs of the acquisition were allocated to the net assets acquired based on their estimated fair values. The majority of the purchase price was capitalized as software development costs and will be amortized over the estimated economic life of the products (not to exceed 5 years), commencing when each product is available for general release.

     3. ACQUISITION OF PRO-BEL LIMITED

     On April 12, 1996, the Company acquired Pro-Bel in exchange for $6.9 million in cash, 3.5 million British pounds sterling ($5.3 million at the exchange rate of date of acquisition) in notes and 1,048,735 shares of restricted Chyron common stock valued at $6.9 million. The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the net assets acquired based upon their estimated fair values.


     The following summary financial data includes the proforma operating results of the Company and Pro-Bel for the year ended December 31, 1996, assuming the acquisition of Pro-Bel had been made as of January 1, 1996 (in thousands except per share amounts).

                                 Unaudited
                                  Proforma
                               December 31,
                                      1996

     Net Sales                     $92,974
     Net (loss) income              $8,633
     Net (loss) income per share      $.27

     These pro forma results have been prepared for comparative purposes only and include adjustments as a result of applying purchase accounting and conversion to generally accepted accounting principles in the United States, such as additional depreciation expense and cost of goods sold due to the step-up in the basis of fixed assets and inventory, respectively, goodwill amortization, a decrease in research and development due to the capitalization of software development costs net of the amortization of such costs, increased interest expense on acquisition debt and the estimated income tax effect on the acquisition financing. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place on the aforementioned dates or of future results of operations of the consolidated entities.

     4. INVESTMENT IN RT-SET

     On February 29, 1996, the Company effectively purchased an option to acquire a 19% interest in Real Time Synthesized Entertainment Technology, Ltd. ("RT-SET"), located in Tel Aviv, Israel. RT-SET develops, markets and sells real time virtual studio set software and proprietary communications hardware that operate on Silicon Graphics systems. In form, Chyron purchased shares of RT-SET Convertible Preferred Stock, which are convertible into RT-SET common stock, in exchange for 800,000 shares of Chyron restricted common stock. In accordance with the purchase agreement, the 800,000 shares of Chyron common stock were to be held in escrow and released in tranches of one-third and two-thirds, subject to certain conditions. During 1996, the first of these conditions was met, which resulted in the release of 266,666 shares of Chyron restricted common stock to RT-SET. Upon the satisfaction of the remaining conditions, the remaining 533,334 escrowed shares will be released. If the conditions are not met or at Chyron's option, the remaining shares of Chyron restricted common stock held in escrow will be returned to the Company in exchange for the RT-SET Convertible Preferred Stock held by the Company. Accordingly, the transaction has been recorded as the purchase of a right to acquire a 19% interest in RT-SET (which was diluted to 17% as a result of a subsequent investment by a third party). RT-SET retains the voting rights with respect to the escrowed Chyron shares while such shares are held by the escrow agent. The investment was recorded and is currently carried at the then estimated fair value of the Chyron restricted common stock released from escrow. In addition, Chyron was granted certain call option rights which, if and when exercised, will result in the Company owning up to a 51% interest in RT-SET.

     5. CONTROL OF REGISTRANT

     Prior to July 25, 1995, the Company's majority shareholder and parent was Pesa, Inc. ("Pesa"). Pursuant to two agreements dated May 26, 1995 and July 25, 1995, Pesa sold all of its shares of Chyron Corporation (19,804,904) to an investor group. Additionally, Sepa Technologies, Ltd. ("Sepa") an affiliate of Pesa, sold 1,666,667 of its shares of Chyron Corporation and the voting rights and right of first refusal with respect to an additional 3,000,000 shares owned by Sepa to the same investor group.

     6. ACCOUNTS AND NOTES RECEIVABLE

     Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $3,124,000 and $2,850,000 at December 31, 1997 and 1996, respectively. The provision for doubtful accounts amounted to $533,000, $nil, and $466,000 for 1997, 1996 and 1995,
     respectively. The carrying amounts of accounts and notes receivable approximate their fair values.

     The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations.

     Accounts and notes receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 1997 and 1996, receivables included approximately $13.6 million and $12.5 million, respectively, due from foreign customers.

     7. INVENTORIES

     Inventories consist of the following (in thousands):

                            December 31,
                           1997       1996

     Finished goods     $12,346    $12,879
     Work-in-process      9,303      5,271
     Raw material         4,891      5,352
                        $26,540    $23,502

     8. PROPERTY AND EQUIPMENT

     Property and equipment consist of the following (in thousands):

                                  December 31,
                                 1997     1996

     Land                        $798     $798
     Building                   1,619    1,619
     Machinery and equipment   14,019   12,175
     Furniture and fixtures     2,287    2,098
     Leashold improvements        727      691
                               19,450   17,381

     Less:  Accumulated
     depreciation and
     amortization               7,077    4,680
                              $12,373  $12,701

     Machinery and equipment at December 31, 1997 and 1996 includes $1,045,000 and $818,000, respectively, of assets held under capital lease obligations. Accumulated depreciation at December 31, 1997 and 1996 includes $516,000 and $381,000, respectively, attributable to assets held under capital lease obligations. See Note 15.

     Depreciation expense, which includes amortization of capital lease assets, was $2,362,000, $1,671,000 and $1,054,000 in 1997, 1996 and
     1995, respectively.

     9. SOFTWARE DEVELOPMENT COSTS

     The following amounts were capitalized, amortized and written off (in thousands):

                                              1997     1996     1995

     Amounts capitalized                    $4,425   $1,420     $207
     Less: Amortization (included in
     Research and Development expense)      (1,172)    (960)  (1,013)
     Non-recurring charge-writedown
     to net realizable value                  (205)
     Net increase (decrease)
     in software development costs          $3,048     $460    $(806)

     Capitalized amounts for 1997 include $1.7 million arising from the purchase of Axis (See Note 2). Accumulated amortization at
     December 31, 1997 and 1996 was $4,554,000 and $3,177,000,
     respectively.

     10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

     Accounts payable and accrued expenses consist of the following (in thousands):

                                  December 31,
                                 1997     1996
     Accounts payable          $7,948   $7,500
     Compensation               1,898    1,741
     Income taxes payable         486    1,225
     Other accrued items        5,159    3,459
                              $15,491  $13,925

     The carrying amounts of accounts payable and accrued expenses approximate their fair values.

     11. LONG-TERM DEBT

     Long term debt consists of the following (in thousands):

                                                     December 31,
                                                   1997       1996

     Term loan, maturing April 16, 2000 (a)      $4,500     $6,500
     Revolving credit facility, maturing
     March 28, 1999 (a)                           2,730      2,730
     Commercial mortgage term loan,
     maturing March 28, 2010 (c)                  1,965      2,097
     Promissory notes, payable
     on or before April 15, 1998 (d)              5,766      5,917
     Trade finance facility maturing
     December 31, 1997
     replaced with debt maturing
     December 31, 1998 (g)                        4,464
     Promissory notes, payable in
     installments on March 31, 1998
     and March 31, 1999 (b)                         667
     Trade finance facility, maturing
     December 31, 1996
     replaced with debt maturing
     December 31, 1997 (e)                                   1,209
     Overdraft facility, maturing
     December 31, 1996
     replaced with debt maturing
     December 31, 1997 (f)                                   1,790
                                                20,092     20,243
     Less amounts due in one year                 2,318      2,081
                                                $17,774    $18,162

     a) On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The entire facility is secured by Chyron's accounts receivable and inventory and the common stock of Pro-Bel. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and
     inventory.   Interest on the revolving credit facility is equal to
     adjusted LIBOR plus 175 basis points or prime (8.50% at December 31, 1997) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime and is payable monthly. The Company must pay a commitment fee equal to 1/4 of 1% per annum on the average daily unused portion of the credit facility. The commitment fee is payable on the last day of each quarter commencing June 30, 1996. This agreement contains, among other provisions, requirements for maintaining defined levels of net worth, leverage, capital expenditures, lease payments and various financial ratios. The Company is prohibited by the agreement from paying cash dividends in excess of 25% of its net income for the then current fiscal
     year.   As of December 31, 1997, the Company did not comply with
     certain financial covenants; however, it has received from its lender waivers for periods up to and including March 30, 1998 and amendments with respect to certain covenants for periods up to and including April 16, 2000, the maturity date of the term loan.

     (b) On March 31, 1997, the Company issued promissory notes to the shareholders of Axis for $667,000 in conjunction with the acquisition (see Note 2). Installment payments are due on March 31, 1998 and 1999. Interest is payable with the annual installments, at a rate of 6% per annum. The Company will pay the first installment due March 31, 1998 of $250,000 out of operating cash flow.

     (c) Pro-Bel has a commercial mortgage term loan with a bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR plus 2% (9.56% at December 31, 1997) . The loan (including interest) is payable in quarterly installments of 80,600 pounds sterling ($133,000, converted at the December 31, 1997 exchange rate).

     (d) On April 12, 1996, the Company issued promissory notes to the shareholders of Pro-Bel for 3.5 million pounds sterling ($5,766,000, converted at the December 31, 1997 exchange rate and $5,919,000 converted at the December 31, 1996 exchange rate) in conjunction with the acquisition (see Note 3). The promissory notes are secured and will be paid by an irrevocable letter of
     credit from a bank.   The amount of this irrevocable letter of
     credit will be drawn against the revolving credit facility
     described in (a) above, which expires in 1999.   Interest from
     April 16, 1997 through April 15, 1998 is equal to LIBOR as of April 15, 1997 (7.03%) and is payable quarterly. Interest through April 15, 1997 was equal to LIBOR as of April 15, 1996 (6.46%) and was
     payable quarterly.    The notes are due on or before April 15, 1998
     and are subordinated to any obligations to a bank or financial institution currently existing or subsequently entered into.

     (e) On February 1, 1996, Pro-Bel entered into an agreement with a bank to obtain a trade finance facility of 750,000 pounds sterling ($1,267,000, converted at the December 31, 1996 exchange rate).
     The facility was secured by Pro-Bel's accounts receivable.
     Interest was equal to the bank's base rate plus 2% (8% at December 31, 1996) on advances against accounts receivable in pounds sterling and equal to the Barclays Bank PLC currency call loan rate plus 2% (8% at December 31, 1996) on advances against foreign accounts receivable. Interest was payable quarterly, in arrears. At December 20, 1996 this facility was replaced by the facility described in (g) below.

     (f) On February 1, 1996, Pro-Bel entered into an agreement with a bank to obtain an overdraft facility of 750,000 pounds sterling ($1,276,000 converted at the December 31, 1996 exchange rate). Interest was equal to the bank's base rate plus 2.5% (8.5% at December 31, 1996) and was payable quarterly commencing in March 1996. The facility had a sublimit for overdraft on Pro-Bel's wholly owned subsidiary, Trilogy Broadcast Limited, of 160,000 pounds sterling ($270,000, converted at the December 31, 1996 exchange rate). At December 20, 1996, this facility was replaced by the facility described in (g) below.

     (g) On December 20, 1996, Pro-Bel entered into an agreement with a bank, to obtain an overdraft facility of up to 3.0 million pounds sterling through December 31, 1997 and extended through January 12,
     1998.   ($4,943,000 converted at the December 31, 1997 exchange
     rate). Total borrowings are limited to amounts computed under a formula for eligible accounts receivable. Interest is equal to the bank's base rate plus 1.5% (8.75% at December 31, 1997) and is payable quarterly commencing March 1997. The facility has sublimits for overdraft for Pro-Bel's wholly owned subsidiaries. The facility is payable upon written demand by the bank and any undrawn portion may be cancelled by the bank at any time. This facility was replaced by a new facility dated January 13, 1998, with the same bank as desribed below.

     On January 13, 1998, Pro-Bel entered into an agreement with a bank whereby the bank agreed to provide an overdraft facility of up to
     4.0 million pounds sterling through December 31, 1998 to Pro-Bel and its subsidiaries. The overdraft facility provides for interest at 1.5% per annum over the bank's base rate. Interest is payable quarterly in arrears. This facility replaces the overdraft facility of up to 3.0 million pounds sterling in place at December
     31, 1997 desribed at (g) above.   All monies under the facility are
     repayable upon written demand. Total borrowings are limited to amounts computed under multiple formulas of eligible accounts receivable and inventory. It is the Company's intent to refinance this facility prior to its expiration date. Accordingly, the Company has classified this debt as long-term.

     Aggregate maturities of long term debt in the next five years are as follows (in thousands):

     1998   $2,318
     1999   15,447
     2000      572
     2001       74
     2002       76

     The carrying amounts of long-term debt instruments approximate their fair values.

     Net interest expense was $1,665,000, $1,402,000 and $536,000 in
     1997, 1996 and 1995, respectively.

     12. LONG-TERM INCENTIVE PLAN

     In May 1995, the Company's shareholders approved the Chyron Corporation Long-Term Incentive Plan ("the Plan"). The Plan, as amended in May 1997, allows for a maximum of 3,000,000 shares of common stock to be available with respect to the grant of awards under the Plan. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of the Company's Board of Directors. Options issued to employees other than the Company's Chief Executive Officer ("CEO") vest over a three year period. Certain options issued to the CEO vest one third at issuance, with the remaining two thirds vesting over two years. Additional options issued to the CEO vest based on the earlier of the attainment of specified criteria or June 5, 2003. Options issued to non-employee members of the Company's Board of Directors vest immediately.

     Transactions involving stock options are summarized as follows:

                               Stock Options
                                 Outstanding   Price per share

     Balance, January 1, 1995
         Granted                 1,071,665     $4.875-$5.625
         Exercised
         Cancelled
     Balance, December 31, 1995    1,071,665     $4.875-$5.625
         Granted                   468,332    $9.375-$16.125
         Exercised                (113,018)    $4.875-$5.625
         Cancelled                 (86,666)           $4.875
     Balance, December 31, 1996    1,340,313    $4.875-$16.125
         Granted                 1,767,498      $4.25-$5.875
         Exercised                 (22,220)           $4.875
         Cancelled                (627,168)     $9.00-$12.75
     Balance, December 31, 1997    2,458,423     $4.25-$16.125

     The following table summarizes information concerning currently outstanding and exercisable stock options:

                                Weighted
               Outstanding       Average  Exerciseable
     Exercise  at December   Contractual   at December
     Price        31, 1997          Life      31, 1997

     $4.875        675,760     2.6 years       421,870
      5.625         76,666     2.8 years        59,999
      9.375          6,666     3.2 years         6,666
     16.125         23,333     3.6 years        23,333
     12.750          3,333     3.8 years         3,333
     5.875         511,667     4.3 years             0
     4.500          23,331     4.6 years        23,331
     4.250         700,000     6.5 years       166,667
     5.375         437,666     9.8 years             0
                 2,458,423                     705,199

     If the Company had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net (loss) income and net (loss) income per share would be reduced to the pro forma amounts indicated below:

                                               1997     1996     1995
     Net (loss) income (in thousands):
       As reported                           $(760)   $8,654   $7,476
       Pro forma                           $(2,866)   $7,560   $7,125

     Net (loss) income per common share:
       As reported                           $(.02)     $.27     $.25
       Pro forma                             $(.09)     $.23     $.24

     These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1997, 1996 and 1995: dividend yield of 0; expected volatility of 50% and expected life of 4 years. The weighted average risk free interest rates for 1997, 1996 and 1995 were 6.19%, 6.54% and 6.11%, respectively.
     The weighted average fair values of

     options granted during 1997, 1996 and 1995, for which the exercise price equaled the market price on the grant dates, were $5.254, $12.870 and $4.931 per option, respectively.

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

     13. INCOME TAXES

     The (benefit) provision for income taxes consists of the following (in thousands):

                                       1997     1996    1995
     Current:
       Federal                       $(611)   $1,308   $
       State                             4       629      50
       Foreign                       1,036       473
       Tax equivalent provision                          420
                                       429     2,410     470

     Deferred:
       Federal                        (647)    2,664
       State                                    (150)
       Foreign                                   (39)
       Release of valuation reserve             (140)
                                      (647)    2,335
                                     $(218)   $4,745    $470

     The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

                      1997              1996              1995
                Amount     %      Amount     %      Amount     %

     Federal income tax benefit provision at statutory rate
                ($333)   (34.0)   $4,689    35.0    $2,702    34.0

     State income taxes, net of federal tax benefit
                    3      0.3       409     3.0        33      .4

     Permanent differences
                   35      3.6        36      .3

     Benefit from post reorganization temporary differences on tax equivalent provision
                                    (140)   (1.1)   (1,351)  (17.0)

     Foreign income tax benefit
                                       8      .1

     Provision (benefit) of lower tax rates on U.S. Federal Provision
                  169     17.2      (121)    (.9)

     Effect of valuation allowance of deferred tax assets
                                    (150)   (1.1)     (940)  (11.8)

     Other, net
                  (92)    (9.4)       14      .1      (940)  (11.8)
                ($218)   (22.3)   $4,745    35.4      $470     5.9


     The Company has deferred tax assets and deferred tax liabilities as presented in the tables below.

              December 31,
            1997         1996

     Post-reorganization net operating loss carryforward
          $3,433         $276
     Pre-reorganization net operating loss carryforward
           4,631        4,631
     Pre-reorganization deductible temporary differences
           3,067        4,555
     Other
           1,976        2,030
       Total deferred tax assets
         $13,107      $11,492

            December 31,
          1997        1996

     Pre-reorganization taxable temporary differences
            85          85
     Software development costs
           913         683
     Other
           738
       Total deferred tax assets
        $1,736        $768

     At December 31, 1997, the Company had U.S. Federal net operating loss carryforwards ("NOL") of approximately $23.7 million for tax purposes, expiring beginning with the year 2001 through 2012. Under U.S. income tax rules, the utilization of a portion of the NOL ($13.6 million) is subject to annual limitations as a result of the changes in control of the Company at December 27, 1991 and July 25, 1995. However, despite these restrictions, the Company expects to fully utilize all of its remaining NOL prior to expiration.

     14. BENEFIT PLANS

     Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employees Retirement Income Security Act. The assets of the U.S. Pension Plan at December 31, 1997 include government bonds, equities, mutual funds and cash and cash equivalents.

                                    1997    1996    1995

     Service cost                   $444    $414    $383
     Interest cost on projected
       benefit obligations           294     267     292
     Actual return on plan assets   (277)   (206)   (227)
     Net amortization                  3     (43)    (15)
     Net periodic pension cost      $464    $432    $433

     The net periodic pension cost and its components are as follows (in thousands):
     A reconciliation of the funded status of the U.S. Pension Plan to the amounts included in the Company's balance sheet is as follows (in thousands):

                                                     December 31,
                                                1997     1996     1995
     Accumulated pension benefit obligation:
     Vested                                   $2,580   $2,234   $2,265
     Non-vested                                   44       29       79
     Total                                    $2,624   $2,263   $2,344


     Projected benefit obligation             $4,502   $3,803   $4,138
     Plan assets at fair value                 2,895    2,709    2,609
     Projected benefit obligation
       in excess of assets                     1,607    1,094    1,529

     Less items not yet recognized in net
       periodic pension costs:
     Unrecognized net gain from past
       experience and changes in
       assumptions                               400      809       49
     Pension liability                        $2,007   $1,903   $1,578

     In each year presented, the expected long-term rate of return on U.S. Pension Plan assets was 9%. The weighted average discount rates used to determine the accumulated benefit obligation were 7.5% in 1997, 8.0% in 1996 and 7.5% in 1995. The rate of compensation increase used was 5% for all years presented.

     Pro-Bel has a non-contributory defined benefit pension plan (the "U.K. Pension Plan") covering all its permanent employees. Contributions are determined on the basis of valuations using the projected unit method. Pro-Bel's policy is to fund minimum contributions required pursuant to U.K. rules and regulations. The assets of the U.K. Pension Plan at December 31, 1997 include cash equivalents and land and a building.

     The net periodic pension cost of the U.K. Pension Plan for 1997 and for the period since the acquisition of Pro-Bel (April 12, 1996) through December 31, 1996 and its components under the provisions of SFAS No. 87 were as follows (in thousands):

                                                     1997   1996

     Service cost-benefit earned during the period   $548   $303
     Interest cost on projected benefit obligation    446    285
     Actual return on plan assets                    (420)  (457)
     Net amortization                                (224)     0
       Net periodic pension cost                     $350   $131

     A reconciliation of the funded status of the U.K. Pension Plan to the amounts included in the Company's balance sheet is as follows (in thousands):

                                                December 31,
                                                1997     1996
     Accumulated pension benefit obligation
     Vested                                   $6,595   $4,867
     Non-vested
     Total                                    $6,595   $4,867

     Projected benefit obligation             $7,347   $5,739
     Plan assets at fair value                 9,289    7,005
     Plan assets at fair value in excess
       of projected benefit obligation         1,942    1,266

     Items not yet recognized in net
     periodic pension cost:

     Unrecognized net gain from past
     experience and changes in
       assumptions                             1,162      141
     Pension asset                            $3,104   $1,407

     The expected long-term rate of return on the U.K. Pension Plan assets was 8% in 1997 and 9% in 1996. The weighted average discount rate used to determine the accumulated benefit obligation
     was 7% in 1997 and 8% in 1996.   The rate of compensation increase
     used was 5.0% in 1997 and 5.5% in 1996.

     Chyron Corporation has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All employees of Chyron Corporation are eligible to participate in the 401(k) Plan except non-resident aliens and employees who are members of a union which bargains separately for retirement benefits during negotiations. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit ($9,500 in 1997 and 1996), whichever is less. Total compensation that can be considered for contribution purposes is limited to $150,000.

     Chyron Corporation can elect to make a contribution to the 401(k) Plan on behalf of those participants who have made salary deferral
     contributions.   During 1997, 1996 and 1995 the Company contributed
     $63,000, $51,000 and $29,000, respectively, to the 401(k) Plan.

     15. COMMITMENTS AND CONTINGENCIES

     At December 31, 1997, the Company was obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

                        Operating  Capital

     1998                  $1,147     $432
     1999                   1,214      223
     2000                   1,243      160
     2001                   1,104
     2002                   1,090
     2003 and thereafter    7,124
                          $12,922     $815

     The operating leases contain provisions for escalations for maintenance and real estate taxes. Total rent expense was $965,000, $826,000 and $496,000 for 1997, 1996 and 1995,
     respectively. The cumulative imputed interest in the capital lease obligation was $148,000 at December 31, 1997.

     The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     16. RELATED PARTY TRANSACTIONS

     Sepa, prior to the change in control discussed in Note 5, was the beneficial owner of 24,471,570 shares of Chyron common stock. Consequent to such ownership, Sepa had an amended and restated management agreement with Chyron whereby Chyron agreed to pay management fees to Sepa equal to 2.5% of consolidated revenues through December 31, 1997. The management fees under this agreement were subject to an annual limitation of $1.5 million.
     In July 1994, Chyron took advantage of an option to prepay the management fee at a 25% discount from the aggregate estimated yearly fees for the period July 1, 1994 through December 31, 1995, resulting in estimated aggregate total savings of $486,000 in fees for the eighteen month period ending December 31, 1995.

     In December 1995, Chyron and Sepa agreed to terminate the Management Agreement upon payment to Sepa of $2 million, which resulted in aggregate savings for the Company of $1 million for the two year period ending December 31, 1997. The $2 million was paid in equal installments in December 1995 and January 1996.

     The Secretary of the Company and an individual who held a board seat through May 1997 are partners in a law firm that rendered various legal services to the Company for which the Company incurred costs of $783,000 and $861,000 during 1997 and 1996, respectively.

     17. WEST COAST RESTRUCTURING

     During the third quarter of 1994, as the result of continuing significant operating losses by the Company's West Coast Operations and its inability to meet revenue and operating targets, management implemented a restructuring plan to eliminate a substantial number of product lines and consolidate certain remaining products into the Company's Graphics Operations, with only certain product engineering capabilities remaining on the West Coast. As a result, the Company recorded a $12.7 million charge to operations during the third quarter of 1994, resulting from headcount reductions, consolidation costs, write-downs of assets related to discontinued product lines and accrual of estimated operating losses anticipated during the disposition period. During 1995, operating losses of $1,707,000 related to the discontinued product lines were charged against the reserve for West Coast restructuring.

     During 1995, $1,339,000 of such charge was recaptured as a result of (1) the Company entering into an agreement to sublease a portion of the office space, thereby decreasing future rent commitments (the Company reversed $356,000 of the original $12.7 million charge to account for the decrease in projected rent expense), (2) the Company selling certain inventory that had been fully reserved for in the original $12.7 million charge (as a result, the Company realized a gain of $380,000 related to this inventory) and (3) the reversal of $603,000 of the original restructuring charge as a result of lower than anticipated costs related to the disposition period.

     18. SEGMENT INFORMATION

     Chyron's business is organized under a group concept that coordinates product development, marketing, advertising, distribution and procurement. The Company has a multi-product approach for filling customer requirements for equipment and systems used in video or film productions. These products include graphics and character generation systems, video and audio signal management systems and electronic paint and animation systems and
     software.   Customers for the Company's products include
     broadcasters, video production and post-production companies, cable television distributors and operators, industrial users, governments and governmental agencies and domestic and international dealers serving the video production and display industries for non-broadcast and broadcast markets. As a result, the Company operates as one business segment.

     The Company's operations are located primarily in the United States and Europe. Foreign operations prior to 1996 and interarea sales were not significant. Net sales, operating profit and identifiable assets by geographic areas consist of the following (in thousands):

                                             December 31,
                              1997              1997
                           Net   Operating   Identifiable
                         Sales      Income         Assets

     United States     $37,039     $(2,817)       $51,160
     Europe             41,915       3,157         42,860
     Other               7,820         (76)            60
       Total           $86,774        $264        $94,080


                                             December 31,
                              1996              1996
                           Net   Operating   Identifiable
                         Sales      Income         Assets

     United States     $55,446     $12,764        $52,988
     Europe             24,281       1,611         38,375
     Other               2,881         690             40
       Total           $82,608     $15,065        $91,403

     During 1997, 1996 and 1995, net export sales from the United States were approximately $10,129,000, $9,580,000 and $7,511,000, respectively. For 1997 and 1996, income before taxes from foreign operations totalled $2.2 million and $3.5 million, respectively, and (loss) income before taxes for domestic operations totalled ($3.2) million and $9.9 million, respectively.

     During 1997 and 1996, foreign exchange gains of $423,000 and losses of $264,000, respectively, are included in other expenses.

     PART III

     Item 10 (Directors and Executive Officers of the Registrant), Item 11 (Executive Compensation), Item 12 (Security Ownership of Certain Beneficial Owners and Management) and Item 13 (Certain Relationships and Related Transactions) will be incorporated in the Company's Proxy Statement to be filed within 90 days of December 31, 1997 and are incorporated herein by reference.

     PART IV

     ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
     FORM 8-K

     (a)(1) Financial Statements

     The following Consolidated Financial Statements of Chyron
     Corporation and subsidiaries are included in Part II, Item 8:

     Report of Independent Auditors - Price Waterhouse, LLP - page 23

     Consolidated Balance Sheets at December 31, 1997 and 1996 - page
     25

     Consolidated Statements of Operations for the Years Ended December 31, 1997, 1996 and 1995 - page 26

     Consolidated Statements of Cash Flows for the Years Ended December 31, 1997, 1996 and 1995 - page 27

     Consolidated Statements of Shareholders' Equity for the Years Ended
     December
     31, 1997, 1996 and 1995 - page 29

     Notes to the Consolidated Financial Statements - page 30-51

     (2) Financial Statement Schedule

     The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 14(d):

     Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1997, 1996 and 1995 - page 58

     All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes hereto.

     (3) Financial Statement Exhibits

     See list of exhibits to the Financial Statements in Section (c) below:

     (b) Reports on Form 8-K
     None

     (c) Exhibits

     2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

     (a) First Amended Disclosure Statement pursuant to Section 1125 of the Bankruptcy Code, dated October 28, 1991 (with First Amended Plan of Reorganization under Chapter 11 of the Bankruptcy Code attached as Exhibit A thereto) - Note 2

     3. Articles of Incorporation and By-Laws.

     (a) Restated Certificate of Incorporation of Chyron Corporation -
     Note (1)

     (b) Amended and Restated By-Laws of Chyron Corporation, adopted February 17, 1995 - Note(3)

     (c) Amendment of Certificate of Incorporation of Chyron
     Corporation, adopted January 24, 1997 - Note (9)

     4. Instruments defining rights of security holders, including debentures.

     (b) Registration Rights Agreement, dated December 27, 1991, between Chyron Corporation and Pesa, Inc. - Note (2)

     (c) Registration Rights Agreement dated July 25, 1995 by and between Chyron Corporation and CC Acquisition Company A, L.L.C., CC Acquisition Company B, L.L.C., WPG Corporate Development Associates, IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Enterprise Fund II, L.P. Weiss, Peck & Greer Venture Associates, III, L.P., Westpool Investment Trust PLC, Lion Investment Limited, Charles Diker, Mint House Nominees Limited, Pine Street Ventures, L.L.C., Isaac Hersly, Alan I. Annex, Ilan Kaufthal, Z Four Partners L.L.C. and A.J.L. Beare - Note 8


     10. Material Contracts.

     (a) Distribution and License Agreement, dated September 22, 1994, between Chyron Corporation and Comunicacion Integral Consultores, S.L - Note 3

     (b) Termination Agreement, dated November 6, 1995, between Chyron Corporation and Comunicacion Integral Consultores, S.L. - Note 8

     (c) Loan Agreement between Chyron Corporation and NatWest Bank. .N.A. (currently known as Fleet Bank), dated March 28, 1996 - Note 9

     (d) Loan Agreement between Pro-Bel Limited and Barclays Bank, PLC dated December 19, 1996 effective January 1997 - Note 9

     (e) Indemnification Agreement between Chyron Corporation and Roi Agneta dated November 19, 1996 - Note 9

     (f) Indemnification Agreement between Chyron Corporation and
     James Coppersmith dated November 19, 1996 - Note 9

     (g) Indemnification Agreement between Chyron Corporation and Daniel DeWolf dated November 19, 1996 - Note 9

     (h) Indemnification Agreement between Chyron Corporation and
     Charles M. Diker dated November 19, 1996 - Note 9

     (i) Indemnification Agreement between Chyron Corporation and Donald
     P. Greenberg dated November 19, 1996 - Note 9

     (j) Indemnification Agreement between Chyron Corporation and Ray Hartman dated November 19, 1996 - Note 9

     (k) Indemnification Agreement between Chyron Corporation and Roger Henderson dated November 19, 1996 - Note 9

     (l) Indemnification Agreement between Chyron Corporation and Alan
     J. Hirschfield dated November 19, 1996 - Note 9

     (m) Indemnification Agreement between Chyron Corporation and
     Patricia Lampe dated November 19, 1996 - Note 9

     (n) Indemnification Agreement between Chyron Corporation and Wesley
     W. Lang, Jr. dated November 19, 1996 - Note 9

     (o) Indemnification Agreement between Chyron Corporation and Eugene
     M. Weber dated November 19, 1996 - Note 9

     (p) Indemnification Agreement between Chyron Corporation and
     Michael Wellesley-Wesley dated November 19, 1996 - Note 9

     (q) Employment Agreement between Chyron Corporation and Edward Grebow dated June 5, 1997 - Note 10

     (r) Termination Agreement between Chyron Corporation and Isaac Hersly dated September 17, 1997 - Note 11

     (s) Indemnification Agreement between Chyron Corporation and Edward Grebow dated June 5, 1997 - page 60




     (1) Incorporated herein in its entirety by reference to the Annual Report for the
     Fiscal Year Ended June 30, 1991 on Form 10-K dated January 31,
     1992.

     (2)Incorporated herein in its entirety by reference to the report on Form 8-K dated December 27, 1991.

     (3)Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1994 on Form 10-K dated March 24, 1995.

     (4)Incorporated herein in its entirety by reference to the report on Form 8-K dated October 25, 1995.

     (5)Incorporated herein in its entirety by reference to the report on Form 8-K dated April 26, 1996.

     (6)Incorporated herein in its entirety by reference to the report on Form 8-K dated March 14, 1996.

     (7)Incorporated herein in its entirety by reference to the report on Form 8-K/A dated June 21, 1996.

     (8)Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1995 on Form 10-K dated March 14,1996.

     (9) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1996 on Form 10-K dated March 20, 1997.

     (10)Incorporated herein in its entirety by reference to the Form 10-Q for the quarter ended June 30, 1997 dated August 12, 1997

     (11) Incorporated herein in its entirety by reference to the Form 10-Q for the quarter ended September 30, 1997 dated November 12, 1997.


     d) Financial Statement Schedules

     Schedule II

     CHYRON CORPORATION AND SUBSIDIARIES
     VAULATION AND QUALIFYING ACCOUNTS
     (In thousands)

     Column A     Column B           Column C     Column D   Column E
                                     Additions
                  Balance at       Changes to
                  Beginning   Costs and     Other               End of
     Description  of Period   Expenses   Accounts  Deductions   Period



     Reserves and allowances deducted
     from asset accounts:



     YEAR ENDED DECEMBER 31, 1997

     Allowance for doubtful accounts
     $2,850         $533                     $259         $3,124

     Inventory reserves
     12,041        1,887                    5,766          8,162

     Deferred tax assets valuation allowance
          0                                                    0

     YEAR ENDED DECEMBER 31, 1996

     Allowance for doubtful accounts
     3,134                                    284          2,850

     Inventory reserves
     12,233                                   192         12,041

     Deferred tax assets valuation allowance
     5,400                                  5,400              0

     YEAR ENDED DECEMBER 31, 1995

     Allowance for doubtful accounts
     2,240                       $185                      3,134

     Inventory reserves
     12,515           745                   1,435        12,233

     Deferred tax assets valuation allowance
     14,500         1,153                   9,100         5,400


     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     CHYRON CORPORATION

     /s/ Edward Grebow
                        Edward Grebow
         President and
         Chief Executive Officer


     Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated.


     /s/  Michael Wellesley-Wesley
         (Michael Wellesley-Wesley)
     Chairman of the Board of Directors
     March 16, 1998



     /s/   Charles Diker
          (Charles Diker)
     Director
     March 16, 1998



     /s/ Edward Grebow
        (Edward Grebow)
     President, Chief Executive Officer and Director
     March 16, 1998



     /s/  Douglas Greenberg
         (Douglas Greenberg)
     Director
     March 16, 1998



     /s/ Raymond Hartman
        (Raymond Hartman)
     Director
     March 16, 1998



     /s/ Alan Hirschfield
        (Alan Hirschfield)
     Director
     March 16, 1998



     /s/ Wesley Lang
        (Wesley Lang)
     Director
     March 16, 1998

     /s/ Eugene Weber
        (Eugene Weber)
     Director
     March 16, 1998



     /s/  Patricia Arundell-Lampe
         (Patricia Arundell-Lampe)
     Chief Financial Officer and Treasurer
     March 16, 1998