Form 10-Q
period 1998-03-31
CHYRON CORP
filed 1998-05-11
CIK 20232

FORM 10-Q


                    U.S. SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934


     For the Quarter Ended March 31, 1998 Commission File Number 1-9014


                             Chyron Corporation
              (Exact name of registrant as specified in its charter)


       New York                                   11-2117385
(State or other jurisdiction of   (I.R.S. Employer Identification Number)
incorporation or organization)


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


                                  May 8, 1998

                      This document consists of 12 pages


     CHYRON CORPORATION
     CONSOLIDATED STATEMENTS OF OPERATIONS
     THREE MONTHS ENDED MARCH 31, 1998 AND 1997
     (In thousands except per share amounts)

     (Unaudited)

                                      1998     1997

     Net sales....................$21,525  $18,201
     Cost of products sold.. ..... 10,803   10,051
     Gross profit................. 10,722    8,150

     Operating Expenses:
       Selling, general and
       administrative ............  7,718    7,902
       Research and development ..  2,510    1,512

     Total operating expenses..... 10,228    9,414

     Operating income (loss)......    494   (1,264)

     Interest and other expense,
       net........................    359      330

     Income (loss) before provision
       for income taxes...........    135   (1,594)

     Income taxes/equivalent
       provision (benefit)........    101     (498)

     Net income (loss)............$    34  $(1,096)

     Net income (loss) per
       common share...............
       Basic......................$     0  $ ($.03)
     Diluted......................$     0  $ ($.03)

     Weighted average shares used
       in computing net income
       (loss) per common share:
       Basic...................... 32,606   32,387
     Diluted...................... 32,606   32,740


     See Notes to the Consolidated Financial Statements


     CHYRON CORPORATION
     CONSOLIDATED BALANCE SHEETS
     (In thousands except share amounts)
     (Unaudited)

     ASSETS

                                    March 31, December 31,
                                       1998       1997
     Current assets:
       Cash and cash equivalents...  $ 2,622   $ 2,968
       Accounts and notes receivable. 19,258    21,125
       Inventories................... 24,477    26,540
       Prepaid expenses..............  2,422     1,897
       Deferred tax asset............  4,458     4,301
       Other.........................    342       283

         Total current assets........ 53,579    57,114

     Property and equipment.......... 13,239    12,373
     Excess of purchase price over
       net tangible assets acquired... 6,628     6,779
     Investment in RT-SET............  2,161     2,161
     Software development costs......  5,692     5,224
     Deferred tax asset..............  7,070     7,070
     Other...........................  3,364     3,359
     TOTAL ASSETS                    $91,733   $94,080

     LIABILITIES AND SHAREHOLDERS' EQUITY

     Current liabilities:
       Accounts payable and accrued
         expenses................... $13,005   $15,491
       Current portion of long-term
         debt ......................   2,489     2,318
       Capital lease obligations....     513       350
         Total current liabilities..  16,007    18,159

     Long-term debt.................  17,400    17,774
     Capital lease obligations......      36       317
     Accrued pension expense.........  2,144     2,007
     Other...........................  1,892     1,861
       Total liabilities............. 37,479    40,118

     Commitments and contingencies
     Shareholders' equity:
      Preferred stock; par value without designation
       Authorized - 1,000,000 shares, Issued - none
      Common stock; par value $.01
       Authorized - 150,000,000 shares
      Issued and outstanding -
       32,605,706 shares at March 31, 1998
       and December 31, 1997.........    326       326
      Additional paid-in capital..... 44,016    44,016
      Retained earnings..............  9,271     9,237
      Cumulative translation
       adjustment....................    641       383
        Total shareholders' equity... 54,254    53,962
     TOTAL LIABILITIES AND
     SHAREHOLDERS' EQUITY............$91,733   $94,080

     See Notes to the Consolidated Financial Statements


     CHYRON  CORPORATION
     CONSOLIDATED STATEMENTS OF CASH FLOWS
     THREE MONTHS ENDED MARCH 31,1997 AND 1996
     (In Thousands)
     (Unaudited)


                                       Three Months Ended
                                             March 31,
     CASH FLOWS FROM OPERATING ACTIVITIES  1998      1997
     Net income/(loss)................. $    34   $(1,096)
     Adjustments to reconcile net income
      (loss) to net cash provided by
       operating activities:
     Depreciation and amortization.....     920       811
        (Provision)/benefit of deferred
        income taxes....................   (157)     (662)
     Changes in operating assets
     and liabilities:
        Accounts and trade notes
        receivable......................  2,183     2,493
        Inventories.....................  1,669      (345)
        Prepaid expenses ...............   (496)     (681)
        Other assets....................    (62)      252
        Accounts payable and accrued
          expenses ..................... (2,765)      294
        Other liabilities...............    168
     Net cash provided by operating
         activities.....................  1,494     1,066

     CASH FLOWS FROM INVESTING ACTIVITIES
     Acquisition of Axis Holdings
       Incorporated.....................   (368)
     Acquisitions of property and
       equipment........................   (551)     (326)
     Capitalized software development ..   (763)     (331)
     Net cash used in investing
       activities....................... (1,314)   (1,025)

     CASH FLOWS FROM FINANCING ACTIVITIES
     Payment of term loan...............   (500)     (500)
     Borrowings from (payment of)
      revolving credit agreement, net...    115      (335)
     Payments of capital lease
       obligations......................   (136)      (60)
     Net cash used in financing
       activities.......................   (521)     (895)
     Effect of foreign currency rate
       fluctuations on cash and cash
     equivalents.......................     (5)       (4)

     Change in cash and cash
       equivalents.....................   (346)     (858)
     Cash and cash equivalents at
      beginning of year................   2,968     4,555
     Cash and cash equivalents at
      end of period....................  $2,622    $3,697


     Non-cash investing and financing activities:

     On March 31, 1997, the Company acquired all the issued and outstanding shares of Axis Holdings Incorporated. The consideration, in addition to cash paid included the issuance of 173,913 shares of Chyron Corporation common stock valued at $750,000 and notes payable of $667,000.

     See Notes to Consolidated Financial Statements


     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
     UNAUDITED

     1.  BASIS OF PRESENTATION

     The accompanying unaudited consolidated financial statements have been prepared in conformity with generally accepted accounting principles for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These statements should be read in conjunction with the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

     In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

     2.  REVENUE RECOGNITION
     In the first quarter of 1998, the Company adopted
     Statement of Position SOP 97-2, "Software Revenue
     Recognition." The adoption of 97-2 did not have a material affect on the results of operations in the first quarter of 1998.

     3.  RESTATEMENT AND RECLASSIFICATION

     In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", which was effective for the year ended December 31, 1997.
     Accordingly, all prior period amounts have been restated to reflect this new statement. In addition, certain prior year amounts have been reclassified to conform to current year presentation.

     4.  ACCOUNTS AND NOTES RECEIVABLE

     Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $3,154,000 and $3,124,000 at March 31, 1998 and December 31, 1997,
     respectively.

     5.  INVENTORIES

     Inventories consist of the following (in thousands):

                       March 31,  December 31,
                          1998           1997

     Finished goods    $13,101        $12,346
     Work-in-process     7,891          9,303
     Raw material        3,485          4,891
                       $24,477        $26,540


     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

     From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipate results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, rapid technological changes, highly competitive environment, new product introductions, seasonality, fluctuations in quarterly operating results, expansion into new markets and the Company's ability to implement successfully its acquisition and alliance strategy.


     Results of Operations

     Overview

     This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

     Comparison of the Three Months Ended March 31, 1998 and
     1997

     Sales for the quarter ended March 31, 1998 were $21.5 million, an increase of $3.3 million, or 18.3%, over the $18.2 million reported for the first quarter of 1997. This increase was a result of increases in sales of the Company's Pro-Bel product line which showed an over 500% growth domestically and 9% growth internationally for the comparable periods. Chyron sales showed a modest increase over the prior year.

     Gross profit increased to $10.7 million for the quarter ended March 31, 1998. The increase of $2.6 million, or 31.6%, over the $8.2 million reported for the first quarter of 1997 was attributable in part to the increase in sales for the first quarter of 1998. Gross margins as a percentage of sales increased to 49.8% in 1998 versus 44.9% in 1997 mainly as a result of the change in the product mix. Chyron sales, although showing only slight increases for the comparative periods, included more volume of the high end iNFiNit graphic system and software products for the first quarter of 1998. Additionally, Pro-Bel sales included an increased level of software product for 1998 as compared to the prior year. Both of these items led to increased gross profit for the first quarter of 1998.

     Selling, general and administrative (SG&A) expenses decreased by $183,000 or 2.3%, to $7.7 million compared to $7.9 million for the first quarter of 1997. Slight increases were incurred at both Chyron and Pro-Bel which are a direct result of the increases in sales volume. Additional increases were incurred due to sales and marketing efforts for the Company's new "Concerto" product line. These increases were offset by the inclusion in the prior year amount of $675,000 of non-recurring costs attributable to the termination of the planned secondary offering of the Company's common stock. Exclusive of this non-recurring charge, SG&A as a percentage of sales remained relatively consistent for the comparable periods.

     Research and development (R&D) costs increased during the first quarter 1998 compared to the same period in 1997 by $1.4 million. Increases were incurred at both
     Chyron and Pro-Bel as the Company has focused its attention on new product development to address a recent FCC ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998. Additional increases were incurred related to the continued development of the "Concerto" product line. These increases were offset by net capitalized software costs which increased $383,000 for the three months ended March 31, 1998 versus the same period in 1997.

     The Company showed income before income taxes of $135,000 compared to a loss of $1.6 million for the same period in the prior year. This income was a direct result of increased sales and gross profit for the first quarter of 1998 versus the comparable period in 1997, offset by increases in R&D expenses described above.

     The Company provided for income taxes in the amount of $101,000 for the first quarter of 1998 compared to a tax benefit of $498,000 for 1997. The income taxes are primarily attributable to the income of $135,000 before taxes for 1998 versus loss of $1.6 million before taxes for 1997.

     Liquidity and Capital Resources

     At March 31, 1998, the Company had cash on hand of $2.6 million and working capital of $37.6 million.

     In connection with the acquisition of Axis, the Company issued promissory notes to the shareholders of Axis for $667,000. The amount of installment payments was contingent upon the Axis division realizing certain revenue targets. $250,000 of such notes was paid from Chyron's operating cash flow on March 31, 1998, with the remaining $417,000 being due on March 31, 1999.

     The Company's promissory notes to the former shareholders of Pro-Bel for 3.5 million pounds sterling ($5.9 million, converted at March 31, 1998 exchange rate) were paid on April 15, 1998. The funds to pay the notes were drawn from the Company's facility with Fleet Bank described below.

     On March 28, 1996 and April 16, 1996, the Company entered into agreements with Fleet Bank (formerly NatWest Bank) to obtain a revolving credit facility of $10.0 million and a term loan of $8.0 million, respectively. The entire facility is secured by certain of the Company's assets. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Interest on the revolving credit facility is equal to adjusted LIBOR plus 175 basis points or prime (8.50% at March 31, 1998) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime and is payable monthly. At December 31,1997, the Company did not comply with certain financial covenants and, accordingly, had obtained waivers for periods up to and including March 30, 1998 and amendments with respect to such covenants from its lender for periods up to and including April 16, 2000, the maturity date of the term loan. Currently management is negotiating an increase in the revolving credit facility with the Bank. The revolving credit facility is scheduled to expire on March 28, 1999. Management intends to renew such facility prior to the expiration date.

     Pro-Bel has a commercial mortgage term loan with Barclay's Bank Plc. ("Barclays"). The loan is secured by a building and property located in the United
     Kingdom. Interest is equal to LIBOR plus 2% (9.63% at March 31, 1998). The loan (including interest) is payable in quarterly installments of 80,600 pounds sterling ($137,000 converted at the March 31, 1998 exchange rate).

     On January 13, 1998, Pro-Bel entered into an agreement with Barclays whereby Barclays agreed to provide an overdraft facility of up to 4.0 million pounds sterling ($6,780,000 converted at the March 31, 1998 exchange rate) through December 31, 1998 to Pro-Bel, and its subsidiaries. The overdraft facility provides for interest at 1.5% per annum over the bank's base rate (8.75% at March 31, 1998). Interest is payable quarterly in arrears. This facility replaces the overdraft facility of up to 3.0 million pounds sterling in place at December 31, 1997. All monies under the facility are repayable upon written demand. Management intends to renew this facility on or about December 31, 1998. Total borrowings are limited to amounts computed under multiple formulas of eligible accounts receivable and inventory.

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

     At March 31, 1998, the Company had operating and capital lease commitments totaling $12.9 million and $.7 million, respectively, of which $1.2 million and $.4 million, respectively, is payable within one year.
     Such lease commitments were for equipment, factory and office space and are expected to be paid out of operating cash flows of the Company.

     The Year 2000

     The Company has taken actions to make its system products and infrastructure year 2000 compliant. The current budget includes an allocation of $400,000 for a new integrated information system at Pro-Bel. Management believes based on available information that aside from the amounts described above, additional year 2000 issues are immaterial and that the Company will be able to handle the year 2000 transition, without any material adverse effects on its business operations, products or financial prospects.
     PART II. OTHER INFORMATION


     ITEMS 1., 2., 3., 4.  Not applicable.


     ITEM 5.  Other Information

     The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

     ITEM 6.  Not applicable.



     SIGNATURES


     Pursuant to the requirements of the Securities Exchange
     Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



     CHYRON CORPORATION
       (Registrant)




      May 11, 1998      /s/ Edward Grebow
         (Date)             Edward Grebow
                            President and
                            Chief Executive Officer






      May 11, 1998      /s/ Patricia Lampe
         (Date)             Patricia Lampe
                            Chief Financial Officer
                            and Treasurer