Form 10-Q
period 1998-06-30
CHYRON CORP
filed 1998-08-14
CIK 20232

FORM 10-Q

  U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended June 30, 1998 Commission File Number 1-9014

  Chyron Corporation
  (Exact name of registrant as specified in its charter)

  New York                                            11-2117385
  (State or other jurisdiction of        (IRS Employer Identification No.)
  Incorporation or organization)

  5 Hub Drive, Melville, NY                                11747
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

  Common Stock $.01 Par Value - 32,072,372 as of

  August 12, 1998

  This document consists of 12 pages

  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED JUNE 30, 1998 AND 1997
  (In thousands except per share amounts)

  (Unaudited)

                                                       1998      1997

  Net sales.....................................     $21,096   $21,897
  Cost of products sold.........................      11,416    11,980

  Gross profit..................................       9,680     9,917

  Operating Expenses:
    Selling, general and administrative ........       8,966     7,481
    Research and development ...................       2,506     1,937
    Restructuring and other non-recurring charges      3,979     2,407

   Total operating expenses......................     15,451    11,825

  Operating loss ......................               (5,771)   (1,908)

  Interest and other expense, net...............         478       434

  Loss before provision for income taxes              (6,249)   (2,342)

  Income taxes/equivalent (benefit)...                (1,417)     (810)

  Net loss ............................              $(4,832)  $(1,532)

  Net loss per common share - Basic and Diluted      $  (.15)  $ ($.05)

  Weighted average shares used in computing net
    loss per common share   Basic and Diluted         32,972  32,036



  See Notes to the Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  SIX MONTHS ENDED JUNE 30, 1998 AND 1997
  (In thousands except per share amounts)

  (Unaudited)

                                                         1998      1997

  Net sales.....................................     $42,621   $40,098
  Cost of products sold.........................      22,219    22,031

  Gross profit..................................      20,402    18,067

  Operating Expenses:
    Selling, general and administrative ........      16,685    14,708
    Research and development ...................       5,016     3,448
    Restructuring and other non-recurring charges      3,979     3,082

  Total operating expenses......................      25,680    21,238

  Operating loss ......................               (5,278)   (3,171)

  Interest and other expense, net...............         836       764

  Loss before provision for income taxes              (6,114)   (3,935)

  Income taxes/equivalent (benefit) ...               (1,316)   (1,307)

  Net loss ............................               (4,798)   (2,628)

  Retained earnings   beginning of period              9,237     9,997

  Retained earnings   end of period                  $ 4,439   $ 7,369

  Net loss per common share   Basic and Diluted      $  (.15)  $  (.08)

  Weighted average shares used in computing net
    loss per common share   Basic and Diluted         32,072    31,949



  See Notes to the Consolidated Financial Statements



  CHYRON CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (In thousands except share amounts)
  (Unaudited)

  ASSETS

                                                 June 30,      December 31,
                                                   1998            1997
  Current assets:
    Cash and cash equivalents...................    $ 1,912        $ 2,968
    Accounts and notes receivable...............     20,384         21,125
    Inventories.................................     22,333         26,540
    Prepaid expenses............................      3,256          1,897
    Deferred tax asset..........................      6,485          4,301
    Other.......................................        341            283

      Total current assets......................     54,711         57,114

  Property and equipment........................     13,098         12,373
  Excess of purchase price over net
    tangible assets acquired....................      5,879          6,779
  Investment in RT-SET..........................      2,161          2,161
  Software development costs....................      3,637          5,224
  Deferred tax asset............................      7,070          7,070
  Other.........................................      3,362          3,359
  TOTAL ASSETS                                      $89,918        $94,080

            LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and accrued expenses.......    $12,910        $14,164
    Current portion of long-term debt ..........      2,503          2,318
    Deferred revenue ...............                  3,952          1,327
    Capital lease obligations                           177            350
      Total current liabilities.................     19,542         18,159

  Long-term debt................................     16,685         17,774
  Accrued pension expense.......................      2,202          2,007
  Other.........................................      1,843          1,861
  Capital lease obligations                             273            317
    Total liabilities...........................     40,545         40,118

  Commitments and contingencies
  Shareholders' equity:
   Preferred stock; par value without designation
    Authorized - 1,000,000 shares, Issued - none
   Common stock; par value $.01
    Authorized - 150,000,000 shares
   Issued and outstanding -
    32,072,372 shares at June 30, 1998
    and 32,605,705 at December 31, 1997.........        321            326
   Additional paid-in capital...................     44,021         44,016
   Retained earnings............................      4,439          9,237
   Cumulative translation adjustment............        592            383
     Total shareholders' equity.................     49,373         53,962
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $89,918        $94,080

  See Notes to the Consolidated Financial Statements



  CHYRON  CORPORATION
   CONSOLIDATED STATEMENTS OF CASH FLOWS
   SIX MONTHS ENDED JUNE 30, 1998 AND 1997
   (In Thousands)
   (Unaudited)

                                                      Six Months Ended
                                                          June 30,
   CASH FLOWS FROM OPERATING ACTIVITIES                1998      1997
   Net loss..............................            $(4,798)  $(2,628)
   Adjustments to reconcile net loss
    to net cash provided by operating activities:
      Restructuring and non-recurring charges          3,979     1,924
      Depreciation and amortization                    2,600     1,909
      Deferred income tax (benefit)...............    (1,590)   (1,855)
   Changes in operating assets and liabilities:
      Accounts and trade notes receivable..........      997     3,460
      Inventories..................................    3,772      (745)
      Prepaid expenses ............................   (1,336)   (1,484)
      Other assets.................................      (60)     (282)
      Accounts payable and accrued expenses .......   (3,163)    1,709
      Deferred revenue                                 2,610       247
      Other liabilities............................      177      (271)
   Net cash provided by operating activities.......    3,188     1,984

   CASH FLOWS FROM INVESTING ACTIVITIES
   Acquisition of Axis Holdings Incorporated.......               (413)
   Acquisitions of property and equipment..........   (1,381)   (1,016)
   Capitalized software development ...............   (1,573)     (756)
   Net cash used in investing activities...........   (2,954)   (2,185)

   CASH FLOWS FROM FINANCING ACTIVITIES
   Payments of term loan...........................   (1,000)   (1,000)
   (Payments of) borrowings from revolving credit
     agreement, net..........................            (60)      200
   Payments of capital lease obligations...........     (232)      (65)
   Net cash used in financing activities...........   (1,292)     (865)
   Effect of foreign currency rate fluctuations
    on cash and cash equivalents...................        2        (4)

   Change in cash and cash equivalents.............   (1,056)   (1,070)
   Cash and cash equivalents at beginning
     of period...............................          2,968     4,555
   Cash and cash equivalents at end of period......   $1,912    $3,485

   Non-cash investing and financing activities:

   On March 31, 1997, the Company acquired all the issued and outstanding shares of Axis Holdings Incorporated. The consideration, in addition to cash paid, included the issuance of 173,913 shares of Chyron Corporation common stock valued at $750,000 and notes payable of $667,000.

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

  In the opinion of management, all adjustments (consisting of only normal recurring adjustments) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30,1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998.

  2.  NEW ACCOUNTING POLICIES

  In the first quarter of 1998, the Company adopted AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." The adoption of SOP 97-2 did not have a material affect on the results of operations of the Company in the second quarter of 1998.

  During 1997 and 1998 the Financial Accounting Standards Board ("FASB") issued Statement on Financial Accounting Standards ("SFAS") No. 129, "Disclosure of Information About Capital Structure", SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information" and SFAS No. 132, "Employers' Disclosures About Pensions and Other Post Retirement Benefits." These accounting standards are effective for financial statements issued for fiscal years beginning after December 15, 1997 and requires restatement of disclosures for earlier periods.

  The Company will adopt the new requirements in its annual financial statements in 1998. The Company does not anticipate the adoption of these new standards to have a material effect on the Company's consolidated financial statements.

  3.  RESTATEMENT AND RECLASSIFICATION

  In 1997, the Financial Accounting Standards Board issued Statement No. 128 "Earnings per Share", which was effective for the year ended December 31, 1997. Accordingly, all prior period amounts have been restated to reflect this new statement. In addition, certain prior year amounts have been reclassified to conform to current year presentation.

    4.  PRODUCT LINE RESTRUCTURING

  During the second quarter of 1998, as a result of continuing poor operating results and specifically the inability of the Company's Concerto Division to meet revenue and operating targets, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus on its core business of graphics, routing and automation products for television broadcast, cable and post production industries. Such restructuring plan involves the disposal of the Concerto and Trilogy Divisions, the modification of the investment in RT-SET and the reorganization of the Company's core product sales force to be complimentary to its new sales and marketing strategy. As a result, the Company has recorded a $3,979,000 million charge to operations during the second quarter of 1998. Such charge resulted from a write-down of assets to estimated net realizable value, employee severance, selling costs, as a result of such restructuring plans. Additional amounts were accrued for litigation and other legal costs.

  5.  ACCOUNTS AND NOTES RECEIVABLE

  Trade accounts and notes receivable are stated net of an allowance for doubtful accounts of $3,357,000 and $3,124,000 at June 30, 1998 and December 31, 1997, respectively.

  6.  INVENTORIES

  Inventories, net of obsolescence reserves consist of the following (in thousands):

                           June 30,    December 31,
                              1998         1997

  Finished goods        $10,812        $12,346
  Work-in-process         3,002          9,303
  Raw material            8,519          4,891
                        $22,333        $26,540

  7.  INVESTMENT IN RT-SET

  On February 29, 1996, the Company effectively purchased an option to acquire a 19% interest in Real Time Synthesized Entertainment Technology, Ltd. ("RT-SET"), located in Tel Aviv, Israel. RT-SET develops, markets and sells real time virtual studio set software and proprietary communications hardware that operate on Silicon Graphics systems. In form, Chyron purchased shares of RT-SET Convertible Preferred Stock, which are convertible into RT-SET common stock, in exchange for 800,000 shares of Chyron restricted stock. In accordance with the purchase agreement, the 800,000 of Chyron restricted common stock were to be held in escrow and released in tranches of one-third and two-thirds, subject to certain conditions. During 1996, the first of these conditions was met, which resulted in the release of 266,666 shares of Chyron restricted common stock to RT-SET. In addition, Chyron was granted certain call option rights which, if exercised, would result in the Company owning up to a 51% interest in RT-SET.

  On May 26, 1998, the Company entered into a Modification Agreement with RT-SET whereby 1) Chyron forfeited its call option rights, 2) RT-SET returned the 533,334 shares of Chyron common stock, previously issued and held in escrow, to the Company, 3) Chyron agreed to convert all of its shares of RT-SET Preferred Stock into RT-SET common shares with no less than the current value or $2,161,000 at the earlier of (i) the closing of certain financing to be obtained by RT-SET which may include an initial public offering of RT-SET stock or (ii) June 1, 1999. RT-SET will retain the 266,666 shares of Chyron stock released from escrow in 1996, and Chyron will continue to hold an investment in RT-SET.

  8.  SUBSEQUENT EVENT

  On August 4, 1998, the Company entered into an agreement for the Sale of all of the voting and non-voting shares of Trilogy Broadcast, Limited ("Trilogy"), a wholly-owned subsidiary of Pro-Bel, Limited to the management of Trilogy. The sale agreement provides for gross proceeds of
  2.0 million British Pounds Sterling, an interest bearing note for 300,000 British Pounds Sterling and a 19% interest in the new company that results from this transaction. The Company estimates the gain on the sale of Trilogy to be approximately $1.1 million and expects the transaction to close in the third quarter of 1998.

  As a result of this sale, the Company's assets, and liabilities will decrease by approximately $3.6 million and $1.2 million, respectively. Trilogy contributed sales, gross profit and operating income of $2.7 million, $1.5 million and $200,000, respectively, for the six months ended June 30, 1998.

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS

  From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, rapid technological changes, highly competitive environment, new product introductions, seasonality, fluctuations in quarterly operating results, expansion into new markets and the Company's ability to implement successfully its acquisition and alliance strategy.

  Results of Operations

  Overview

  This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

  Comparison of the Three Months Ended June 30, 1998 and 1997

  Sales for the quarter ended June 30, 1998 were $21.1 million, a decrease of $800,000, or 3.7%, over the $21.9 million reported for the second quarter of 1997. This decrease was a result of decreases in sales for the Chyron Graphics line and international sales of the Pro-Bel line of 9% and 11.6% respectively, offset by substantial increases in U.S. sales of the Pro-Bel line, which grew by over 500% for the comparable periods.

  Gross profit decreased to $9.7 million for the quarter ended June 30, 1998. The decrease of $240,000, or 2.4%, from the $9.9 million reported for the second quarter of 1997 was attributable to the decrease in sales for the second quarter of 1998. Gross margins as a percentage of sales increased to 45.8% in 1998 versus 45.3% in 1997 mainly as a result of the change in the product mix. Pro-Bel sales included an increased level of software product for 1998 as compared to the prior year, which led to the increase in margin percentage in 1998.

  Selling, general and administrative (SG&A) expenses increased by $1.5 million or 19.9%, to $9.0 million in 1998 compared to $7.5 million for the second quarter of 1997. Increases were seen at both Chyron and Pro-Bel mainly as a result of new sales and marketing initiatives implemented by the Company. Chyron's marketing costs increased by approximately $500,000, and customer service expenses increased by approximately $300,000 as a result of efforts to improve service. Increases of approximately $225,000 and $275,000 were seen in Pro-Bel America sales support and Pro-Bel U.K. sales and marketing costs (inclusive of the establishment of a Chyron/Pro-Bel sales office in France), respectively. Additional increases of $260,000 were seen in expenses relating to the Concerto product line, which will be non-recurring as a result of the product line restructuring discussed below. These increases were offset by decreases in Chyron selling costs.

  Gross research and development (R&D) costs increased during the second quarter of 1998 compared to the same period in 1997 by $641,000. Increases were incurred at both Chyron and Pro-Bel as the Company has focused its attention on new product development to address the FCC ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998. Additional increases of $330,000 were incurred related to the Concerto product line which will be non-recurring as a result of the product line restructuring described below. These increases were offset by net capitalized software costs which increased $72,000 for the three months ended June 30, 1998 versus the same period in 1997.

  During the second quarter, management determined than it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for television broadcast, cable and post production industries. This product line restructuring has resulted in an agreement for the sale of Trilogy Broadcast, Limited, a wholly-owned subsidiary of Pro-Bel, Limited; the modification of the Company's investment in RT-SET; the reorganization of Chyron's sales and marketing organization; and the planned disposition of the Concerto Division. As a result, the Company has recorded restructuring and other non-recurring charges of $3,979,000 during the second quarter of 1998.

  The restructuring charge includes the write-down of Concerto assets, accrued severance, legal costs and costs of disposition of such division totaling $2.9 million. Other non-recurring charges relate to management's initiative to refocus the Company's core products and total $1.1 million. Included in other non-recurring charges are costs related to the sales reorganization, accrued severance of $245,000 and other miscellaneous costs of $315,000, all of which will require cash outlays. Additional accruals have been made for litigation and other legal costs.

  Operating costs as a result of the product line restructuring are projected to benefit by a savings of approximately $500,000 in the third quarter of 1998 and approximately $800,000 in the fourth quarter of 1998 due to the disposition of the Concerto product line and approximately $600,000 per quarter as a result of the sale of Trilogy; principally due to an estimated reduction in annual salaries and employee benefits of $2.3 million, a decrease in software amortization expense of $837,000 per year and a reduction in overhead costs of approximately $2.5 million per year. Such savings will be offset by a reduction in the Trilogy product line gross profit of approximately $600,000.

  The result of these measures is a restructuring and other non-recurring charge of $3,979,000. The specific components of this charge are as follows:

                       (In thousands)

       Asset write downs:

            Write down of Concerto assets to net
               realizable value                        $2,300

            Total non-cash charges                      2,300

       Cash Outlays:

            Accrued severance                             645

            Accrued litigation and other
               legal costs                                500

            Loss on lease commitment                      120

            Other                                         414

            Total restructuring and other
               Non-recurring charges                   $3,979

       In the second quarter of 1997, the Company recorded a non-recurring charge of $2,407,000 primarily as a result of a repositioning to address an FCC ruling requiring digital advanced television transmission beginning in 1998. The components of this charge included a write-down of inventory related to product lines which were discontinued as a result of a new marketing positioning strategy, severance expense related to a staff reduction, the write-off of software development projects related to products not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation dating back several years and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy.

  Operating losses for the June 30, 1998 quarter, inclusive of the $3,979,000 product line restructuring and other non-recurring charges, amounted to $5,771,000 versus an operating loss of $1,908,000 (including non-recurring charges of $2,407,000) for the comparable 1997 period. Such increases in losses reflects the increases in operating costs described above as well as the restructure and other non-recurring charges of $3,979,000.

  Interest and other expense, net increased primarily as a result of foreign currency transaction losses for the quarter ended June 30, 1998 of approximately $130,000, offset by a decrease in the outstanding debt balance.

  Comparison of the Six Months Ended June 30, 1998 and 1997

  Sales for the six months ended June 30, 1998 were $42.6 million, an increase of $2.5 million, or 6.3%, over the $40.1 million reported for the first half of 1997. This increase was a result of substantial increases in the domestic sales of the Pro-Bel line which showed a growth of nearly 600%, offset by slight decreases in sales of the Chyron graphics line, and international Pro-Bel sales of 3.7% and 2.7% respectively.

  Gross profit increased to $20.4 million for the six months ended June 30, 1998. The increase of $2.3 million, or 12.9%, over the $18.1 million reported for the first half of 1997 was attributable in part to the increase in sales for the first quarter of 1998. Gross margins as a percentage of sales increased to 47.8% in 1998 versus 45.06% in 1997 mainly as a result of the change in the product mix. Chyron sales, although showing slight decreases for the comparative periods, included more volume of the high end iNFiNiT graphic system which increased 50% over the comparable prior year period. Additionally, Pro-Bel sales included an increased level of software product for the six months ended June 30, 1998 as compared to the prior year. Both of these items led to increased gross profit for the first half of 1998.

  SG&A expenses increased by $2 million, or 13.4%, to $16.7 million in 1998 compared to $14.7 million for the first half of 1997. As outlined in the three month comparison, increases were seen at both Chyron and Pro-Bel totaling approximately $1.3 million as a result of the new sales and marketing initiatives implemented by the Company. Additional increases of $466,000 resulted from expenses related to the Concerto product line, which will be non-recurring as a result of the product line restructuring described earlier.

  Gross R&D cost increased during the first half of 1998 compared to the same period in 1997 by $2.0 million. Increases were incurred at both Chyron and Pro-Bel as the Company has focused its attention on new product development to address an FCC ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998. Additional increases of $545,000 were incurred related to the Concerto product line, which will be non-recurring as a result of the product line restructuring. These increases were offset by net capitalized software costs which increased $455,000 for the six months ended June 30, 1998 versus the same period in 1997.

  For the six months ended June 30, 1998, the Company recorded restructuring and other non-recurring charges totaling approximately $3,979,000. See the discussion of the components of this charge in the three month comparison above. In the prior year's comparable period, the Company had non-recurring charges totaling approximately $3.1 million. As discussed in the three month comparison, $2.4 million of this charge related to the repositioning by the Company to address the effects of an FCC ruling requiring digital advanced television transmission beginning in 1998, with the remaining $675,000 being attributable to the Company's planned secondary offering of common stock which was terminated due to the market valuation of the stock.


  Operating losses for the first half of 1998, inclusive of the $3,979,000 product line restructuring and other non-recurring charges totaled $5.3 million versus an operating loss of $3.2 million (including non-recurring costs of $3.0 million) for the comparable 1997 period. This increase is a result of increases in operating costs described above combined with the restructure and other non-recurring charges, offset by increases in gross profit for the six months ended June 30, 1998 as compared to 1997.

  Interest and other expenses, net increased mainly as a result of foreign currency transaction losses for the period as compare to a gain in the prior year, offset by a decrease in the outstanding debt balance.

  Liquidity and Capital Resources

  At June 30, 1998, the Company had cash on hand of $1.9 million and working capital of $35.2 million.

  In connection with the acquisition of Axis, the Company issued promissory notes to the shareholders of Axis for $667,000. The amount of installment payments was contingent upon the Axis division realizing certain revenue targets. $250,000 of such notes was paid from Chyron's operating cash flow on March 31, 1998, with the remaining $417,000 being due on March 31, 1999.

  The Company's promissory note to the former shareholders of Pro-Bel for 3.5 million British Pounds Sterling was paid on April 15, 1998. The funds to pay the notes were drawn from the Company's facility with Fleet Bank described below.

  On March 28, 1996 and April 16, 1996, the Company entered into agreements with Fleet Bank (formerly NatWest Bank) to obtain a revolving credit facility of $10.0 million and a term loan of $8.0 million, respectively. The entire facility is secured by certain of the Company's assets. Borrowings are limited to amounts computed under a formula for eligible accounts receivable and inventory. Interest on the revolving credit facility is equal to adjusted LIBOR plus 175 basis points or prime (8.50% at June 30, 1998) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime and is payable monthly. At June 30, 1998, the Company did not comply with certain financial covenants and, accordingly, has obtained approval for waivers for the period with respect to certain covenants and approval of amendments for periods up to and including April 16, 2000 for certain other covenants. The revolving credit facility is scheduled to expire on March 28, 1999. Management intends to seek renewal of such facility prior to the expiration date.

  Pro-Bel has a commercial mortgage term loan with Barclay's Bank Plc. ("Barclays"). The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR plus 2% (9.44% at June 30,
  1998). The loan (including interest) is payable in quarterly installments of 80,600 British Pounds Sterling ($136,000 converted at the June 30, 1998 exchange rate).

  On January 13, 1998, Pro-Bel entered into an agreement with Barclays whereby Barclays agreed to provide an overdraft facility of up to 4.0 million British Pounds Sterling ($6,750,000 converted at the June 30, 1998 exchange rate) through December 31, 1998 to Pro-Bel, and its subsidiaries. The overdraft facility provides for interest at 1.5% per annum over the bank's base rate (9.00% at June 30, 1998). Interest is payable quarterly in arrears. This facility replaces the overdraft facility of up to 3.0 million pounds sterling in place at December 31, 1997. All monies under the facility are repayable upon written demand. Management intends to seek renewal of this facility prior to the expiration date. Total borrowings are limited to amounts computed under multiple formulas of eligible accounts receivable and inventory.

  On December 20, 1996, Pro-Bel entered into an agreement with a bank to obtain an overdraft facility of up to 3.0 million British Pounds Sterling through December 31, 1997, subsequently extended to January 12, 1998 ($4,943,000 converted at the December 31, 1997 exchange rate). Total borrowings were limited to amounts computed under a formula for eligible accounts receivable. Interest was equal to the bank's base rate plus 1.5% (8.75% at December 31, 1997) and was payable in arrears. The facility was payable upon written demand by the bank and any undrawn portion was cancellable by the bank at any time. This facility was replaced by the facility with Barclays, described above, dated January 13, 1998.

  At June 30, 1998, the Company had operating and capital lease commitments totaling $12.6 million and $.6 million, respectively, of which $1.2 million and $.3 million, respectively, is payable within one year. Such lease commitments were for equipment, factory and office space and are expected to be paid out of operating cash flows of the Company.

  The Year 2000

  The Company has taken actions to make its system products and infrastructure year 2000 compliant. The 1998 budget includes an allocation of $400,000 for a new integrated information system at Pro-Bel. Additional monies are planned to be allocated in 1999. Management believes based on available information that aside from the amounts described above, additional year 2000 cost will be immaterial and that the year 2000 transition will not have material adverse effects on the Company's business, operations, products or financial prospects.



  PART II.   OTHER INFORMATION


  ITEMS 1., 2., 3.  Not applicable.

  ITEM 4.  Submission of Matters to a Vote of Security Holders

  On May 13, 1998, the Company held its Annual Meeting of shareholders. At this meeting, the Company's shareholders re-elected Charles Diker, Donald
  P. Greenberg, Raymond Hartman, Edward Grebow, Alan J. Hirschfield, Wesley
  W. Lang, Jr., Eugene M. Weber, and Michael Wellesley-Wesley to the Board of Directors. No less than 19,120,782 shares were voted for the election of each director. The number of shares voted totaled 20,392,506.

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


  CHYRON CORPORATION
    (Registrant)




  August 13, 1998                /s/  Edward Grebow
      (Date)                          Edward Grebow
                                      President and
                                      Chief Executive Officer





  August 13, 1998                /s/  Patricia Lampe
      (Date)                          Patricia Lampe
                                      Chief Financial Officer
                                      and Treasurer