Form 10-Q
period 1998-09-30
CHYRON CORP
filed 1998-11-13
CIK 20232

FORM 10-Q

  U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

  For the Quarter Ended September 30, 1998

  Commission File Number 1-9014

  Chyron Corporation
  (Exact name of registrant as specified in its Charter)

          New York                                   11-2117385
  (State or other jurisdiction           (IRS Employer Identification No.)
  of Incorporation or organization)

  5 Hub Drive, Melville, New York                               11747
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

  Common Stock $.01 Par Value - 32,072,372 as of November 9, 1998

  This document consists of 14 pages


  CHYRON CORPORATION

  INDEX

  PART I  FINANCIAL INFORMATION

  Item 1.  Financial Statements
             Consolidated Balance Sheets as of September 30,
               1998(unaudited) and December 31, 1997                3
             Consolidated Statements of Operations
               (unaudited) for the Three Months ended
               September 30, 1998 and 1997                          4
             Consolidated Statements of Operations (unaudited)
               for the Nine Months ended September 30, 1998
               and 1997                                             5
             Consolidated Statements of Cash Flows (unaudited)
               for the Nine Months ended September 30, 1998
               and 1997                                             6
             Notes to Consolidated Financial Statements
               (unaudited)                                          7
  Item 2.   Management's Discussion and Analysis of
            Financial Condition and Results of Operations           9

  PART II OTHER INFORMATION

  Item 1.   Legal Proceedings                                      13

  Item 2.   Changes in Securities                                  13

  Item 3.   Defaults Upon Senior Securities                        13

  Item 4.   Submission of Matters to a Vote of Security Holders    13

  Item 5.   Other Information                                      13

  Item 6(a) Exhibits                                               13

  Item 6(b) Reports on Form 8-K                                    13

  Signatures                                                       14


  CHYRON CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (In thousands except share amounts)

  ASSETS

                                            (Unaudited)
                                            September 30, December 31,
                                                1998         1997
  Current assets:
    Cash and cash equivalents                     2,857          2,968
    Accounts receivable                          16,980         21,125
    Inventories                                  19,080         26,540
    Deferred tax asset                            6,423          4,301
    Prepaid expenses and other current assets     1,991          2,180
      Total current assets                       47,331         57,114

  Property and equipment                         12,879         12,373
  Excess of purchase price over net
    tangible assets acquired                      5,237          6,779
  Investments                                     2,328          2,161
  Software development costs                      4,113          5,224
  Deferred tax asset                              7,081          7,070
  Other assets                                    4,106          3,359
  TOTAL ASSETS                                  $83,075        $94,080

  LIABILITIES AND SHAREHOLDERS EQUITY

  Current liabilities:
    Accounts payable and accrued expenses       $12,224        $14,164
    Current portion of long-term debt             2,503          2,318
    Deferred revenue                                251          1,327
    Capital lease obligations                       187            350
      Total current liabilities                  15,165         18,159

  Long-term debt                                 12,561         17,774
  Capital lease obligations                         643            317
  Other liabilities                               3,928          3,868
    Total liabilities                            32,297         40,118

  Commitments and contingencies

  Shareholders' equity:
  Preferred stock: par value without designation
  Authorized - 1,000,000 shares, Issued - none
  Common stock: par value $.01
  Authorized - 150,000,000 shares
    Issued and outstanding -
    32,072,372 at September 30, 1998 and
    32,605,705 at December 31, 1997                 321            326
  Additional paid-in capital                     44,021         44,016
  Retained earnings                               5,760          9,237
  Cumulative translation adjustment                 676            383
    Total shareholders' equity                   50,778         53,962
  TOTAL LIABILITIES AND SHAREHOLDERS EQUITY     $83,075        $94,080

  See Notes to Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
  (In thousands except per share amounts)

  (Unaudited)

                                                 1998               1997

  Net sales                                    $22,062             $23,523
  Cost of products sold                         11,612              12,586
  Gross profit                                  10,450              10,937

  Operating Expenses:
  Selling, general and administrative            7,268               6,901
  Research and development                       2,599               1,655

  Total operating expenses                       9,867               8,556

  Operating income                                 583               2,381

  Gain on sale of Trilogy Broadcast, Limited     1,194

  Interest and other expense, net                (569)              ( 411)

  Income before provision for income taxes       1,208               1,970

  (Benefit) provision for income taxes           (113)                 734

  Net income                                   $ 1,321            $  1,236

  Net income per common share basic
    and diluted                                $   .04           $     .04

  Weighted average shares used in computing
    net income per common share - basic
    and diluted                                 32,072              32,583

  See Notes to Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
  (In thousands except per share amounts)

  (Unaudited)

                                                 1998               1997

  Net sales                                    $64,683             $63,621
  Cost of products sold                         33,831              34,617
  Gross profit                                  30,852              29,004

  Operating Expenses:
    Selling, general and administrative         23,953              21,606
    Research and development                     7,615               5,106
    Restructuring and other non-recurring
      charges                                    3,979               3,082

  Total operating expenses                      35,547              29,794

  Operating loss                               (4,695)               (790)

  Gain on sale of Trilogy Broadcast, Limited     1,194

  Interest and other expense, net              (1,405)             (1,175)

  Loss before provision for income taxes       (4,906)             (1,965)

  Benefit for income taxes                     (1,429)               (573)

  Net loss                                     (3,477)             (1,392)

  Retained earnings - beginning of period        9,237               9,997

  Retained earnings - end of period           $  5,760             $ 8,605

  Net loss per common share - basic
    and diluted                              $   (.11)           $   (.04)

  Weighted average shares used in
    computing net loss per common
    share - basic and diluted                   32,072              32,516

  See Notes to Consolidated Financial Statements


  CHYRON  CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
  (In thousands)
  (Unaudited)

                                                1998                1997

  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                     $(3,477)            $(1,392)

  Adjustments to reconcile net loss to
  net cash provided by operating
  activities:
    Gain of sale of Trilogy Broadcast,
      Limited                                   (1,194)
    Restructuring and other non-recurring
      charges                                     3,370               1,801
    Depreciation and amortization                 3,897               2,925
    Deferred income tax (benefit)               (1,539)             (1,778)
  Changes in operating assets and liabilities:
    Accounts receivable                           3,608               2,933
    Inventories                                   5,665             (2,897)
    Prepaid expenses and other assets              (85)             (1,502)
    Accounts payable and accrued expenses       (2,503)               3,939
    Deferred revenue                            (1,018)
    Other liabilities                                60               (286)
  Net cash provided by operating activities       6,784               3,743

  CASH FLOWS FROM INVESTING ACTIVITIES
  Gross proceeds from sale of Trilogy
    Broadcast, Limited                            2,746
  Acquisition of Axis Holdings Incorporated                           (413)
  Acquisitions of property and equipment        (1,793)             (1,588)
  Capitalized software development              (2,474)             (1,583)
  Net cash used in investing activities         (1,521)             (3,584)

  CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of term loan                         (3,000)             (1,500)
  (Payments of) borrowings from revolving
    credit agreement, net                       (2,116)               2,663
  Payments of capital lease obligations           (260)                (80)
  Other                                                                (27)
  Net cash (used in) provided by financing
    activities                                  (5,376)               1,056
  Effect of foreign currency rate
    fluctuations on cash and cash
    equivalents                                       2                   5

  Change in cash and cash equivalents             (111)               1,220

  Cash and cash equivalents at beginning
    of period                                     2,968               4,555
  Cash and cash equivalents at end
    of period                                  $  2,857            $  5,775

  Non-cash investing and financing activities:

  On March 31, 1997, the Company acquired all the issued and outstanding shares of Axis Holdings Incorporated. The consideration, in addition to cash paid, included the issuance of 173,913 shares of Chyron Corporation common stock valued at $750,000 and notes payable of $667,000.

  On August 19, 1998, the Company sold Trilogy Broadcast, Limited.   The
  proceeds included cash and an interest bearing note for 300,000 British Pounds Sterling. The Company retained a 19% interest in the newly formed Company. See Note 6 to the Consolidated Financial Statements.

  See Notes to Consolidated Financial Statements


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

  1.  BASIS OF PRESENTATION

  In the opinion of management of Chyron Corporation (the Company), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1998 and the consolidated results of its operations and its cash flows for the periods ended September 30, 1998 and 1997. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The December 31, 1997 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 1997 financial statements to conform to the 1998 method of presentation.

  2.  NEW ACCOUNTING POLICIES

  In the first quarter of 1998, the Company adopted AICPA Statement of
  Position 97-2 (ASOP 97-2@), "Software Revenue Recognition." This SOP provides guidance on when revenue should be recognized for licensing, selling,
  leasing, or otherwise marketing computer software.   The adoption of SOP 97-
  2 did not have a material effect on the results of operations of the Company for the three and nine month periods ended September 30, 1998.

  During 1997 and 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129, Disclosure of Information About Capital Structure, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 132, Employers Disclosures About Pensions and Other Post Retirement Benefits. These accounting standards are effective for financial statements issued for fiscal years beginning after December 15, 1997 and require restatement of disclosures for earlier periods. The Company will adopt the new requirements in its annual financial statements in 1998. The Company does not anticipate that the adoption of these new standards will have a material impact on information previously disclosed in the Company=s consolidated financial statements.

  In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. This statement is effective for financial statements issued for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt the provisions of the standard on January 1, 2000. The Company does not anticipate that the adoption of this standard will have a material impact on results of operations, financial position or liquidity.

  3.  PRODUCT LINE RESTRUCTURING

  During the second quarter of 1998, as a result of continued poor operating results and the inability of the Company=s Concerto Division to meet revenue and operating targets, management determined that it would be in the Company=s best interest to implement a restructuring plan and refocus on its core business of graphics, routing and automation products for the television broadcast, cable and post production industries. Such restructuring plan involved the disposal of the Concerto and Trilogy Divisions, the modification of its investment in RT-SET and the reorganization of the Company=s core product sales force to be complimentary to its new sales and marketing strategy. As a result, the Company recorded a $3,979,000 charge to operations during the second quarter of 1998. Such charge resulted from a write-down of assets to estimated net realizable value and employee severance and selling costs as a result of such restructuring plans. Additional amounts were accrued for litigation and other costs.

  4.  ACCOUNTS RECEIVABLE

  Accounts receivable is stated net of an allowance for doubtful accounts of $3,423,000 and $3,124,000 at September 30, 1998 and December 31, 1997,
  respectively.

  5.  INVENTORIES

  Inventories, net of obsolescence reserves, consist of the following (in thousands):

                      September 30,  December 31,
                         1998           1997

  Finished goods       $  7,735       $12,346
  Work-in-process         3,027         9,303
  Raw material            8,318         4,891
                       $ 19,080       $26,540

  6.  SALE OF TRILOGY BROADCAST, LIMITED

  On August 19, 1998, the Company completed the sale of Trilogy Broadcast, Limited (Trilogy), a wholly-owned subsidiary of Pro-Bel, Limited, to the management of Trilogy. The Company received gross proceeds of 2.0 million British Pounds Sterling, an interest bearing note for 300,000 British Pounds Sterling and a 19% interest in the new company that results from this transaction. This transaction resulted in an overall gain of approximately $1.2 million.

  As a result of this sale, the Company=s assets and liabilities decreased by approximately $2.9 million and $800,000, respectively. For the nine months ended September 30, 1998, Trilogy contributed sales, gross profit and operating income of $2.9 million, $1.6 million and $20,000, respectively.


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy.

  Results of Operations

  Overview

  This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto:

  Comparison of the Three Months Ended September 30, 1998 and 1997

  Sales for the quarter ended September 30, 1998 were $22.1 million, a decrease of $1.4 million, or 6%, over the $23.5 million reported for the third quarter of 1997. This decrease was primarily due to a loss in volume from the sale of Trilogy Broadcast, Limited (Trilogy) and a decline in international graphic and international Pro-Bel sales. An increase in Pro-Bel America revenues of 62% offset a portion of this decline.

  Gross profit decreased to $10.5 million for the quarter ended September 30, 1998. The decrease of $487,000, or 4.5%, from the $10.9 million reported for the third quarter of 1997 was primarily attributable to the decrease in sales for the third quarter of 1998. Gross margins as a percentage of sales increased to 47.4% in 1998 versus 46.5% in 1997 mainly as a result of the change in the product mix.

  Selling, general and administrative (SG&A) expenses increased by $367,000, or 5%, to $7.3 million in the quarter ended September 30, 1998 compared to $6.9 million for the third quarter of 1997. This growth in overall SG&A expenses is directly related to the continued efforts to improve customer service and to focus on sales and marketing initiatives, specifically directed at supporting and growing the Pro-Bel product lines in America and the establishment of the Chyron/Pro-Bel sales office in France.

  Gross research and development (R&D) costs increased by $944,000 during the third quarter of 1998 as compared to the same period in 1997. Increases were incurred at both Chyron and Pro-Bel as the Company continues to focus its attention on new product development to address the FCC ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998.

  In connection with the restructuring plan implemented in the second quarter of 1998, the Company completed the sale of Trilogy to its management on August 19, 1998. This transaction resulted in an overall gain of approximately $1.2 million.

  Interest and other expense, net increased primarily as a result of foreign currency transaction losses of approximately $150,000 for the quarter ended September 30, 1998, offset by a decrease in interest expense related to a lower average outstanding debt balance.

  The Company recorded a tax benefit of $113,000 for the quarter ended September 30, 1998. This is primarily due to a foreign tax loss resulting from an overall reduced gain on the sale of Trilogy and the timing of other
  taxable transactions.   The Company's effective tax rate in the quarter
  ended September 30, 1997 was 37%.

  Comparison of the Nine Months Ended September 30, 1998 and 1997

  Sales for the nine months ended September 30, 1998 were $64.7 million, an increase of $1.1 million, or 2%, over the $63.6 million reported for the first nine months of 1997. This increase was a result of substantial increases in Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  CHYRON CORPORATION
     (Registrant)



  November 13, 1998               Edward Grebow
       (Date)                 /s/ Edward Grebow
                                  President and
                                  Chief Executive Officer


  November 13, 1998          /s/  Dawn Johnston
       (Date)                     Dawn Johnston
                                  Senior Vice President and
                                  Chief Financial Officer