Form 10-Q/A
period 1998-09-30
CHYRON CORP
filed 1999-01-08
CIK 20232

FORM 10-Q

  U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended September 30, 1998
  Commission File Number 1-9014

  Chyron Corporation
  (Exact name of registrant as specified in its charter)

  New York
  (State or other jurisdiction of Incorporation or organization)

  11-2117385
  (IRS Employer Identification No.)

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

  November 9, 1998


  This document consists of 14 pages


  CHYRON CORPORATION

  INDEX


  PART I  FINANCIAL INFORMATION

  Item 1. Financial Statements
  Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
  December 31, 1997                                    3
  Consolidated Statements of Operations (unaudited) for the Three
  Months ended September 30, 1998 and 1997                  4
  Consolidated Statements of Operations (unaudited) for the Nine
  Months ended September 30, 1998 and 1997                  5
  Consolidated Statements of Cash Flows (unaudited) for the Nine
  Months ended September 30, 1998 and 1997                  6
  Notes to Consolidated Financial Statements (unaudited)    7

  Item 2. Management's Discussion and Analysis of Financial Condition and
  Results of Operations                                9


  PART II  OTHER INFORMATION

  Item 1. Legal Proceedings                            13

  Item 2. Changes in Securities                        13

  Item 3. Defaults Upon Senior Securities              13

  Item 4. Submission of Matters to a Vote of
  Security Holders                                     13

  Item 5. Other Information                            13

  Item 6(a)Exhibits                                    13

  Item 6(b)Reports on Form 8-K                         13

  Signatures                                           14


  CHYRON CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (In thousands except share amounts)

  ASSETS

                                                   (Unaudited)
                                                 September 30,December 31,
                                                          1998       1997
  Current assets:
  Cash and cash equivalents                           $  2,857   $  2,968
  Accounts receivable                                   16,980     21,125
  Inventories                                           19,080     26,540
  Deferred tax asset                                     6,423      4,301
  Prepaid expenses and other current assets              1,991      2,180
  Total current assets                                  47,331     57,114

  Property and equipment                                12,879     12,373
  Excess of purchase price over net tangible
  assets acquired                                        5,237      6,779
  Investments                                            2,328      2,161
  Software development costs                             4,113      5,224
  Deferred tax asset                                     7,081      7,070
  Other  assets                                          4,106      3,359
  TOTAL ASSETS                                         $83,075    $94,080

  LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
  Accounts payable and accrued expenses                $12,224    $14,164
  Current portion of long-term debt                      2,503      2,318
  Deferred revenue                                         251      1,327
  Capital lease obligations                                187        350
  Total current liabilities                             15,165     18,159

  Long-term debt                                        12,561     17,774
  Capital lease obligations                                643        317
  Other liabilities                                      3,928      3,868
  Total liabilities                                     32,297     40,118

  Commitments and contingencies

  Shareholders' equity:
  Preferred stock: par value without designation
  Authorized - 1,000,000 shares, Issued - none
  Common stock: par value $.01
  Authorized - 150,000,000 shares
  Issued and outstanding -
  32,072,372 at September 30, 1998 and
  32,605,705 at December 31, 1997                          321            326
  Additional paid-in capital                            44,021         44,016
  Retained earnings                                      5,760          9,237
  Cumulative translation adjustment                        676            383
  Total shareholders' equity                            50,778         53,962
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY           $83,075        $94,080

  See Notes to Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
  (In thousands except per share amounts)

  (Unaudited)

                                                          1998           1997

  Net sales                                            $22,062        $23,523
  Cost of products sold                                 11,612         12,586
  Gross profit                                          10,450         10,937

  Operating Expenses:
  Selling, general and administrative                    7,268          6,901
  Research and development                               2,599          1,655

  Total operating expenses                               9,867          8,556

  Operating income                                         583          2,381

  Gain on sale of Trilogy Broadcast, Limited             1,194

  Interest and other expense, net                        (569)         ( 411)

  Income before provision for income taxes               1,208          1,970

  (Benefit) provision for income taxes                   (113)            734

  Net income                                            $1,321       $  1,236

  Net income per common share - basic and diluted       $  .04        $   .04

  Weighted average shares used in computing net
  income per common share - basic and diluted           32,072         32,583




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


  See Notes to Consolidated Financial Statements


  CHYRON  CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
  (In thousands)
  (Unaudited)
                                                         1998            1997
  CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                            $(3,477)       $(1,392)
  Adjustments to reconcile net loss to net
  cash provided by operating activities:
  Gain of sales of Trilogy Broadcast, Limited          (1,194)
  Restructuring and other non-recurring charges          3,370          1,801
  Depreciation and amortization                          3,897          2,925
  Deferred income tax (benefit)                        (1,539)        (1,778)
  Changes in operating assets and liabilities:
  Accounts receivable                                    3,608          2,933
  Inventories                                            5,665        (2,897)
  Prepaid expenses and other assets                       (85)        (1,502)
  Accounts payable and accrued expenses                (2,503)          3,939
  Deferred revenue                                     (1,018)
  Other liabilities                                         60          (286)
  Net cash provided by operating activities              6,784          3,743

  CASH FLOWS FROM INVESTING ACTIVITIES
  Gross proceeds from sale of Trilogy
  Broadcast, Limited                                     2,746
  Acquisition of Axis Holdings Incorporated                             (413)
  Acquisitions of property and equipment               (1,793)        (1,588)
  Capitalized software development                     (2,474)        (1,583)
  Net cash used in investing activities                (1,521)        (3,584)

  CASH FLOWS FROM FINANCING ACTIVITIES
  Payments of term loan                                (3,000)        (1,500)
  (Payments of) borrowings from revolving
  credit agreement, net                                (2,116)          2,663
  Payments of capital lease obligations                  (260)           (80)
  Other                                                                  (27)
  Net cash (used in)provided by financing
  activities                                           (5,376)          1,056
  Effect of foreign currency rate fluctuations
  on cash and cash equivalents                               2              5

  Change in cash and cash equivalents                    (111)          1,220

  Cash and cash equivalents at beginning of period       2,968          4,555
  Cash and cash equivalents at end of period           $ 2,857        $ 5,775

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

  2. NEW ACCOUNTING POLICIES

  In the first quarter of 1998, the Company adopted AICPA Statement of Position 97-2 (SOP 97-2), "Software Revenue Recognition." This SOP provides guidance on when revenue should be recognized for licensing, selling,
  leasing, or otherwise marketing computer software.   The adoption of SOP 97-
  2 did not have a material effect on the results of operations of the Company for the three and nine month periods ended September 30, 1998.

  During 1997 and 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 129, Disclosure of Information About Capital Structure, SFAS No. 131, Disclosures About Segments of an Enterprise and Related Information, and SFAS No. 132, Employers' Disclosures About Pensions and Other Post Retirement Benefits. These accounting standards are effective for financial statements issued for fiscal years beginning after December 15, 1997 and require restatement of disclosures for earlier periods. The Company will adopt the new requirements in its annual financial statements in 1998. The Company does not anticipate that the adoption of these new standards will have a material impact on information previously disclosed in the Company's consolidated financial statements.

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


  3. PRODUCT LINE RESTRUCTURING

  During the second quarter of 1998, as a result of continued poor operating results and the inability of the Company's Concerto Division to meet revenue and operating targets, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus on its core business of graphics, routing and automation products for the television broadcast, cable and post production industries. Such restructuring plan involved the disposal of the Concerto and Trilogy Divisions, the modification of its investment in RT-SET and the reorganization of the Company's core product sales force to be complimentary to its new sales and marketing strategy. As a result, the Company recorded a $3,979,000 charge to operations during the second quarter of 1998. Such charge resulted from a write-down of assets to estimated net realizable value and employee severance and selling costs as a result of such restructuring plans. Additional amounts were accrued for litigation and other costs.

  4. ACCOUNTS RECEIVABLE

  Accounts receivable is stated net of an allowance for doubtful accounts of $3,423,000 and $3,124,000 at September 30, 1998 and December 31, 1997,
  respectively.

  5. INVENTORIES

  Inventories, net of obsolescence reserves, consist of the following (in thousands):

                                        September 30,  December 31,
                                               1998           1997

  Finished goods                            $  7,735       $12,346
  Work-in-process                              3,027         9,303
  Raw material                                 8,318         4,891
                                             $19,080       $26,540


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

  As a result of this sale, the Company's assets and liabilities decreased by approximately $2.9 million and $800,000, respectively. For the nine months ended September 30, 1998, Trilogy contributed sales, gross profit and operating income of $2.9 million, $1.6 million and $20,000, respectively.


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

  Comparison of the Nine Months Ended September 30, 1998 and 1997

  Sales for the nine months ended September 30, 1998 were $64.7 million, an increase of $1.1 million, or 2%, over the $63.6 million reported for the first nine months of 1997. This increase was a result of substantial increases in the domestic sales of the Pro-Bel line, which showed a growth of nearly 150%, offset by decreases in international graphics and Pro-Bel sales.

  Gross profit increased to $30.9 million for the nine months ended September 30, 1998. The increase of $1.8 million, or 6%, over the $29 million reported for the nine months of 1997 was primarily attributable to the growth in sales. Gross margins as a percentage of sales increased to 47.7% in 1998 versus 45.6% in 1997 mainly as a result of the change in the product mix.

  SG&A expenses increased by $2.3 million, or 10.9%, to $23.9 million in the first nine months of 1998 compared to $21.6 million for the first nine months of 1997. As outlined in the three month comparison, increases were seen at both Chyron and Pro-Bel as a result of the new sales and marketing initiatives implemented by the Company. In addition, approximately $590,000 of this increase was related to the support of the Concerto product line, which will be non-recurring as a result of the product line restructuring described below.

  Gross R&D costs increased during the first nine months of 1998 compared to the same period in 1997 by $2.5 million. Increases were incurred at both Chyron and Pro-Bel as the Company focuses its attention on new product development to address an FCC ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998. Approximately $314,000 of this increase was related to the support of the Concerto product line, which will be non-recurring as a result of the product line restructuring described below.

  During the second quarter of 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for television broadcast, cable and post production industries. This product line restructuring included the sale of Trilogy; the modification of the Company's investment in RT-SET; the reorganization of Chyron's sales and marketing organization; and the disposition of the Concerto Division. As a result, the Company recorded restructuring and other non-recurring charges of $3,979,000 during the second quarter of 1998.

  The restructuring charge included the write-down of Concerto assets, accrued severance, legal costs and costs of disposition of such division totaling $2.9 million. Other non-recurring charges totaled $1.1 million and related to management's initiative to refocus on the Company's core products. Included in other non-recurring charges are costs related to the sales reorganization, accrued severance and other miscellaneous costs, all of which will require cash outlays. Additional accruals have been made for litigation and other legal costs. As of September 30, 1998 approximately 35% of total cash expenditures have been settled.

  During the nine months ended September 30, 1998, the Company completed the sale of Trilogy to its management. This transaction resulted in an overall gain of approximately $1.2 million.

  In the nine months ended September 30, 1997, the Company recorded non-recurring charges of approximately $3.1 million comprising a $2.4 million charge related to the repositioning by the Company to address the effects of an FCC ruling requiring digital advanced television transmission beginning in 1998 and $675,000 attributable to the Company's planned secondary offering of common stock which was terminated due to the market valuation of the stock.

  Interest and other expenses, net increased mainly as a result of foreign currency transaction losses for the period as compared to a gain in the prior year, offset by a slight decrease in interest expense resulting from lower average borrowings.

  The Company's effective tax (benefit) rate was 29% for each of the nine month periods ended September 30, 1998 and 1997. This rate, which is lower than the U.S. statutory rate, reflects the benefit recorded in the third quarter of 1998 discussed above and the effects of foreign income (losses) taxed at lower rates.

  Liquidity and Capital Resources

  At September 30, 1998, the Company had cash on hand of $2.9 million and working capital of $32.2 million.

  As set forth in the Consolidated Statements of Cash Flows, the Company generated $6.8 million in cash from operations during the nine months ended September 30, 1998 as compared to $3.7 million for the comparable 1997 period. The improvement in cash flows from operations is principally due to lower accounts receivable balances from improved collections and the timing of certain customer down payments, reductions in inventory levels primarily as a result of subcontracting inventory assemblies in lieu of manufacturing and applying 'just in time' methodologies, offset by declines in the level of accounts payable. The Company also received $2.7 million in gross proceeds from the sale of Trilogy. These funds were used to paydown a portion of the Company's term loan.

  At September 30, 1998, the Company had available lines of credit of $1.5 million under its revolving credit facility. Such facility is scheduled to expire on March 28, 1999 and management intends to seek renewal of such facility prior to the expiration date.

  In addition, Pro-Bel has an overdraft facility with a bank of up to 4.0 million British Pounds Sterling through December 31, 1998. Total borrowings are limited to amounts computed under multiple formulas of eligible accounts receivable and inventory. All monies under the facility are repayable upon written demand. Management intends to seek renewal of this facility prior to the expiration date.

  The Year 2000

  The Company has taken actions to ensure that its products, internal systems and procedures are Year 2000 Compliant. To this end, the Company has established a proactive plan to assess the Year 2000 impact in order to minimize any interruption of its operations or its ability to serve its customers. The Company has also established a Year 2000 Committee whose members include senior management and functional area leaders.

  The Company has structured its plan to assess internal systems, infrastructure, facilities, suppliers and vendors as well as products and services. Our assessment phase is in progress, with a target completion date of December 31, 1998. A target date of June 1, 1999 has been set for completion of remediation efforts based upon the results of our assessment. At this time, Chyron has not encountered any Year 2000 issues which would have a material adverse effect on its business or current products.


  PART II.     OTHER INFORMATION

  ITEM 1.  Legal Proceedings

  The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

  ITEM 2. Changes in Securities

  Not applicable.

  ITEM 3. Defaults Upon Senior Securities

  Not applicable.

  ITEM 4. Submission of Matters to a Vote of Security Holders

  Not applicable.

  ITEM 5. Other Information

  Not applicable.

  ITEM 6(a).   Exhibits

  (27) Financial Data Schedule

  ITEM 6(b).   Reports on Form 8-K

  The Company did not file any current reports on Form 8-K during its fiscal quarter ended September 30, 1998.



  SIGNATURES


  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


  CHYRON CORPORATION
  (Registrant)





  November 13, 1998                /s/ Edward Grebow
       (Date)                      Edward Grebow
                                   President and
                                   Chief Executive Officer





  November 13, 1998                /s/ Dawn Johnston
       (Date)                      Dawn Johnston
                                   Senior Vice President and
                                   Chief Financial Officer