Form 10-K
period 1998-12-31
CHYRON CORP
filed 1999-03-30
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, DC 20549

  FORM 10-K

  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934

  For the fiscal year ended December 31, 1998
  Commission File Number 1-9014

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

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

  The aggregate market value of voting stock held by non-affiliates of the Company on March 10, 1999 was $26,124,963. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 10, 1999 was 32,058,026.

  DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 12, 1999 are incorporated by reference into Part III.


  Exhibit index is located on page 48
  This document consists of 52 pages


  From time to time, including in this Annual Report on Form 10-K, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and
  development activities  and similar matters.   The Private Securities
  Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy.


  PART I

  ITEM 1.  BUSINESS

  General Information Regarding the Company

  Chyron Corporation ("Chyron" or the "Company") was incorporated under the laws of the State of New York on April 8, 1966 under the name The Computer Exchange, Inc., which was changed to the present name on November 28, 1975. On April 12, 1996, Chyron acquired Pro-Bel Limited ("Pro-Bel"). The Company's principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and its telephone number is (516) 845-2000. Its executive offices in the United Kingdom are located at Danehill, Lower Earley, Reading, Berkshire RG6 4PB and its telephone number is 44-118-986-6123.

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


  Industry Transition to High Definition Television

  In October 1996, the Federal Communications Commission ("FCC") adopted a rule that requires broadcasters to utilize digital advanced television transmission. This ruling requires broadcasters to adopt one of eighteen formats deemed acceptable as broadcast standards for digital television ("DTV"), as opposed to the current analog equipment, and sets a timetable for the adoption of DTV, specifically High Definition Television ("HDTV"), broadcast by the year 2006.

  This decision has set in motion the evaluation of which digital transmission formats are acceptable and will be used for replacing the current analog National Television Standards Committee ("NTSC") standards for broadcasting, news, entertainment and other program sources. Today, broadcasters are examining the performance of each of these formats, as well as their technical requirements. By the year 2006, all the current analog NTSC equipment will have to be upgraded or replaced as broadcasters discontinue their analog NTSC broadcasts in order to comply with the recent FCC ruling.

  The method and timing of broadcasters' conversion to digital television is very important to the future profitability of Chyron. As an equipment manufacturer, Chyron plans to provide broadcasters with innovative DTV and HDTV equipment. Management views this industry transition as a great opportunity. However, broadcasters' failure to convert on a timely basis could have a negative impact on the future financial condition of the Company.

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

  Graphic Systems

  Duet and Duet HD: Duet/Duet HD is a real-time 2D/3D serial digital video graphics processing platform that integrates open standards, a Windows NT front end, and provides real-time performance for a variety of televison graphics applications. Configurable as digital standard definition or digital HDTV, it is the most significant new graphics product introduction from Chyron since the iNFiNiT! nine years ago, representing the next generation of video graphics engines. Currently shipped with Lyric graphics composition application, Duet HD offers the first ever serial digital high definition character generator capability.

  Duet addresses the requirements of state-of-the-art installations, bringing together the proprietary operating system necessary to execute broadcast quality graphics and the Windows NT interface, which is increasingly becoming the standard in broadcast and production facilities. Extending the reach of Duet, CAL (Chyron Abstraction Layer) allows third party software developers to use standard Open GL code to create custom applications, making Duet as accessible for software product development as a personal computer.

  iNFiNiT! Family of Graphics and Character Generators: Chyron's family of iNFiNiT! products has long been the gold standard for broadcast quality character generators. Largely due to the iNFiNiT! family line, Chyron believes that it has a 60-70% share of the installed base of the high-end broadcast character generator market in the U.S.

  The flagship iNFiNiT! is a dual-user graphics workstation with one to three output channels, each with a dedicated key signal. MAX!> is a single-user graphics system with one or two separate video and key channels. MAXINE!
  is a single channel/single-user character generator. MAX!> and MAXINE! have similar feature sets and effective resolution as the iNFiNiT!. All systems can be configured with analog or digital outputs. In September 1996, the Company introduced WiNFiNiT!, an optional PC-based graphical user interface which utilizes the Microsoft Windows 95 or Windows NT operating systems.
  In 1998, CLYPS, a live video/key capture/playback system, was launched. Files are stored in JPEG format on a SCSI express drive, eliminating the need for external playback devices. Also introduced in 1998 were Message Compose version 10.00 and MAX!> Dual Preview Output.

  Other options include Transform animation, Intelligent Interface remote control, iNFiNiT! Third Channel Output option, MAXINE! Preview, IMAGESTOR! still store and various paint and composition packages.

  Chyron Aprisa Still Store Systems: The Chyron Aprisa 100 is a Windows NT based family of still and clip store systems. Providing sophisticated database functions, the Chyron Aprisa 100 allows play list creation and playback with effects, search, sort and editing. Options include the Aprisa 200 Digital Disk Recorder and the Aprisa 300 Video Replay System (advanced playback capability).

  Compact Graphics and Character Generators: The Company's compact character generators, sold under the CODI and PC-CODI names, provide real-time text, titling and logo generation which are used for broadcasting time, temperature, weather warnings, sports statistics, scoreboards, news updates and financial information. CODI products may operate through touch screens for real-time on-screen drawing. They can work with standard computer platforms regardless of operating system or system performance.

  Liberty Paint and Animation: Chyron's Liberty family of paint and animation tools provides resolution-independent, non-linear, digital image processing for creating, editing and compositing special visual effects in an on-line, real-time environment. Liberty was used to create award-winning CNN graphics and special effects in major feature films, including Batman and Robin, Independence Day, Casino, Broken Arrow and Godzilla. Liberty products operate on various Silicon Graphics workstations as well as the Windows NT platform, and support all popular file formats. Liberty offers a menu of video graphic creation tools, such as painting, compositing, morphing, titling, 3D transforming, layering, coloring, cycle animation, rotoscoping and cell animation. In 1998, three new versions of Liberty were introduced: Liberty 6.5, running on the SGI platform; Liberty NT, running on the Windows NT platform, providing Liberty graphics power previously available only on more expensive SGI workstations; and Liberty HDTV, a full-featured serial digital high definition graphics and animation system.

  Media Management - Signal Management Systems

  Pro-Bel Routing Switchers and Controllers: Under the Pro-Bel name, the Company provides a complete range of control solutions for matrix systems which process and distribute multimedia signals.

  XD: The new XD series of digital routing switchers are large-scale routing systems that can produce high-performance signal distribution across a wide spectrum of applications.

  16 x 16 HDTV Router: It provides a 16 x 16 HDTV router in 3RU and 1.485 Gb/s SMPTE 292M compatibility. This product may operate as a standalone router or as part of a larger routing system under Pro-Bel control.

  Freeway: Mid-range routing switcher which is designed for facilities in the process of converting from analog to digital operations.

  Gemini: 16 x 2 compact multi-format routers designed for monitor switching and similar applications. It also operates as a standalone router or integrates with Pro-Bel control systems.

  System 3 and Procion Controllers: System 3 provides a push button control panel which can utilize simple signal matrix solutions and multi-matrix installations with integrated tie-line management. Procion offers a range of IBM PC/Windows touch screen control systems which are easy to use and configure. System 3 and Procion can be integrated with each other and with Pro-Bel routing systems for maximum flexibility.

  Digital Master Control Switchers - TX 320 and TX 310: Compact and cost effective, these switchers process serial digital video and digital analog or embedded audio inputs. For sophisticated transitions, an optional 3D DVE may be added. TX Series master control switchers provide unique built-in integration with Pro-Bel Compass/Sextant automation and maximum flexibility, where one panel can control many channels, or a number of panels can share
  channels.   HDTV channels for the TX series will be released in the first half of 1999.

  Media Management - Control and Automation Systems

  Asset Management - MAPP: Pro-Bel has developed a suite of products which are designed to process video, audio and related data signals, integrating with Pro-Bel automation for signal playout. MAPP is a Windows based, video server management and control system. MAPP provides facilities the ability to record, track, cache and replay broadcast material according to a user-defined schedule. MAPP easily interfaces with disk based video servers manufactured by many different vendors. New MAPP products introduced in 1998:

  Pro-Bel MAPP WAN Manager: A first from Pro-Bel, providing automatic transport of video server media between remote sites via Wide Area Networks.

  Pro-Bel MAPP Media Browse Acquisition/WAN Manager: Provides a simple method to transfer the media from high bandwidth to low bandwidth server environments, across standard WANs, for cost effective remote media browsing and review applications.

  Pro-Bel MAPP Version 5: New NT platform for MAPP Asset Management software. MAPP tracks every storage device and item of material within the broadcast operation. Database is available over a standard computer network with multiple workstations. Multiple users enter, direct, monitor and control each item and prepare it for manual or automated playout.

  Pro-Bel MAPPEX (MAPP Exchange Interface): Provides interface to MIS systems. Used primarily for tracking commercial airings for subsequent billing to advertisers.

  Automation Compass and Sextant: Each provides comprehensive station automation for single and multi-channel operations, with Compass controlling a larger number of devices including large cart machines. Sextant can be upgraded to Compass functionality. Unique real-time hardware platform with redundant controllers and power supplies provides the ultimate in reliability. Users edit schedules and interface to traffic systems via standard NT workstations that provide familiar and intuitive operation. Extensive use of icons and graphical techniques provide readable schedules with at-a-glance status.

  Marketing and Sales

  The Company markets its products and systems to traditional broadcast, production and post-production facilities, government agencies, educational institutions and telecommunications and corporate customers.

  In order to maintain and increase awareness of its products, the Company displays its products at the major domestic and international trade shows of the broadcast and computer graphics industries. In the United States, the Company exhibits at the National Association of Broadcasters (NAB) and SMPTE conventions. It also exhibits at the International Broadcasters Convention (IBC) in Europe. The Company uses direct-mail campaigns and places advertisements in broadcast, post-production and computer industry publications.

  Sales of the Company's products in the United States and the United Kingdom are made through Company direct sales personnel, dealers, independent representatives, systems integrators and OEMs. Direct sales, marketing and product specialists serving the domestic markets act as links between the customer and the Company's development teams.

  Sales of the Company's products outside of the United States and United Kingdom are made through dealers and sales representatives covering specific territories. The Company maintains sales offices in Hong Kong, China and
  in Paris, France in an effort to increase foreign sales.   In some
  territories, dealers sell products from all of the Company's product categories; in other territories, dealers handle only specific products.


  Service, Support and Training

  The Company offers comprehensive technical service, support and training to its customers through 24 hours per day, seven days per week access to trained service and support professionals.

  Training courses are available through the Company and range in length from a few days to a few weeks and consist of a mix of classroom discussions and hands-on training. The Company offers training courses for many of its products at its Melville (New York) headquarters and its Reading (United Kingdom) and Atlanta (Georgia) centers. The Company also conducts on-site training. Installation assistance, hardware and software maintenance contracts and spare parts are made available by the Company. The Company believes support contracts and a responsive spare parts supply service facilitate customer satisfaction. Service is provided both domestically and internationally by the Company or its appointed dealers and representatives. The Company also provides sales and service support to its dealers from time to time. The Company provides warranties on all of its products ranging from ninety days to five years.

  Research and Development

  The Company's research and product development, conducted in Melville, New York, Reading, United Kingdom and Cupertino, California, is focused on the continued enhancement of its existing products and the development of new ones. Product development efforts include both graphic products and routers and switchers which will comply with the FCC ruling of October 1996. This ruling will affect the broadcast industry across the next decade and beyond, specifically the adoption of digital television, and more specifically HDTV television.

  Historically, the Company has focused its efforts toward the development of complete systems rather than of either hardware or software standing alone. A strategic engineering group evaluates hardware and software technologies. Currently, engineering efforts include software stand alone products and hardware with software products that address the FCC ruling described above.

  During 1998, 1997 and 1996, the Company expensed approximately $9.5 million, $6.8 million and $5.3 million, respectively, for research and development. Such amounts were net of amounts capitalized with respect to software development costs incurred in connection with the development of new products and the modification and enhancement of existing products.

  Manufacturing

  The Company has final assembly and system integration operations located in Melville and Reading. The Company primarily uses third-party vendors to manufacture and supply all of the hardware components and sub-assemblies utilized in the Company's graphics systems and relies upon a combination of third-party vendors and internal manufacturing for components and sub-assemblies utilized in the Company's signal management systems. The Company designs many of its system components to its own specifications, including metal and electronic parts and components, circuit boards and certain sub-assemblies. It assembles such items and standard parts, together with internally-developed software, to create final products. The Company then performs testing and quality inspections of each product.

  Competition

  The markets for graphics imaging, editing and animation systems, signal routing systems and media storage systems are highly competitive and are characterized by rapid technological change and evolving industry standards. Rapid obsolescence of products, frequent development of new products and significant price erosion are all features of the industry in which the Company operates. The FCC's recent ruling requiring broadcasters to utilize DTV transmission beginning in 1998 will require large future capital expenditures by the broadcast industry. Management recognizes this as an opportunity for the Company in the market place, but, as a result, the Company also anticipates increased competition from both existing companies and new market entrants. The Company is currently aware of several major and a number of smaller competitors. In the graphics area, the Company believes its primary competitors are Aston Electronic Designs Limited, Dynatech Corporation, Pinnacle Systems Inc., Quantel Inc. and Accom. In the signal management area, the Company believes its primary competitors are Dynatech Corporation, Leitch Incorporated, Philips Electronics N.V., Sony Corporation and Tektronix Inc. In the control and automation area, the Company believes its primary competitors are Drake, Louth Automation, Philips Electronics N.V., Sony Corporation and Tektronix, Inc. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, certain product categories and market segments, on a region-by-region basis, in which the Company does or may compete, are dominated by certain vendors.


  Employees

  As of December 31, 1998, the Company employed 414 persons on a full-time basis, including 74 in sales and marketing, 133 in manufacturing and testing, 50 in customer support, service and training, 59 in finance and administration and 98 in research and development. None of these employees is represented by a labor union.

  Patents and Proprietary Rights

  The Company's success depends upon its ability to protect its proprietary software technology and operate without infringing the rights of others. It relies on a combination of patent, trademark and trade secret laws to establish and protect its proprietary rights in its technology.

  The names Chyron, Scribe, Chyron Scribe, Chyron Scribe Junior, Chyron SuperScribe, iNFiNiT!, MAX!>, MAXINE!, CODI, I2, Chyron Care, Intelligent Interface, Intelligent Interface (I2), CMX, CMX AEGIS, CMX OMNI, Aurora, Liberty and Liberty Aurora and Design are registered trademarks of the Company. The Company also has rights in trademarks and service marks which are not federally registered. The Company does not have registered copyrights on any of its intellectual property.

  Government Regulations

  The telecommunications and television industries are subject to extensive regulation in the United States and other countries. For example, The United States Federal Communications Commission has issued regulations relating to shielding requirements for electromagnetic interface in electronic equipment. The Company's products are in compliance with these regulations. Furthermore, television operators are subject to extensive government regulation by the FCC and other federal and state regulatory agencies.

  ITEM 2.  PROPERTIES

  The executive offices and principal office of the Company and its graphics business are located in Melville, New York pursuant to a lease that expires on June 30, 2004. This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. The Company also leases approximately 7,000 square feet in Cupertino, California and 4,300 square feet in Torrance, California for research and development, which expire on December 31, 2002 and November 30, 2000, respectively. The Company also maintains sales offices in Atlanta and Dunwoody, Georgia of 1,000 and 2,700 square feet, respectively, and in Hong Kong of 2,000 square feet pursuant to leases which expire on January 31, 2001, November 30, 2002 and April 26, 2001, respectively. In the United Kingdom, the Company's executive office is located in Reading, United Kingdom where it owns a facility of approximately 19,000 square feet. This facility is used for manufacturing, research and development and marketing. The Company occupies additional facilities in the United Kingdom in Reading and Andover, used primarily for research and development and manufacturing, which total approximately 28,000 square feet pursuant to leases which expire
  from December 25, 2012 through September 29, 2020.   The Company currently
  utilizes 90% to 100% of the space of all of its facilities. Management currently believes that each facility is suitable for its existing operations and does not foresee the need for any significant expansion of its current facilities.

  ITEM 3.  LEGAL PROCEEDINGS

  The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  During the fourth quarter of the year ended December 31, 1998, there were no matters submitted to a vote of the Chyron shareholders through the solicitation of proxies or otherwise.


  PART II

  ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED
           SECURITY HOLDERS MATTERS

  Chyron's common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CHY". The approximate number of holders of record of the Company's common stock at March 10, 1999 was 5,557.

  The following table sets forth the high and low reported sales price for the common stock adjusted to reflect the one-for-three reverse stock split which occurred in February 1997.

  Price Range of Common Stock

                                                   High               Low

  Year Ended December 31, 1998
                    Fourth quarter               $3.000              $1.250
                    Third quarter                 3.625               1.625
                    Second quarter                4.938               3.125
                    First quarter                 4.813               3.125

  Year Ended December 31, 1997
                    Fourth quarter               $6.125              $4.125
                    Third quarter                 5.500               4.063
                    Second quarter                5.875               3.750
                    First quarter                 9.375               4.875

  On March 10, 1999, the closing price of the Company's common stock as reported on the NYSE was $1.938.

  The Company has not declared or paid any cash dividend since November 27, 1989. The Company currently plans to retain its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. In connection with the Company's term loan and revolving credit facility, the Company is prohibited from paying dividends in excess of 25% of its net income for the then current fiscal year.

  In December 1998, the Company sold $1.1 million aggregate principal amount of 8% Subordinated Convertible Debentures (the "1998 Debentures"), due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The debentures are convertible, at any time, at the option of the holders thereof, into Common Stock of the Company at a conversion price of $2.466 per share (which is equal to 120% of the average of the closing selling prices of the Common Stock for the 90 trading days immediately preceding the issue date of the debentures). The debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date. Subject to certain restrictions, the debentures are exchangeable, at the option of the holders thereof, for a like principal amount of any series of convertible subordinated debentures which the Company may issue pursuant to a private placement, through a placement agent, within 180 days of the issue date of the debentures. The net proceeds from the sale of the debentures were used for general working capital purposes.

  The sales of the debentures were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of the Company's knowledge, the purchasers of the debentures acquired them for their own accounts, and not with a view to any distribution thereof.


  ITEM 6.  SELECTED FINANCIAL DATA

  The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, all of which are contained in this Annual Report on Form 10-K.

  SUMMARY FINANCIAL DATA
  (In thousands, except per share amounts)

                                            Year Ended December 31,
                                1998      1997  1996(1)     1995      1994

  Statement of Operations Data:

  Net sales                  $83,710   $86,774  $82,608   $53,971    $42,762
  Gross profit                39,460    39,830   42,667    31,225     23,850
  Operating expenses:
  Selling, general and
    administrative            31,420    29,662   22,349    17,066     14,301
  Research and
    development                9,537     6,822    5,253     4,105      4,163
  Non-recurring charges        3,979     3,082
  Management fee                                            2,911      1,139
  West Coast restructuring
    charge (recapture)                                    (1,339)     12,716
  Total operating
    expenses                  44,936    39,566   27,602    22,743     32,319
  Operating income
    (loss)                   (5,476)       264   15,065     8,482    (8,469)
  Gain on sale of
    Trilogy Ltd.               1,194
  Interest and other
    expense, net             (1,786)   (1,242)  (1,666)     (536)     ( 525)
  Net (loss) income          (4,447)     (760)    8,654     7,476    (8,994)
  Net (loss) income per
    common share (2) (3)-
    Basic                    $ (.14)   $ (.02)  $   .27   $   .26   $  (.31)
    Diluted                  $ (.14)   $ (.02)  $   .27   $   .25   $  (.31)
  Weighted average number of common
   shares outstanding (2) (3) -
    Basic                     32,058    32,538   31,825    29,379     28,962
    Diluted                   32,058    32,538   32,327    30,382     28,962

                                            As of December 31,
                                1998      1997  1996(1)      1995       1994

  Balance Sheet Data:
  Cash and cash
    equivalents               $1,585    $2,968   $4,555    $5,012     $1,555
  Working capital             30,036    38,955   45,362    28,221     12,103
  Total assets                83,116    94,080   91,403    44,332     28,644
  Long-term obligations       17,315    21,959   21,226     4,911      4,829
  Shareholders' equity        49,770    53,962   53,946    29,983     13,776



  (1) Includes the operations of Pro-Bel since its acquisition on April 12, 1996.
  (2) Adjusted to reflect the reverse stock split effected on February 7, 1997.
  (3) Adjusted to reflect FASB Statement No. 128, "Earnings Per Share".


  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  Overview

  The Company develops, manufactures, markets and supports a broad range of equipment, software and systems that facilitate the production and enhance the presentation of live and pre-recorded video, audio and other data. In the fourth quarter of 1998 the Company delivered the first Duet HD systems, featuring Lyric software, to major broadcast and production facilities. Duet HD is a real-time, HDTV video graphics processing platform that integrates open standards, a Windows NT front-end, and provides real-time performance for a variety of television graphics applications. Chyron's family of iNFiNiT! products continues to be the standard for broadcast quality character generators. These products superimpose text, logos and other graphics onto a primary video image or create an independent image to be televised by itself. The Company expects that revenue from its current graphics and character generator systems will continue to constitute a substantial percentage of its net sales for at least the near future. The Company's Pro-Bel signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites.

  The Company's current business strategy includes the following key elements:
  (i) position itself as a lead vendor in providing DTV and HDTV equipment to broadcasters as they make their transition to digital television in response to the recent FCC ruling; (ii) maintain and enhance its leadership position in current markets; (iii) provide upgrades to existing equipment; (iv) cross sell products to its existing customers; (v) address low-end and emerging markets; (vi) expand its global presence; (vii) pursue strategic acquisitions and alliances; and (viii) utilize open platforms. The Company intends to continue to serve its worldwide customer base by introducing products which address the requirements to improve the production and presentation of video, audio and other data. The Company also intends to continue to upgrade its current high performance systems, invest in the development of new options and enhancements for its products and provide complete system solutions to its customers.
  In 1997, as a result of the FCC's announcement on its position for HDTV, the Company took steps to position itself for the transition to HDTV. In connection therewith, the Company recorded a non-recurring charge of $2.4 million for costs related to repositioning the Company to address the domestic television market's need for high definition and multichannel standard definition digital equipment that complies with the FCC ruling. The Company also appointed a new Chief Executive Officer.

  Non-recurring Charges

  During the second quarter of 1998, as a result of continued poor operating results and the inability of the Company's Concerto Division to meet revenue and operating targets, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus on its core business of graphics, routing and automation products for the television broadcast, cable and post production industries. Such restructuring plan involved the disposal of the Concerto and Trilogy Divisions, the modification of its investment in Real-Time Synthesized Entertainment Technology, Ltd. ("RT-SET") and the reorganization of the Company's core product sales force to be complementary to its new sales and marketing strategy. As a result, the Company recorded a $3,979,000 charge to operations during the second quarter of 1998. Such charge resulted from a write-down of assets to estimated net realizable value, employee severance and costs to reorganize the Company's sales functions as a result of such restructuring plans. Additional amounts were accrued for litigation and other costs.

  Sale of Trilogy

  On August 19, 1998, the Company completed the sale of Trilogy Broadcast Limited ("Trilogy"), a wholly-owned subsidiary of Pro-Bel, to the management of Trilogy. This transaction resulted in an overall gain of approximately $1.2 million.

  Acquisition of Axis

  On March 31, 1997, the Company acquired Axis Holdings Incorporated ("Axis"), located in Los Angeles, California, for an aggregate cost of $1.83 million. Axis developed professional video and audio software specifically for use on the Microsoft Windows NT Operating System.

  The acquisition of Axis was accounted for as a purchase; therefore, the cost was allocated to the net tangible assets and software development costs acquired based on their estimated fair values. During the second quarter of 1998, as a result of this division's inability to meet revenue and operating targets, this division was discontinued and all related software development costs, totaling $2.3 million, were written off.

  Acquisition of Pro-Bel

  On April 12, 1996, the Company acquired Pro-Bel, located in Reading, United Kingdom, for an aggregate price of $19.1 million. Pro-Bel develops, manufactures and markets signal management systems and control and automation systems. The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the cost was allocated to the net tangible assets acquired based upon their estimated fair values. The excess of cost over the estimated fair values of the net tangible assets acquired amounted to $6.9 million, which is being amortized over 12 years using the straight-line method.

  Investment in RT-SET

  On February 29, 1996, the Company purchased a 19% interest in RT-SET, which develops, markets and sells real time virtual studio set software and proprietary communications hardware and is located in Israel. The Company purchased shares of RT-SET convertible preferred stock in exchange for
  800,000 restricted shares of Company common stock.   In accordance with the
  purchase agreement, the 800,000 shares of common stock were to be held in escrow and released in two tranches, subject to certain conditions. One-third of such shares was released from escrow in June 1996. On May 26, 1998, the Company entered into a Modification Agreement with RT-SET whereby RT-SET returned to the company 533,334 shares of Chyron common stock previously issued and held in escrow and Chyron agreed to convert all of its shares of RT-SET preferred stock into RT-SET common shares with an equivalent value of $2,161,000.


  Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

  Net Sales. Net sales decreased 3.6% to $83.7 million in 1998 from $86.8 million in 1997. The decrease was a result of lower international sales, primarily in the UK and Asia, and the loss of revenues resulting from the sale in August 1998 of the Company's Trilogy division which represented $2.4 million of the decline. The decrease was offset by an increase in sales of Chyron graphics products and Pro-Bel products in the U.S. by $10 million. The Company's net sales consisted of product sales, upgrades and enhancements and rental income, as well as customer service revenue.

  Gross Profit. Gross profit decreased to $39.5 million in 1998 from $39.8 million in 1997. Gross margin as a percentage of net sales increased to 47.1% in 1998 from 45.9% in 1997. The increase in gross margin as a percentage of net sales was the result of improved margins on the sales of the Company's core products offset by greater than anticipated costs on one large customer contract. Customer service costs were included in selling, general and administrative expenses and were not material.

  Selling, General and Administrative Expenses. Selling, general and administrative expenses ("S,G&A") increased 6% to $31.4 million in 1998 from $29.7 million in 1997. As a percentage of net sales, S,G&A expenses increased to 37.5% in 1998 from 34.2% in 1997. The growth in overall S,G&A expenses was directly related to the continued efforts to improve customer service and to focus on sales and marketing initiatives, specifically directed at supporting and growing the Pro-Bel product lines in America and the establishment of the sales office in France. Offsetting this growth was the benefit of reduced S,G&A expenses related to the sale of Trilogy.

  Research and Development Expenses. Research and development expenses ("R&D") increased 40% to $9.5 million in 1998 from $6.8 million in 1997. Increases in R&D occurred as the Company has focused its attention on new product development related to the digital and HDTV markets.

  Non-recurring Charges. During the second quarter of 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for the television broadcast, cable and post production industries. This product line restructuring included the sale of Trilogy, the modification of the Company's investment in RT-SET, the reorganization of Chyron's sales and marketing organization and the disposition of the Concerto Division. As a result, the Company recorded restructuring and other non-recurring charges of $3,979,000 during fiscal 1998.

  The restructuring charge included the write-down of Concerto assets, accrued severance, legal costs and costs of disposition of such division totaling $2.9 million. Other non-recurring charges totaled $1.1 million and related to management's initiative to refocus on the Company's core products. Included in other non-recurring charges were costs related to the sales reorganization, accrued severance of $245,000 and other miscellaneous costs of $315,000, all of which will require cash outlays. Additional accruals have been made for litigation and other legal costs. Cash outlays related to the non-recurring charges total $1.7 million, of which $1.0 million was incurred by December 31, 1998.

  Gain on Sale of Trilogy. In conjunction with the Company's decision to refocus its efforts on core products, the Company sold its Trilogy division, a wholly-owned subsidiary of Pro-Bel, to the management of Trilogy. This transaction was completed in August 1998 and resulted in an overall gain of approximately $1.2 million.

  Interest and Other Expense, Net. Interest and other expense, net, increased 43.8% to $1.8 million in 1998 from $1.3 million in 1997. Included in interest and other expense, net, were gains and losses resulting from foreign exchange transactions. In fiscal 1998 an overall foreign exchange loss of $308,000 was recognized, as opposed to a $423,000 gain recognized in 1997. This was due primarily to the rate differential between U.S. Dollars and British Pounds Sterling ("BPS") and the increased level in value
  and number of transactions in such currencies.   This increase was offset
  by a decrease in interest expense due to lower average borrowings in 1998 as compared to 1997, as well as slightly lower interest rates.

  Income Taxes/Equivalent (Benefit) Provision. The Company recognized a $1.6 million tax benefit for the twelve months ended December 31, 1998 compared to $0.2 million for 1997. The Company's effective tax benefit rate was 26.7% in 1998 as compared to 22.3% in 1997. The primary difference resulted from the effects of foreign income taxed at lower rates.

  Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

  Net Sales. Net sales increased 5.0% to $86.8 million in 1997 from $82.6 million in 1996. The increase was attributable to an increase in Pro-Bel product sales of 73% offset by a decrease in the Chyron Graphics line of 27%. The Pro-Bel increase was due to a combination of: (i) an increase in sales of the Pro-Bel product in the U.S. market; (ii) the fact that 1997 amounts represented twelve months of revenue, while 1996 represented revenue from the purchase date, April 12, 1996, through December 31, 1996 and (iii) increases in Pro-Bel sales in the European and other non-U.S. markets. Chyron sales declined mainly due to customers opting to fill their graphic needs with the Company's lower-end Chyron products based on the FCC ruling requiring broadcasters to utilize digital advanced television transmission beginning in 1998.

  Gross Profit. Gross profit decreased to $39.8 million in 1997 from $42.7 million in 1996. Gross margin as a percentage of net sales decreased to
  45.9% in 1997 from 51.6% in 1996.   This decrease was caused by increases
  in Pro-Bel sales for the year, which have historically lower margins than the Chyron lines, as well as decreases in the Chyron margin as a result of a shift in product mix from high-end products to lower-end products as
  described above.   Customer service costs were included in S,G&A and were
  not material.

  Selling, General and Administrative Expenses. S,G&A increased 32.7% to $29.7 million in 1997 from $22.3 million in 1996. As a percentage of net sales, S,G&A increased to 34.2% in 1997 from 27.1% in 1996. The increase was due mainly to the inclusion of Pro-Bel expenses for twelve months in 1997, while 1996 only included nine months of expenses. Additional increases were due to an overall increase in sales volume and increases in headcount at both Chyron and Pro-Bel.

  Research and Development Expenses. R&D increased 29.9% to $6.8 million in 1997 from $5.3 million in 1996. This increase was mainly due to the inclusion of Pro-Bel's expenditures for a full twelve month period in 1997. Additional increases in R&D occurred as the Company focused its attention on new product development to address the FCC ruling described above as well as the development of the "Concerto" product line of Axis, which was acquired on March 31, 1997. These increases were offset by net capitalized software costs (exclusive of the $1.7 million of the cost of Axis capitalized) which increased approximately $1.0 million for the twelve months ended December 31, 1997 versus the same period in 1996.

  Non-recurring Charges. During the first half of 1997, the Company incurred non-recurring charges of $3.1 million. Of these total charges, $675,000 related to the Company's planned secondary offering of common stock which was terminated due to the market valuation of the stock. The remainder, approximately $2.4 million, related to a repositioning by the Company to address the domestic television market's need for high definition and multichannel standard definition digital equipment that complies with FCC rulings. The components of this charge included a write-down of inventory related to product lines which were discontinued as a result of a new marketing positioning strategy, severance expense related to a staff reduction, the write-off of software development projects related to products not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy.

  Interest and Other Expense, Net. Interest and other expense, net, decreased 25.5% to $1.3 million in 1997 from $1.7 million in 1996. The decrease was due to the fact that in 1997 a foreign transaction gain of $423,000 was
  recognized, as opposed to a $264,000 loss recognized in 1996.   This was due
  to the increase in the foreign exchange rate for BPS over the respective periods and the increased intercompany transactions between Chyron and Pro-Bel. This decrease was offset by increases in interest expense due to increases in average borrowings and interest rates over the comparable twelve month periods.

  Income Taxes/Equivalent (Benefit) Provision. The Company recognized a $218,000 tax benefit for the twelve months ended December 31, 1997 compared to an income tax provision of $4.7 million for 1996. The tax benefit was primarily attributable to a pre-tax loss of $978,000 while the provision was based on pre-tax income of $13.4 million.

  Liquidity and Capital Resources

  At December 31, 1998, the Company had cash on hand of $1.6 million and working capital of $30.0 million.

  The Company generated $6.8 million in cash from operations during the year ended December 31, 1998 as compared to $4.0 million in 1997. The improvement in cash flows from operations was principally due to improved collections of accounts receivable and the timing of certain customer down payments and reductions in inventory levels primarily as a result of subcontracting inventory assemblies in lieu of manufacturing and applying "just in time" methodologies. The Company also received $2.7 million in gross proceeds from the sale of Trilogy. These funds were used to pay down a portion of the Company's term loan.

  During December 1998, Chyron issued $1.1 million of 1998 Debentures and is in the process of raising up to $10 million of additional long-term convertible debt to fund continued research and development and reduce the Company's reliance on bank debt. There can be no assurance that the Company will be successful in its effort to raise such additional funds. The debentures will not be registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. Chyron's management believes that now is a good time to position the Company for selective acquisitions as the broadcast industry consolidates, and that strengthening Chyron's balance sheet will facilitate that strategy. There can be no assurance that the Company will be successful in making any acquisitions. In addition, if the Company does make acquisitions, there can be no assurance that such acquisitions will improve the financial condition of the Company.

  In connection with the acquisition of Axis, the Company issued promissory notes to the shareholders of Axis for $667,000. The first installment of the notes was paid on March 31, 1998 and the second installment of $417,000 is due March 31, 1999.

  To finance the acquisition of Pro-Bel, the Company incurred additional debt of $7.2 million, used cash on hand of $6.9 million and issued promissory notes for 3.5 million BPS ($5.3 million at the exchange rate at date of acquisition). The promissory notes were paid on April 15, 1998.

  Pro-Bel has an overdraft facility with a bank that is renewed on an annual basis. The current facility extends through December 31, 1999 and provides for an overall borrowing capability of 3.0 million BPS. Total borrowings are limited to amounts computed under a formula for eligible accounts receivable. It is currently the Company's intention to refinance this facility prior to its expiration date.

  The Company is in the process of renegotiating its revolving credit facility with its lender. The Company believes that it will be able to come to terms on a new long-term facility before its expiration on March 28, 1999.

  At December 31, 1998, the Company had operating and capital lease commitments totaling $11.3 million and $1.0 million, respectively, of which $1.3 million and $.5 million, respectively, is payable within one year. Such lease commitments were for equipment, factory and office space and are expected to be paid out of operating cash flows of the Company.

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

  Industry Transition to High Definition Television

  As discussed above, in October 1996, the FCC adopted a new digital television standard. Conversion to the new standard will produce a potentially great opportunity to companies involved in the broadcast industry and related business; however, this change has caused uncertainty, hesitation and confusion for broadcasters and other customers in their decisions on capital spending. The delay in capital spending by broadcasters has affected the level of the Company's sales. The method and timing of broadcasters' conversion to digital television is very important to the future profitability of the Company.

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

  The Company has structured its plan to address internal systems, infrastructure, facilities, suppliers and vendors as well as products and services. In this regard, the Company has completed the assessment of its critical internal information technology (IT) and non-IT systems and has not found any significant readiness problems with respect to such internal systems and procedures. The Company has also completed its product review and is engaged in remediation efforts, where appropriate, including upgrading and retirement of systems and components. The Company believes the remediation efforts required are not significant and will be completed by June 1, 1999. All products being shipped currently have been extensively tested and found to be compliant. The Company is in the process of assessing Year 2000 readiness of its critical suppliers by means of surveys and visits. These assessments will be completed during the first half of 1999 and contingency plans will be prepared, as needed, during the second half of the year. The Company is utilizing internal resources in its efforts and the associated costs are being expensed as incurred. Total costs are expected to be less than $500,000.

  The Company is taking what it considers to be reasonable steps to prevent major interruptions in its business due to Year 2000 issues. The inability of the Company or significant third parties to adequately address Year 2000 issues could cause inefficiencies in the Company's business operations. At this time, the Company has not encountered any Year 2000 issues which it believes could have a material adverse effect on its business or current products.


  ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  Index to Financial Statements

  Financial Statements:

  Report of Independent Auditors - PricewaterhouseCoopers LLP - page 21

  Consolidated Balance Sheets at December 31, 1998 and 1997 - page 22

  Consolidated Statements of Operations for the Years Ended December 31, 1998, 1997 and 1996 - page 23

  Consolidated Statements of Cash Flows for the Years Ended December 31, 1998, 1997 and 1996 - page 24

  Consolidated Statements of Shareholders' Equity for the Years Ended December 31, 1998, 1997 and 1996 - page 25

  Notes to the Consolidated Financial Statements - page 26-45

  Financial Statement Schedules:

  II - Valuation and Qualifying Accounts - page 51


  REPORT OF INDEPENDENT AUDITORS


  To the Board of Directors and
  Shareholders of Chyron Corporation

  In our opinion, the consolidated financial statements listed in the index appearing under Items 14(a)(1) and (2) on page 47 present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 1998 and 1997 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.


  /s/PricewaterhouseCoopers LLP
  PricewaterhouseCoopers LLP


  New York, New York
  February 2, 1999



  CHYRON CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (In thousands, except share amounts)

                                                         December 31,
  Assets                                             1998        1997
  Current assets:
    Cash and cash equivalents                     $ 1,585     $ 2,968
    Accounts receivable, net                       18,396      21,125
    Inventories, net                               19,378      26,540
    Deferred tax assets                             4,726       4,301
    Prepaid expenses and other current assets       1,982       2,180
      Total current assets                         46,067      57,114

  Property and equipment                           12,545      12,373
  Excess of purchase price over net tangible
    assets acquired                                 5,104       6,779
  Investments                                       2,286       2,161
  Software development costs                        4,458       5,224
  Deferred tax assets                               8,343       7,070
  Other assets                                      4,313       3,359
  TOTAL ASSETS                                    $83,116     $94,080

  Liabilities and Shareholders' Equity
  Current liabilities:
    Accounts payable and accrued expenses         $14,136     $15,491
    Current portion of long-term debt               1,512       2,318
    Capital lease obligations                         383         350
      Total current liabilities                    16,031      18,159

  Long-term debt                                   13,486      17,774
  Capital lease obligations                           515         317
  Pension and other liabilities                     3,314       3,868
      Total liabilities                            33,346      40,118

  Commitments and contingencies

  Shareholders' equity:
    Preferred stock, par value without designation
    Authorized - 1,000,000 shares, Issued -  none
    Common stock, par value $.01
    Authorized - 150,000,000 shares,
    Issued and outstanding -  32,058,020 and
      32,591,705 at 1998 and 1997, respectively       321        326
    Additional paid-in capital                     44,021     44,016
    Retained earnings                               4,790      9,237
    Accumulated other comprehensive income            638        383
      Total shareholders' equity                   49,770     53,962
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY      $83,116    $94,080

  See Notes to Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  (In thousands, except per share amounts)


                                              Year Ended December 31,
                                             1998       1997      1996

  Net sales                               $83,710    $86,774   $82,608
  Cost of products sold                    44,250     46,944    39,941
  Gross profit                             39,460     39,830    42,667

  Operating expenses:
    Selling, general and administrative    31,420     29,662    22,349
    Research and development                9,537      6,822     5,253
    Non-recurring charges                   3,979      3,082

  Total operating expenses                 44,936     39,566    27,602

  Operating (loss) income                 (5,476)       264     15,065

  Gain on sale of Trilogy Broadcast
    Limited                                 1,194

  Interest and other expense, net         (1,786)    (1,242)   (1,666)

  (Loss) income before provision for
    income taxes                          (6,068)      (978)    13,399

  Benefit (provision) for income taxes      1,621        218   (4,745)

  Net (loss) income                      $(4,447)     $(760)    $8,654

  Net (loss) income per common share -
    basic and diluted                    $  (.14)     $(.02)    $  .27


  Weighted average shares used in computing net
  (loss) income per common share:
    Basic                                  32,058    32,538     31,825
    Diluted                                32,058    32,538     32,327


  See Notes to Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  (In thousands)

                                             Year Ended December 31,
                                             1998      1997      1996
  CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss) income                      $(4,447)    $(760)    $8,654
  Adjustments to reconcile net (loss)
    income to net cash
    provided by operating activities:
    Gain on sale of Trilogy Broadcast
    Limited                               (1,194)
    Restructuring and other non-recurring
    charges                                 3,019      890
    Depreciation and amortization           4,719    4,137     3,120
    (Benefit) provision for deferred
    income taxes                          (1,102)  (1,241)     2,335
  Changes in operating assets and
    liabilities:
    Accounts receivable                     2,071    3,851   (3,505)
    Inventories                             5,196  (3,575)   (3,303)
    Prepaid expenses and other assets       (293)  (1,638)     (581)
    Accounts payable and accrued expenses   (644)    1,382   (2,865)
    Other liabilities                       (556)      936   (1,000)
  Net cash provided by operating
    activities                              6,769    3,982     2,855

  CASH FLOWS FROM INVESTING ACTIVITIES:
  Business acquisitions                              (413)   (7,191)
  Gross proceeds from sale of Trilogy
    Broadcast Limited                       2,746
  Acquisition of property and equipment   (2,323)  (1,621)   (1,802)
  Capitalized software development        (3,181)  (2,678)   (1,268)
  Other                                                           52
  Net cash used in investing activities   (2,758)  (4,712)  (10,209)

  CASH FLOWS FROM FINANCING ACTIVITIES:
  Payments of term loan                   (3,500)  (2,000)   (1,500)
  Borrowings from (payments of) revolving
    credit agreement, net                 (2,691)   1,374    (4,144)
  Proceeds from issuance of convertible
    debentures                              1,133
  Payments of capital lease obligations     (338)   (290)      (262)
  Net proceeds from new credit facility                       11,976
  Proceeds from exercise of stock options
    and common stock purchase warrants,
    net                                               108        791
  Other                                              (52)
  Net cash (used in) provided by
    financing activities                  (5,396)   (860)      6,861
  Effect of foreign currency rate
    fluctuations on cash and
    cash equivalents                            2       3         36

  Change in cash and cash equivalents (1,383) (1,587) (457) Cash and cash equivalents at beginning
    of  year                                2,968   4,555      5,012
  Cash and cash equivalents at end of year $1,585  $2,968     $4,555

  SUPPLEMENTAL CASH FLOW INFORMATION:
  Interest paid                            $1,126  $1,348     $1,636
  Income taxes paid                        $  391  $  697     $2,920

  See Notes to Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
  (In thousands)
                                                  Accumulated
                         Additional                     Other
                            Paid-In    Retained Comprehensive
        Shares    Amount    Capital    Earnings       Income     Total

  Balance at January 1, 1996
        30,024   $   300    $28,340      $1,343                $29,983

  Net income
                                          8,654                  8,654
  Cumulative translation adjustment
                                                       $501        501
  Total comprehensive income (loss)
                                                                 9,155
  Exercise of warrants
           398         4        235                                239
  Exercise of stock options
           114         1        551                                552
  Issuance of stock in connection with acquisition of Pro-Bel Ltd
         1,049        11      6,857                              6,868
  Issuance of stock in connection with investment in RT-SET
           800         8      1,942                              1,950
  Income tax equivalent benefit from reduction of deferred tax asset valuation allowance
                              5,199                              5,199

  Balance at December 31, 1996
        32,385       324     43,124        9,997       501      53,946
  Net loss
                                           (760)                 (760)

  Cumulative translation adjustment
                                                     (118)       (118)
  Total comprehensive income (loss)
                                                                 (878)
  Exercise of stock options
            22                  108                                108
  Issuance of stock in connection with acquisition of Axis Holdings
           174         2        748                                750
  Issuance of stock in connection with a litigation settlement
            25                   88                                 88
  Payment of truncated shares as a result of reverse stock split
          (15)                 (52)                               (52)

  Balance at December 31, 1997
        32,591       326     44,016       9,237       383       53,962
  Net loss
                                        (4,447)                (4,447)
  Cumulative translation adjustment
                                                      255          255
  Total comprehensive income (loss)
                                                               (4,192)
  Contingent shares canceled
         (533)       (5)          5

  Balance at December 31, 1998
        32,058    $  321    $44,021      $4,790    $  638     $49,770


  CHYRON CORPORATION
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


  1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

  Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") develop, manufacture, market and support a broad range of equipment, software and systems, including paint and animation systems, character generators, signal distribution systems, master control switchers and broadcast automation and media management packages. The worldwide market for equipment, software and systems used in the production and presentation of video and audio content encompasses major television networks, cable television broadcasters, direct to home satellite program distributors, production companies and post-production houses, as well as organizations and individuals creating materials such as corporate and specialized video and audio presentations.

  Basis of Presentation

  The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in affiliates of less than 20% are stated at cost.

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

  Restatement and Reclassification

  On January 24, 1997, the Company's shareholders ratified a one-for-three reverse stock split which was effected on February 7, 1997. (Loss)/income per share, weighted average shares used in computing net (loss)/income per common share, common stock issued and outstanding, additional paid-in-capital and all other common stock transactions presented in these consolidated financial statements have been restated to reflect the one-for-three reverse stock split. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

  Cash and Cash Equivalents

  Cash includes cash on deposit and amounts invested in a highly liquid money market fund. Cash equivalents consist of short term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

  Inventories

  Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The need for inventory obsolescence provisions is evaluated by the Company and, when appropriate, provisions for technological obsolescence, non-profitability of related product lines and excess quantities on hand are made.

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

  Excess of Cost over Net Tangible Assets Acquired

  The Company continually evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned excess of cost over the value of net tangible assets acquired (goodwill) or its carrying amount. In making such determinations, the Company evaluates undiscounted cash flows of the underlying business which gave rise to such amount. As of December 31, 1998, all of the Company's goodwill relates to the 1996 acquisition of Pro-Bel Limited. Costs in excess of net assets are being amortized over 12 years using the straight line method. Amortization in 1998, 1997 and 1996 amounted to $577,000, $603,000 and $487,000, respectively.

  Software Development Costs

  Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs is continually monitored by management with respect to anticipated future revenues and estimated economic life. Amortization of capitalized software development costs is provided on a product-by-product basis using the straight line method over each product's estimated economic life, which ranges from 3-5 years.

  Impairment of Long-Lived Assets

  The Company continually evaluates whether changes have occurred that would require revisions to the carrying amounts of its long-lived assets. In making such determination, the Company reassesses market value, assesses recoverability and replacement values and evaluates undiscounted cash flows of the underlying business. Currently, management does not believe any of its long-lived assets are impaired.

  Revenue Recognition

  Net sales, which include revenue derived from product sales and upgrades, as well as service revenue, are recorded upon shipment of product or performance of service. Customer service costs are included in selling, general and administrative expenses and are not material. Revenues and costs associated with long-term (generally six months or longer) contracts are recognized on the percentage-of-completion method. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses are charged to earnings when identified.

  Income Taxes

  The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

  Foreign Currencies

  Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a separate component of stockholders' equity. Transaction gains or losses are included in interest and other expenses.

  Net (Loss) Income Per Share

  In 1997, the Company adopted the Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." All amounts prior to 1997 have been restated to reflect this statement. Basic net (loss)/income per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted net (loss) income per common share is computed based on the weighted average number of common shares outstanding during the year plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. Incremental shares of nil in 1998 and 1997 and 502,000 in 1996, respectively, were used in the calculation of diluted net (loss) income per share. For 1998 and 1997 outstanding common stock options of 2,765,304 and 2,458,423, respectively, were not included in the computation of diluted net (loss) income per common share because their effect would have been anti-dilutive. For 1996 outstanding stock options of 396,302 were not included in the computation of diluted net income per share because the exercise price was greater than the average market price of the common stock.

  Stock-Based Compensation Plans

  The Company accounts for stock based compensation awards pursuant to Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and its related interpretations which prescribe the use of the intrinsic value based method. Accordingly, no compensation cost has been recognized for its fixed stock option plans. However, the Company has adopted the disclosure requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation."

  Segment Information

  In 1998, the Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS 131"), Disclosures about Segments of an Enterprise and Related Information. SFAS 131 replaces the "industry segment" approach with the "management" approach. The management approach designates the internal organization that is used by management for making operating decisions and assessing performance as the source of the Company's reportable segments. SFAS 131 also requires disclosures about products and services, geographic areas, and major customers.

  Comprehensive Income

  Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." Total comprehensive income and the components of accumulated other comprehensive income are presented in the Consolidated Statements of Shareholders' Equity.

  Software Revenue Recognition

  In the first quarter of 1998, the Company adopted AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." This SOP provides guidance on when revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. The adoption of SOP 97-2 did not have a material effect on the results of operations of the Company for the year ended December 31, 1998.

  2. ACQUISITIONS

  Pro-Bel Limited

  On April 12, 1996, the Company acquired Pro-Bel Limited ("Pro-Bel") in exchange for $6.9 million in cash, 3.5 million British Pounds Sterling ("BPS") in notes ($5.3 million at the exchange rate on date of acquisition) and 1,048,735 shares of restricted Chyron common stock valued at $6.9 million. The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the net assets acquired based upon their estimated fair values.

  The following summary financial data includes the proforma operating results of the Company and Pro-Bel for the year ended December 31, 1996, assuming the acquisition of Pro-Bel had been made as of January 1, 1996 (in thousands, except per share amounts).

          Net sales                        $92,974
          Net income                         8,633
          Net income per share                 .27

  These pro forma results have been prepared for comparative purposes only and include adjustments as a result of applying purchase accounting and the conversion to generally accepted accounting principles in the United States. The pro forma financial information is not necessarily indicative of the operating results that would have occurred if the acquisition had taken place on the aforementioned dates or of future results of operations of the consolidated entities.

  Axis Holdings Incorporated

  On March 31, 1997, the Company acquired Axis Holdings Incorporated ("Axis") located in Los Angeles, California. Axis developed professional video and audio software specifically for use on the Microsoft Windows NT Operating System. The purchase price consisted of $413,000 in cash, $667,000 in notes (bearing interest at 6%) and 173,913 restricted shares of Chyron common stock valued at $750,000. The first installment of the notes was paid on March 31, 1998 and the final installment of $417,000 is due on March 31, 1999.

  The acquisition was accounted for as a purchase. Accordingly, the costs of the acquisition were allocated to the net assets acquired based on their estimated fair values. The majority of the purchase price was capitalized as software development costs.

  During the second quarter of 1998, as a result of this division's inability to meet revenue and operating targets, this division, Concerto, was discontinued and all related software development costs were written off. See Note 3 to Consolidated Financial Statements.

  3.     NON-RECURRING CHARGES

  During the second quarter of 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for the television broadcast, cable and post production industries. This product line restructuring resulted in the sale of Trilogy Broadcast Limited ("Trilogy"), a wholly-owned subsidiary of Pro-Bel Limited; the modification of the Company's investment in Real Time Synthesized Entertainment Technology, Ltd. ("RT-SET"); the reorganization of Chyron's sales and marketing organizations; and the planned disposition of the Concerto Division. As a result, the Company recorded restructuring and other non-recurring charges of $3,979,000.

  The restructuring charge includes the write-down of Concerto assets, accrued severance, legal costs and costs of disposition of such division totaling $2.9 million. Other non-recurring charges relate to management's initiative to refocus on the Company's core products and total $1.1 million. Included in other non-recurring charges are costs related to the sales reorganization, accrued severance of $245,000 and other miscellaneous costs of $315,000, all of which will require cash outlays. Additional accruals have been made for litigation and other legal costs. As of December 31, 1998 cash outlays of $960,000 have been made.

  The specific components of this non-recurring charge are as follows (in thousands):

  Non-cash charges:
       Write-down of Concerto assets to net
        realizable value                           $2,300

  Cash outlays:
       Accrued severance                              645
       Accrued litigation and other
        legal costs                                   500
       Loss on lease commitment                       120
       Other                                          414
                                                   $3,979

  During the first six months of 1997, non-recurring charges totaling $3.1 million were incurred by the Company. A non-recurring charge of $675,000 incurred in the first quarter of 1997 was attributable to the Company's planned secondary offering of common stock, which was terminated due to the change in the market valuation of the stock. During the second quarter of 1997, in an effort to position Chyron to meet the domestic television market's need for high definition and multichannel standard definition equipment that comply with the 1996 FCC rulings described above, the Company underwent a repositioning which, together with several other items, resulted in non-recurring charges totaling $2,407,000. Included in this charge was a write-down of inventory related to product lines which have been discontinued as a result of a new market positioning strategy, severance expense related to staff reductions, the write-off of software development projects related to products not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy.

  The specific components of the non-recurring charge are as follows (in thousands):

  Non-cash charges:
       Write-down of inventory                    $   700
       Write-off of software development costs        205
       Litigation settlement - issuance of
        Chyron common stock                            88
         Total non-cash charges                       993

  Cash outlays:
       Secondary offering termination                 675
       Severance                                      825
       Write-off of acquisition costs                 200
       Litigation settlement                          100
       Other                                          289
         Total                                     $3,082

  Cash outlays related to the non-recurring charges total $2.1 million, of which $1.6 million was made by December 31, 1997. As of December 31, 1998 all cash outlays have been made.

  4.     INVESTMENT IN RT-SET

  On February 29, 1996, the Company effectively purchased an option to acquire a 19% interest in RT-SET, located in Tel Aviv, Israel. RT-SET develops, markets and sells real time virtual studio set software and proprietary communications hardware that operate on Silicon Graphics systems. In form, Chyron purchased shares of RT-SET convertible preferred stock, which were convertible into RT-SET common stock, in exchange for 800,000 shares of Chyron restricted common stock. In accordance with the purchase agreement, the 800,000 shares of Chyron common stock were to be held in escrow and released in tranches of one-third and two-thirds, subject to certain conditions. During 1996, the first of these conditions was met, which resulted in the release of 266,666 shares of Chyron restricted common stock to RT-SET. In addition, Chyron was granted certain call option rights which, if exercised, would result in the Company owning up to a 51% interest in RT-SET.

  On May 26, 1998 the Company entered into a Modification Agreement with RT-SET whereby: (1) Chyron forfeited its call option rights, (2) RT-SET returned the 533,334 shares of Chyron common stock, previously issued and held in escrow, to the Company, and (3) Chyron agreed to convert all of its shares of RT-SET preferred stock into RT-SET common shares at no less than the equivalent value of $2,161,000. In October 1998, RT-SET completed a private placement and such shares of RT-SET preferred stock were converted into the equivalent value of common shares representing a 6% interest.

  5.     SALE OF TRILOGY BROADCAST LIMITED

  On August 19, 1998, the Company completed the sale of Trilogy, a wholly-owned subsidiary of Pro-Bel, to its management. The Company received gross proceeds of 2.0 million BPS ($2.7 million at the exchange rate at closing), an interest bearing note for 300,000 BPS ($502,500 at December 31, 1998) due August 2003 with interest payable quarterly at LIBOR and a 19% interest in the new company that results from this transaction. This transaction resulted in an overall gain of approximately $1.2 million.

  As a result of this sale, the Company's assets and liabilities decreased by approximately $2.9 million and $800,000, respectively. For the year ended December 31, 1998, Trilogy contributed sales, gross profit and operating income of $2.9 million, $1.6 million and $20,000, respectively.

  6.  ACCOUNTS RECEIVABLE

  Accounts receivable are stated net of an allowance for doubtful accounts of $3,881,000 and $3,124,000 at December 31, 1998 and 1997, respectively. The provision for doubtful accounts amounted to $1,176,000, $533,000 and nil for 1998, 1997 and 1996, respectively.

  Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 1998 and 1997, receivables included approximately $8.6 million and $13.6 million, respectively, due from foreign customers.

  Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion method of approximately $2.3 million at December 31, 1998. Such amount represents revenue recognized on a long-term contract that has not been billed pursuant to contract terms.

  The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

  7.     INVENTORIES

  Inventories consist of the following (in thousands):

                                              December 31,
                                           1998        1997
       Finished goods                    $7,266     $12,346
       Work-in-progress                   3,048       9,303
       Raw material                       9,064       4,891
                                        $19,378     $26,540

  8.   PROPERTY AND EQUIPMENT

       Property and equipment consist of the following (in thousands):


                                                December 31,
                                           1998        1997

       Land                           $     819    $    798
       Building                           1,777       1,619
       Machinery and equipment           16,706      14,019
       Furniture and fixtures             2,626       2,287
       Leasehold improvements               699         727
                                         22,627      19,450
       Less: Accumulated depreciation
             and amortization            10,082       7,077
                                        $12,545     $12,373


  Machinery and equipment at December 31, 1998 and 1997 includes $1,556,000 and $1,045,000, respectively, of assets held under capital lease obligations. Accumulated depreciation and amortization at December 31, 1998 and 1997 includes $968,000 and $516,000, respectively, attributable to assets held under capital lease obligations.

  Depreciation expense, which includes amortization of assets under capital lease, was $2,495,000, $2,362,000 and $1,671,000 in 1998, 1997 and 1996,
  respectively.


  9. SOFTWARE DEVELOPMENT COSTS

  The following amounts were capitalized, amortized and written off (in thousands):

                                           1998         1997           1996

  Amounts capitalized                    $3,181       $4,425         $1,420
  Less: Amortization (included in research
       and development expense)         (1,647)      (1,172)          (960)
       Non-recurring charge-write-down
       to net realizable value          (2,300)        (205)
  Net increase (decrease) in software
       development costs                $ (766)       $3,048         $  460


  Capitalized amounts for 1997 include $1.7 million arising from the purchase of Axis. Accumulated amortization at December 31, 1998 and 1997 was $4,186,000 and $4,554,000, respectively.

  10.    ACCOUNTS PAYABLE AND ACCRUED EXPENSES

  Accounts payable and accrued expenses consist of the following (in thousands):


                                                     December 31,
                                                 1998         1997

       Accounts payable                       $ 7,554       $7,948
       Compensation                             1,630        1,898
       Income taxes payable                       257          486
       Other accrued items                      4,695        5,159
                                              $14,136      $15,491

  11.    LONG-TERM DEBT

  Long term debt consists of the following (in thousands):

                                                     December 31,
                                                 1998         1997

  Term loan, maturing April 16, 2000 (a)       $1,000       $4,500
  Revolving credit facility, expiring
    March 28, 1999 (a)                          7,693        2,730
  Commercial mortgage term loan,
    maturing March 28, 2010 (b)                 1,909        1,965
  Promissory notes, payable
    on or before April 15, 1998 (c)                          5,766
  Trade finance facility, expiring
    December 31, 1998 (d)                       2,846        4,464
  Promissory notes, payable
    on March 31, 1999 (e)                         417          667
  Convertible debentures, maturing
    December 31, 2003 (f)                       1,133
                                               14,998       20,092
  Less amounts due in one year                  1,512        2,318
                                              $13,486      $17,774


  (a) On March 28, 1996 and April 16, 1996, the Company entered into agreements with a bank to obtain a revolving credit facility of $10 million and a term loan of $8 million, respectively. The entire facility is secured by Chyron's accounts receivable and inventory and the common stock of Pro-Bel. Borrowings are limited to amounts computed under a formula for
  eligible accounts receivable and inventory.   Interest on the revolving
  credit facility is equal to adjusted LIBOR plus 175 basis points or prime (7.4% at December 31, 1998) and is payable monthly. The term loan is payable in quarterly installments of $500,000, commencing June 1, 1996. Interest on the term loan is equal to adjusted LIBOR plus 200 basis points or prime and is payable monthly. The Company must pay a commitment fee equal to 1/4 of 1% per annum on the average daily unused portion of the credit facility. The commitment fee is payable on the last day of each quarter commencing June 30, 1996. This agreement contains, among other provisions, requirements for maintaining defined levels of net worth, leverage, capital expenditures, lease payments and various financial ratios. The Company is prohibited by the agreement from paying cash dividends in excess of 25% of
  its net income for the then current fiscal year.   As of December 31, 1998,
  the Company was in violation of certain financial covenants under these agreements for which it has obtained waivers. The Company is in the process of renegotiating its revolving credit facility with its lender. The Company believes that it will be able to come to terms on a new long-term facility before its expiration on March 28, 1999.

  (b) Pro-Bel has a commercial mortgage term loan with a bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR plus 2% (7.6% at December 31, 1998) . The loan is payable in quarterly installments of 80,600 BPS ($135,000, converted at the December 31, 1998 exchange rate) plus interest.

  (c) On April 12, 1996, the Company issued promissory notes to the shareholders of Pro-Bel for 3.5 million BPS ($5,766,000, at the December 31, 1997 exchange rate) in conjunction with the acquisition. The promissory notes were secured and paid by an irrevocable letter of credit from a bank.
   The amount of this irrevocable letter of credit was drawn against the
  revolving credit facility described in (a) above.   Interest from April 16,
  1997 through April 15, 1998 was equal to LIBOR as of April 15, 1997 (7.03%) and was payable quarterly. Interest through April 15, 1997 was equal to
  LIBOR as of April 15, 1996 (6.46%) and was payable quarterly.    The notes
  were subordinated to any obligations to a bank or financial institution currently existing or subsequently entered into. As of April 15, 1998 the notes were paid in full.

  (d) Pro-Bel has an agreement with a bank for an overdraft facility that has been renewed on an annual basis. This agreement, as renewed, provides for an annual overdraft facility of 3 million BPS, 4 million BPS and 3 million BPS for the years ended December 31, 1997, 1998 and 1999, respectively. Total borrowings are limited to amounts computed under a formula for eligible accounts receivable. Interest is equal to the bank's base rate plus 1.5% (7.75% at December 31, 1998) and is payable quarterly. It is currently the Company's intention to refinance this facility prior to its expiration date.

  (e) On March 31, 1997, the Company issued promissory notes to the shareholders of Axis for $667,000 in conjunction with the acquisition. The promissory notes are due in installments with the final payment of $417,000 due March 31, 1999. Interest is payable with the installments, at a rate of 6% per annum.

  (f) During December 1998, the Company issued $1,133,000 of 8% Subordinated Convertible Debentures to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The debentures are due December 31, 2003. The debentures are convertible into the Company's common stock at a price of $2.466 per share which was equal to 120% of the average of the closing selling price of the common stock for the 90 trading days immediately preceding their issue date. The Company may redeem the debentures at any time commencing on December 31, 1999 for the principal plus accrued and unpaid interest to the redemption date. Subject to certain restrictions, the debentures are exchangeable, at the option of the holders thereof, for a like principal amount of any series of convertible subordinated debentures which the Company may issue pursuant to a private placement, through a placement agent, within 180 days of the issue date of the debentures. The net proceeds from the offering were used for general working capital purposes.

  Aggregate maturities of long term debt are as follows (in thousands):

       1999              $ 1,512
       2000               10,634
       2001                   95
       2002                   95
       2003                1,228
       2004                1,434

  The carrying amounts of long-term debt instruments approximate their fair values.

  Net interest expense was $1,479,000,  $1,665,000 and $1,402,000 in 1998,
  1997 and 1996, respectively.

  12.  LONG-TERM INCENTIVE PLAN

  In May 1995, the Company's shareholders approved the Chyron Corporation Long-Term Incentive Plan ("the Plan"). The Plan, as amended in May 1997, allows for a maximum of 3,000,000 shares of common stock to be available with respect to the grant of awards under the Plan. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of the Company's Board of Directors.
  Options issued to employees other than the Company's Chief Executive Officer ("CEO") and another officer vest over a three year period. Certain options issued to the CEO and the other officer vest one third at issuance, with the remaining two thirds vesting over two years. Additional options issued to the CEO vest based on the earlier of the attainment of specified criteria or December 15, 2003. Options issued to non-employee members of the Company's Board of Directors vest immediately. All options have a term of ten years.

  In December 1998, the Company offered all option holders who were current employees of the Company the opportunity to exchange certain of their existing options for new options. As a result, options to purchase shares of Common Stock were granted with the following terms: (a) fifty percent of such new stock options were granted with an exercise price of $2.125 and shall vest in equal installments over three years; and (b) the remaining fifty percent of such new stock options were granted with the same exercise price; all of such stock options shall vest in their entirety on December 15, 2003; provided, however, that such options shall vest earlier upon the attainment of certain Company performance criteria related to earnings per share.


  Transactions involving stock options are summarized as follows:

                                Stock Options          Range of Option
                                 Outstanding            Price per Share

  Balance, January 1, 1996         1,071,665           $4.875 - $5.625
    Granted                          468,332           $9.375 - $16.125
    Exercised                      (113,018)           $4.875 - $5.625
    Canceled                        (86,666)           $4.875
  Balance, December 31, 1996       1,340,313           $4.875 - $16.125
    Granted                        1,767,498           $4.25 - $5.875
    Exercised                       (22,220)           $4.875
    Canceled                       (627,168)           $9.00 - $12.75
  Balance, December 31, 1997       2,458,423           $4.25 - $16.125
    Granted                        2,227,070           $2.00 - $4.00
    Canceled                     (1,920,189)           $3.938 - $5.875
  Balance, December 31, 1998       2,765,304           $2.00 - $16.125


  The following table summarizes information concerning currently outstanding and exercisable stock options:

      Exercise   Outstanding at    Weighted Average     Exercisable at
         Price   December 31, 1998 Contractual Life     December 31, 1998

        $4.875    368,558            1.56 years         368,558
        16.125     23,331            1.58 years          23,331
         5.625     26,664            1.58 years          26,664
        12.750      3,333            1.71 years           3,333
         9.375      6,666            2.14 years           6,666
         4.500     23,331            2.58 years          23,331
         5.875     37,223            3.17 years          12,406
         2.000    730,000            5.42 years
         5.375     98,389            8.81 years          32,764
         4.000      4,500            9.09 years
         3.750     30,000            9.16 years          30,000
         3.938      2,000            9.34 years
         3.063     23,000            9.54 years
         2.500     30,000            9.56 years          30,000
         2.125  1,358,309            9.93 years          82,500
                2,765,304                               639,553

  If the Company had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net (loss) income and net (loss) income per share would be reduced to the pro forma amounts indicated below:

                                        1998           1997           1996
  Net (loss) income (in thousands):
    As reported                     $(4,447)         $(760)         $8,654
    Pro forma                        (6,401)        (2,866)          7,560

  Net (loss) income per common share:
    As reported                       $(.14)         $(.02)           $.27
    Pro forma                          (.20)          (.09)            .23

  These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1998, 1997 and 1996: dividend yield of 0; expected volatility of 50% and expected life of 4-5 years in 1998 and 4 years in 1997 and 1996. The weighted average risk free interest rates for 1998, 1997 and 1996 were 4.20%, 6.19% and 6.54%, respectively. The weighted average fair values of options granted during 1998, 1997 and 1996, for which the exercise price equaled the market price on the grant dates, were $2.07, $5.254 and $12.87 per option, respectively.

  The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

  13.     INCOME TAXES

  The (benefit) provision for income taxes consists of the following (in thousands):

                                   1998                1997           1996
    Current:
       Federal and State          $(65)              $(607)         $1,937
       Foreign                      142               1,036            473
                                     77                 429          2,410
    Deferred:
       Federal and State        (1,777)               (647)          2,514
       Foreign                       79                               (39)
       Valuation reserve                                             (140)
                                (1,698)               (647)          2,335
    Total (benefit)
       provision               $(1,621)             $ (218)         $4,745


  The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

                                   1998           1997          1996
                              Amount     %    Amount   %    Amount     %
  Federal income tax
   (benefit) provision at
   statutory rate            $(2,063) (34.0)  $(333) (34.0) $4,689   35.0
  State income taxes, net
   of federal tax benefit          16    0.3       3    0.3    409    3.0
  Permanent differences            44    0.7      35    3.6     36     .3
  Benefit from post
   reorganization temporary
   differences on tax
   equivalent provision                                      (140)  (1.1)
  Foreign income tax
   provision                      406    6.7                     8     .1
  Provision (benefit) of
   lower tax rates on U.S.
   federal provision            (130)  (2.1)     169   17.2  (121)   (.9)
  Effect of valuation
   allowance of deferred
   tax assets                                                (150)  (1.1)
  Other, net                      106    1.7    (92)  (9.4)     14     .1
                             $(1,621) (26.7)  $(218) (22.3) $4,745   35.4


  The components of the Company's deferred tax assets and deferred tax liabilities are presented in the tables below.

                                                           December 31,
                                                          1998      1997
  Post-reorganization net operating loss carryforward   $5,094    $3,433
  Pre-reorganization net operating loss carryforward     4,631     4,631
  Pre-reorganization deductible temporary differences    3,067     3,067
  Other                                                  1,691     1,976
  Total deferred tax assets                            $14,483   $13,107


  Pre-reorganization taxable temporary differences        $ 83       $85
  Software development costs                             1,331       913
  Other                                                              738
  Total deferred tax liabilities                        $1,414    $1,736


  At December 31, 1998, the Company had net operating loss carryforwards ("NOLs") of approximately $28.6 million expiring beginning with the year 2000 through 2018. In connection with the Company's emergence in 1991 from its reorganization under Chapter 11 of the U.S. Bankruptcy Code, the benefit of the Company's pre-reorganization NOLs were not reflected in net income, but rather recorded as an increase to paid-in capital. In addition, such NOLs ($13.6 million) are subject to annual limitations under U.S. income tax rules as a result of the changes in control of the Company.

  Current accounting standards require that deferred income taxes reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their bases for financial reporting purposes.
  In addition, future tax benefits, such as NOLs, are required to be recognized to the extent that realization of such benefits is more likely than not. A valuation allowance is established for those benefits that do not meet the more likely than not criteria. Management believes that it is more likely than not that the Company will generate taxable income sufficient to realize the tax benefit associated with future deductible temporary differences and NOL carryforwards prior to their expiration.

  14.     BENEFIT PLANS

  Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employees Retirement Income Security Act. The assets of the U.S. Pension Plan at December 31, 1998 include government bonds, equities, mutual funds and cash and cash equivalents.

  Effective July 1, 1998, the Company amended its defined benefit plan for its U.S. operations. The amendment included a change in the determination of average annual compensation for the calculation of the defined pension benefit. In addition, the vesting period has decreased from 6 to 5 years of service.


  Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

                                                     1998           1997
  Reconciliation of benefit obligation
    Obligation at January 1                        $4,502         $3,803
    Service cost                                      425            444
    Interest cost                                     285            294
    Plan amendments                                 (283)
    Actuarial (gain) loss                            (42)            412
    Benefit payments                                (704)          (451)
  Obligation at December 31                        $4,183         $4,502

  Reconciliation of fair value of plan assets
    Fair value of plan assets at January 1         $2,895         $2,709
    Actual return on plan assets                      301            277
    Employer contributions                            311            360
    Benefit payments                                (704)          (451)
  Fair value of plan assets at December 31         $2,803         $2,895

  Funded Status
    Funded status at December 31                 $(1,380)       $(1,607)
    Unrecognized prior-service cost                 (512)          (255)
    Unrecognized (gain) loss                        (261)          (177)
  Net amount recognized                          $(2,153)       $(2,039)


                                                1998      1997       1996
  Components of net periodic pension cost
    Service cost                              $  424    $  444     $  414
    Interest cost                                285       294        267
    Expected return on plan assets             (248)     (277)      (206)
    Amortization of prior service cost          (26)      (18)       (18)
    Amortization of net (gain) loss             (11)        21       (25)
    Net periodic benefit cost                  $ 424     $ 464     $  432


  Weighted-average assumptions as of
   December 31
    Discount rate                               7.0%      7.5%       8.0%
    Expected return on plan assets              9.0%      9.0%       9.0%
    Rate of compensation increase               5.0%      5.0%       5.0%


  Pro-Bel has a non-contributory defined benefit pension plan (the "U.K. Pension Plan") covering all its permanent employees. Contributions are determined on the basis of valuations using the projected unit method. Pro-Bel's policy is to fund minimum contributions required pursuant to U.K. rules and regulations. The assets of the U.K. Pension Plan at December 31, 1998 include cash equivalents and land and a building.

  Benefit plan information for the U.K. Pension Plan is as follows (in thousands):

                                                      1998           1997
  Reconciliation of benefit obligation
    Obligation at January 1                         $7,505         $5,689
    Service cost                                       706            560
    Interest cost                                      576            455
    Plan amendments                                    730
    Actuarial (gain) loss                            (610)            818
    Benefit payments                                  (23)           (17)
  Obligation at December 31                         $8,884         $7,505

  Reconciliation of fair value of plan assets
    Fair value of plan assets at January 1          $9,588         $6,944
    Actual return on plan assets                       190            428
    Employer contributions                             792          2,233
    Benefit payments                                  (23)           (17)
  Fair value of plan assets at December 31         $10,547         $9,588

  Funded status
    Funded status at December 31                    $1,663         $2,083
    Unrecognized prior-service cost                    683
    Unrecognized loss                                1,170          1,186
  Net amount recognized                             $3,516         $3,269


                                                1998      1997           1996
  Components of net periodic pension cost
    Service cost                              $  706    $  548          $ 303
    Interest cost                                576       446            285
    Expected return on plan assets             (799)     (420)          (457)
    Amortization of prior service cost            49
    Amortization of net (gain) loss               15     (224)
    Net periodic pension cost                  $ 547     $ 350          $ 131

  Weighted-average assumptions as of December 31
    Discount rate                                 6.0%    7.0%           8.0%
    Expected return on plan assets                7.0%    8.0%           9.0%
    Rate of compensation increase                 4.0%    5.0%           5.5%


  The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron Corporation are eligible to participate in the 401(k) Plan. Effective July 1, 1998, the Company amended its 401(k) Plan by increasing the matching contribution of the Company to 20% and changing its matching contributions from cash to Company common stock and the vesting period for the matching contribution to three years. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit ($10,000 in 1998 and $9,500 in 1997), whichever is less. Total compensation that can be considered for contribution purposes is limited to $160,000.

  Chyron Corporation can elect to make a contribution to the 401(k) Plan on behalf of those participants who have made salary deferral contributions.
   During 1998, 1997 and 1996, the Company contributed $97,000, $63,000 and $51,000, respectively, to the 401(k) Plan.


  15.     COMMITMENTS AND CONTINGENCIES

  At December 31, 1998, the Company was obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

                                         Operating             Capital

               1999                       $  1,259             $   498
               2000                          1,253                 381
               2001                          1,115                 120
               2002                          1,099
               2003                            835
               2004 and thereafter           5,779

  The operating leases contain provisions for escalations and for maintenance and real estate taxes. Total rent expense was $1,125,000, $965,000 and $826,000 for 1998, 1997 and 1996, respectively. The cumulative imputed interest in the capital lease obligation was $103,000 at December 31, 1998.

  The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.


  16.     RELATED PARTY TRANSACTIONS

  The secretary of the Company, a non-executive position, and an individual who held a board seat through May 1997 are affiliated with a law firm that rendered various legal services to the Company for which the Company incurred costs of $248,000, $783,000 and $861,000 during 1998, 1997 and
  1996, respectively.

  17.     SEGMENT INFORMATION

  In 1998, the Company adopted SFAS 131. Prior period segment information has been restated to conform to the requirements of this statement. Chyron's businesses are organized, managed and internally reported as two segments. The segments, which are based on differences in products and technologies, are Graphics Products and Media Management Systems.

  The accounting policies of the segments are the same as those described in
  the "Summary of Significant Accounting Policies."   The Company is an
  integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.


  Business Segment Information
  (In thousands)
                                              Media
                                  Graphics**Management*
       Net sales
             1998                    $38,447    $45,263
             1997                     40,716     46,058
             1996                     55,888     26,720

       Operating income (loss)
             1998                   $(4,165)   $(1,311)
             1997                    (2,884)      3,148
             1996                     13,985      1,080

       Identifiable assets
             1998                    $44,481    $38,635
             1997                     49,500     44,580
             1996                     52,007     39,396

       Depreciation and amortization
             1998                    $ 2,548    $ 2,171
             1997                      2,193      1,944
             1996                      1,778      1,342


  Geographic Areas
  (In thousands)
                             United States**    Europe*      Other
       Net sales
             1998                    $45,954    $33,640     $4,116
             1997                     35,901     40,745     10,128
             1996                     55,446     24,281      2,881

       Operating income (loss)
             1998                   $(4,055)   $(1,187)    $ (234)
             1997                    (2,817)      3,157       (76)
             1996                     12,764      1,611        690

       Identifiable assets
             1998                    $48,512    $34,539   $     65
             1997                     51,160     42,860         60
             1996                     52,988     38,375         40

     * Includes amount related to Pro-Bel subsequent to its acquisition on April 12, 1996.
     **   Operating income includes non-recurring charges in 1998 and 1997 of
       $3,979 and $3,082, respectively.


  ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE


                    None.


  PART III

  In connection with the Annual Meeting of Shareholders of the Company, the Company intends to furnish Shareholders with proxy material which sets forth the information required by Items 10, 11, 12 and 13 of this Part III.
  Copies of such material will be duly filed with the U.S. Securities and Exchange Commission pursuant to Rule 14a-(6)/(c) promulgated under the Securities Exchange Act of 1934, as amended, not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.


  PART IV


  ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
            ON FORM 8-K


  (a)  (1)  Financial Statements

       See index to Consolidated Financial Statements on page 20.

       (2)  Financial Statement Schedules

       The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 14(d) found on page 51:

       Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1998, 1997 and 1996.

       All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

       (3)  Financial Statement Exhibits


       See list of exhibits to the Financial Statements in Section (c) below:

   (b)  Reports on Form 8-K

        None




                                                      Note
  (c)  Exhibits


  3.   Articles of Incorporation and By-Laws.

       (a)  Restated Certificate of Incorporation of Chyron
       Corporation                                    (1)

       (b)  Amended and Restated By-Laws of Chyron Corporation,
  adopted October 28, 1998                            (8)

       (c)  Amendment of Certificate of Incorporation of Chyron
  Corporation, adopted January 24, 1997               (5)

  4. Instruments defining rights of security holders, including debentures.

  (a) Registration Rights Agreement, dated December 27, 1991,
  between Chyron Corporation and Pesa, Inc.           (2)

  (b) Registration Rights Agreement dated July 25, 1995 by and between Chyron Corporation and CC Acquisition Company A, L.L.C., CC Acquisition Company B, L.L.C., WPG Corporate Development Associates, IV, L.P., WPG Corporate Development Associates IV (Overseas), L.P., WPG Enterprise Fund II, L.P., Weiss, Peck & Greer Venture Associates, III, L.P., Westpool Investment Trust PLC, Lion Investment Limited, Charles Diker, Mint House Nominees Limited, Pine Street Ventures, L.L.C., Isaac Hersly, Alan I. Annex, Ilan Kaufthal, Z Four Partners
  L.L.C. and A.J.L. Beare                             (4)

  (c) 8% Subordinated Convertible Debenture Due December
  31, 2003                                            (8)

  (d) Subscription Agreement and Investment Representation for the purchase of the 8% Subordinated Convertible Debenture Due
  December 31, 2003                                   (8)

  10.  Material Contracts.

  (a) Distribution and License Agreement, dated September 22, 1994, between Chyron Corporation and Comunicacion Integral
  Consultores, S.L.                                   (3)

  (b) Termination Agreement, dated November 6, 1995, between
  Chyron Corporation and Comunicacion Integral Consultores,
  S.L.                                                (4)

  (c) Loan Agreement between Chyron Corporation and NatWest Bank
  N.A. (currently known as Fleet Bank), dated March 28, 1996    (5)

  (d) Loan Agreement between Pro-Bel Limited and Barclays Bank, PLC
  dated December 19, 1996 effective January 1997      (5)

  (e) Indemnification Agreement between Chyron Corporation and
  Roi Agneta dated November 19, 1996                  (5)

  (f) Indemnification Agreement between Chyron Corporation and
  James Coppersmith dated November 19, 1996           (5)

  (g) Indemnification Agreement between Chyron Corporation and
  Daniel DeWolf dated November 19, 1996               (5)

  (h) Indemnification Agreement between Chyron Corporation and
  Charles M. Diker dated November 19, 1996            (5)

  (i) Indemnification Agreement between Chyron Corporation and
  Donald P. Greenberg dated November 19, 1996         (5)

  (j) Indemnification Agreement between Chyron Corporation and
  Ray Hartman dated November 19, 1996                 (5)

  (k) Indemnification Agreement between Chyron Corporation and
  Roger Henderson dated November 19, 1996             (5)

  (l) Indemnification Agreement between Chyron Corporation and
  Alan J. Hirschfield dated November 19, 1996         (5)

  (m) Indemnification Agreement between Chyron Corporation and
  Patricia Lampe dated November 19, 1996              (5)

  (n) Indemnification Agreement between Chyron Corporation and
  Wesley W. Lang, Jr. dated November 19, 1996         (5)

  (o) Indemnification Agreement between Chyron Corporation and
  Eugene M. Weber dated November 19, 1996             (5)

  (p) Indemnification Agreement between Chyron Corporation and
  Michael Wellesley-Wesley dated November 19, 1996    (5)

  (q) Employment Agreement between Chyron Corporation and
  Edward Grebow dated June 5, 1997                    (6)

  (r) Indemnification Agreement between Chyron Corporation and
  Edward Grebow dated June 5, 1997                    (7)

  23. Consents and experts of counsel.

  (a) Consent of PricewaterhouseCoopers dated March
  30, 1999                                            (8)


  (1) Incorporated herein in its entirety by reference to the Annual Report for the Fiscal Year Ended June 30, 1991 on Form 10-K dated January 31, 1992.

  (2) Incorporated herein in its entirety by reference to the report on Form 8-K dated December 27, 1991.

  (3) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1994 on Form 10-K dated March 24, 1995.

  (4) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1995 on Form 10-K dated March 14, 1996.

  (5) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1996 on Form 10-K dated March 20, 1997.

  (6) Incorporated herein in its entirety by reference to the Form 10-Q for the quarter ended June 30, 1997 dated August 12, 1997.

  (7) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1997 on Form 10-K dated March 16, 1998.

  (8) Incorporated herein in this Annual Report for the fiscal year ended December 31, 1998 on Form 10-K dated March 30, 1999.


  d)  Financial Statement Schedules

  Schedule II


  CHYRON CORPORATION AND SUBSIDIARIES
  VALUATION AND QUALIFYING ACCOUNTS
  (In thousands)


  Column A             Column B       Column C      Column D      Column E

                     Balance at     Charged to                  Balance at
                      Beginning      Costs and                      End of
  Description         of Period       Expenses    Deductions        Period

  Reserves and allowances deducted from
  asset accounts:

  YEAR ENDED DECEMBER 31, 1998
  Allowance for doubtful accounts
                         $3,124         $1,176         $ 419        $3,881
  Inventory reserves
                          8,162          2,996         1,092        10,066

  YEAR ENDED DECEMBER 31,1997
  Allowance for doubtful accounts
                          2,850            533           259         3,124
  Inventory reserves
                         12,041          1,887         5,766         8,162

  YEAR ENDED DECEMBER 31, 1996
  Allowance for doubtful accounts
                          3,134                          284         2,850
  Inventory reserves
                         12,233                          192        12,041
  Deferred tax assets valuation allowance
                          5,400                        5,400             0



  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

  CHYRON CORPORATION


  /s/ Edward Grebow
  Edward Grebow
  President and Chief Executive Officer


  Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on March 30, 1999, by the following persons on behalf of the registrant and in the capacities on the date indicated.


  /s/ Michael Wellesley-Wesley
  (Michael Wellesley-Wesley)
  Chairman of the Board of Directors


  /s/ Charles Diker
  (Charles Diker)
  Director


  /s/ Joseph Flaherty
  (Joseph Flaherty)
  Director


  /s/ Edward Grebow
  (Edward Grebow)
  President, Chief Executive Officer and Director


  /s/ Donald Greenberg
  (Donald Greenberg)
  Director


  /s/ Roger Henderson
  (Roger Henderson)
  Director


  /s/ Alan Hirschfield
  (Alan Hirschfield)
  Director


  /s/ Dawn Johnston
  Dawn Johnston
  Chief Financial Officer


  /s/ Wesley Lang
  (Wesley Lang)
  Director


  /s/ Eugene Weber
  (Eugene Weber)
  Director