Form 10-Q
period 1999-03-31
CHYRON CORP
filed 1999-05-13
CIK 20232

FORM 10-Q

  U.S. SECURITIES AND EXCHANGE COMMISSION

  Washington, DC 20549

  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
  THE SECURITIES EXCHANGE ACT OF 1934


  For the Quarter Ended March 31, 1999


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

  Common Stock $.01 Par Value - 32,058,020 as of

  May 10, 1999


  This document consists of 11 pages


  CHYRON CORPORATION

  INDEX


  PART I   FINANCIAL INFORMATION


  Item 1.   Financial Statements
            Consolidated Balance Sheets as of March 31, 1999
            (unaudited) and December 31, 1998                     3
            Consolidated Statements of Operations
            (unaudited) for the Three Months ended
            March 31, 1999 and 1998                               4
            Consolidated Statements of Cash Flows
            (unaudited) for the Three Months ended
            March 31, 1999 and 1998                               5
            Notes to Consolidated Financial Statements
            (unaudited)                                           6

  Item 2.   Management's Discussion and Analysis of
         Financial Condition and Results of Operations            8


  PART II   OTHER INFORMATION

  Item 1.   Legal Proceedings                                    11

  Item 2.   Changes in Securities                                11

  Item 3.   Defaults Upon Senior Securities                      11

  Item 4.   Submission of Matters to a Vote of Security Holders  11

  Item 5.   Other Information                                    11

  Item 6(a) Exhibits                                             11

  Item 6(b) Reports on Form 8-K                                  11

  Signatures                                                     11



  CHYRON CORPORATION
  CONSOLIDATED BALANCE SHEETS
  (In thousands except share amounts)

                 ASSETS
                                                 (Unaudited)
                                                   March 31,December 31,
                                                        1999        1998
  Current assets:
    Cash and cash equivalents                        $ 1,130     $ 1,585
    Accounts receivable, net                          15,201      18,396
    Inventories, net                                  19,610      19,378
    Deferred tax assets                                4,940       4,726
    Prepaid expenses and other current assets          2,277       1,982
       Total current assets                           43,158      46,067

  Property and equipment                              11,839      12,545
  Excess of purchase price over net tangible
    assets acquired                                    4,982       5,104
  Investments                                          2,286       2,286
  Software development costs                           5,050       4,458
  Deferred tax assets                                  8,856       8,343
  Other  assets                                        4,474       4,313
  TOTAL ASSETS                                       $80,645     $83,116

            LIABILITIES AND SHAREHOLDERS' EQUITY

  Current liabilities:
    Accounts payable and accrued expenses            $13,321     $14,136
    Current portion of long-term debt                    678       1,512
    Capital lease obligations                            393         383
       Total current liabilities                      14,392      16,031

  Long-term debt                                      14,463      13,486
  Capital lease obligations                              493         515
  Other liabilities                                    3,654       3,314
    Total liabilities                                 33,002      33,346

  Commitments and contingencies

  Shareholders' equity:
  Preferred stock, par value without designation
    Authorized - 1,000,000 shares, Issued - none
  Common stock, par value $.01
    Authorized - 150,000,000 shares
    Issued and outstanding -
    32,058,020 at March 31, 1999 and
    December 31, 1998                                    321         321
  Additional paid-in capital                          44,021      44,021
  Retained earnings                                    2,940       4,790
  Accumulated other comprehensive income                 361         638
    Total shareholders' equity                        47,643      49,770
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY         $80,645     $83,116

  See Notes to Consolidated Financial Statements


  CHYRON CORPORATION
  CONSOLIDATED STATEMENTS OF OPERATIONS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
  (In thousands except per share amounts)

  (Unaudited)

                                                        1999        1998

  Net sales                                          $14,998     $21,525
  Cost of products sold                                8,251      10,803
  Gross profit                                         6,747      10,722

  Operating expenses:
  Selling, general and administrative                  7,277       7,718
  Research and development                             1,844       2,510

  Total operating expenses                             9,121      10,228

  Operating (loss) income                            (2,374)         494

  Interest and other expense, net                        302         359

  (Loss) income before provision for income taxes    (2,676)         135

  (Benefit) provision for income taxes                 (826)         101

  Net (loss) income                                 $(1,850)   $      34

  Net (loss) income per common share   basic
    and diluted                                   $    (.06)   $     .00

  Weighted average shares used in computing net
    (loss) income per common share - basic
    and diluted                                       32,058      32,606


  See Notes to Consolidated Financial Statements


  CHYRON  CORPORATION
  CONSOLIDATED STATEMENTS OF CASH FLOWS
  THREE MONTHS ENDED MARCH 31, 1999 AND 1998
  (In thousands)
  (Unaudited)


                                                          1999           1998
  CASH FLOWS FROM OPERATING ACTIVITIES

  Net loss                                            $(1,850)      $      34
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
    Depreciation and amortization                        1,327            920
    Deferred income tax (benefit)                        (715)          (157)
  Changes in operating assets and liabilities:
  Accounts receivable                                    2,933          2,183
  Inventories                                            (467)          1,669
  Prepaid expenses and other assets                      (484)          (558)
  Accounts payable and accrued expenses                  (629)        (2,765)
  Other liabilities                                        345            168
  Net cash provided by operating activities                460          1,494

  CASH FLOWS FROM INVESTING ACTIVITIES

  Acquisitions of property and equipment                                (551)
  Capitalized software development                     (1,078)          (763)
  Net cash used in investing activities                (1,078)        (1,314)

  CASH FLOWS FROM FINANCING ACTIVITIES

  Paydown of expiring credit facility                  (8,493)
  Net proceeds from new credit facility                  8,688
  Payments of term loan                                  (500)          (500)
  Borrowings from revolving credit agreements, net         415            115
  Proceeds from issuance of convertible debt               159
  Payments of capital lease obligations                  (107)          (136)
  Net cash provided by (used in) financing activities      162          (521)

  Effect of foreign currency rate fluctuations on
    cash and cash equivalents                                1            (5)

  Change in cash and cash equivalents                    (455)          (346)

  Cash and cash equivalents at beginning of period       1,585          2,968
  Cash and cash equivalents at end of period            $1,130        $ 2,622



  See Notes to Consolidated Financial Statements


  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)


  1. BASIS OF PRESENTATION

     In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 1999 and the consolidated results of its operations and its cash flows for the periods ended March 31, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The December 31, 1998 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 method of presentation.

  2. ACCOUNTS RECEIVABLE

     Accounts receivable is stated net of an allowance for doubtful accounts of $3,948,000 and $3,881,000 at March 31, 1999 and December 31, 1998, respectively.

  3. INVENTORIES

     Inventories, net of obsolescence reserves, consist of the following (in thousands):

                                    March 31,December 31,
                                     1999      1998

          Finished goods           $  8,299    $  7,266
          Work-in-process             3,444       3,048
          Raw material                7,867       9,064
                                    $19,610     $19,378

     4. LONG-TERM DEBT

     On March 29, 1999, the Company entered into a new $12 million credit facility which extends through March 31, 2002. Under this facility, the Company borrowed $2 million in the form of a term loan and can obtain revolving credit loans based on its eligible accounts receivable and inventory for the balance of the facility. Total borrowings at closing were $8.7 million.These borrowings were used primarily to paydown the outstanding balance under the expiring credit facility of $8.5 million, including $500,000 outstanding on a term loan.

     The term loan requires no principal payments through September 30, 1999, $25,000 per month for the period October 1, 1999 through September 30, 2000, $75,000 per month for the period October 1, 2000 through September 30, 2001 and $133,333 per month from October 1, 2001 through March 31, 2002. Interest is payable monthly at LIBOR plus 1.875% (6.85% at March 31, 1999), or at a rate based on Prime. The Company must pay a monthly commitment fee equal to one half of 1% per annum on the daily unused portion of the facility.

     The entire facility is secured by Chyron's accounts receivable and inventory and the Common Stock of Pro-Bel. The agreement contains requirements for levels of operating income and prohibits the Company from paying dividends in excess of 25% of net income in any fiscal year.

  5. SEGMENT INFORMATION

     Chyron's businesses are organized, managed and internally reported as two segments. The segments, which are based on differences in products and technologies, are Graphics Products and Media Management Systems. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 1998. The Company is an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.

  Business Segment Information
  (In thousands)

                                                                   Media
                                                 Graphics     Management
  Three months ended March 31, 1999
    Net sales                                     $ 6,232        $ 8,766
    Operating (loss)                              (1,310)        (1,064)
    Depreciation and amortization                     539            788

  Three months ended March 31, 1998
    Net sales                                       9,722         11,803
    Operating (loss) income                          (36)            530
    Depreciation and amortization                     309            611


  Geographic Areas
                                United States      Europe          Other
  Three months ended March 31, 1999
    Net sales                         $ 6,887     $ 7,415      $     696
    Operating (loss)                  (1,616)       (693)           (65)

  Three months ended March 31, 1998
    Net sales                          11,198       7,579          2,748
    Operating income                      224         198             72


  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS

     From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, but are not limited to, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy.

  Results of Operations

  Overview

     This discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto:

  Comparison of the Three Months Ended March 31, 1999 and 1998

     Sales for the quarter ended March 31, 1999 were $15 million. This represents a decrease of $6.5 million, or 30%, compared to the $21.5 million reported for the first quarter of 1998. This decrease was primarily due to lower levels of volume associated with the U.S. graphics and Pro-Bel products and the loss of $1.3 million in revenues associated with the Trilogy division which was sold in August, 1998. The industry transition to DTV and HDTV continues to evolve slowly as broadcasters cautiously upgrade and replace equipment. In addition, the first quarter has historically been weak since broadcasters typically postpone capital expenditures awaiting new product introductions at the annual National Association of Broadcasters Convention (NAB) held in April.

     Gross profit declined to $6.7 million for the quarter ended March 31, 1999. The decrease of $4.0 million from the $10.7 million reported for the first quarter of 1998 was primarily attributable to the loss in sales volume for the first quarter of 1999. Gross margins as a percentage of sales decreased to 44.9% in 1999 as compared to 49.8% in 1998. The decrease in gross profit as a percentage of sales is attributable to a lower level of absorption of overhead costs due to lower sales volumes.

     Selling, general and administrative (SG&A) expenses decreased by $.4 million, or 6%, to $7.3 million in the quarter ended March 31, 1999 compared to $7.7 million for the first quarter of 1998. Research and development (R&D) costs, net of amounts capitalized, decreased by $.7 million during the first quarter of 1999 as compared to the same period in 1998. These reductions were primarily due to the elimination of operating costs associated with the Trilogy and Concerto divisions.

     Interest and other expense, net, decreased slightly in the first quarter of 1999 as compared to the first quarter of 1998. Included in this amount is an increase in foreign exchange gains due to favorable rates between the U.S. dollar and British pounds sterling, offset by an increase in interest expense due to the write-off of debt issuance costs related to the credit agreement that was replaced during the quarter. Interest rates and average borrowings were fairly consistent quarter to quarter.

     The Company recorded a tax benefit of $826,000 for the quarter ended March 31, 1999 as compared to a tax provision of $101,000 in the comparable quarter in 1998. The effective rate in 1999 of 31% results from the proportion of losses derived in the U.K. and U.S. which are taxed at statutory rates between 30-34%.

  Liquidity and Capital Resources

     At March 31, 1999, the Company had cash on hand of $1.1 million and working capital of $28,766.

     As set forth in the Consolidated Statements of Cash Flows, the Company generated $.5 million in cash from operations during the three months ended March 31, 1999 as compared to $1.5 million for the comparable period in 1998. The reduction in cash flows from operations is principally due to the realization of the net loss and reductions in accounts payable, offset by lower accounts receivable balances. Increased levels of spending related to software development were incurred as the Company devoted efforts to new product introductions to be shown in April at NAB.

     On March 29, 1999, the Company entered into a new $12 million credit facility which extends through March 31, 2002. Under this facility, the Company borrowed $2 million in the form of a term loan and can obtain revolving credit loans based on its eligible accounts receivable and inventory for the balance of the facility. Total borrowings at closing were $8.7 million.These borrowings were used primarily to paydown the outstanding balance under the expiring credit facility of $8.5 million, including $500,000 outstanding on a term loan.

     The term loan requires no principal payments through September 30, 1999, $25,000 per month for the period October 1, 1999 through September 30, 2000, $75,000 per month for the period October 1, 2000 through September 30, 2001 and $133,333 per month from October 1, 2001 through March 31, 2002. Interest is payable monthly at LIBOR plus 1.875% (6.85% at March 31, 1999), or at a rate based on Prime. The Company must pay a monthly commitment fee equal to one half of 1% per annum on the daily unused portion of the facility.

     The entire facility is secured by Chyron's accounts receivable and inventory and the Common Stock of Pro-Bel. The agreement contains requirements for levels of operating income and prohibits the Company from paying dividends in excess of 25% of net income in any fiscal year.


  The Year 2000

     The Company has taken actions to ensure that its products, internal systems and procedures are Year 2000 Compliant. To this end, the Company has established a plan to assess the Year 2000 impact in order to minimize any interruption of its operations or its ability to serve its customers. The Company has also established a Year 2000 Committee whose members include senior management and functional area leaders.

     The Company has structured its plan to address internal systems, infrastructure, facilities, suppliers and vendors as well as products and services. In this regard, the Company has completed the assessment of its critical internal information technology (IT) and non-IT systems and has not found any significant readiness problems with respect to such internal systems and procedures. The Company has also completed its product review and is engaged in remediation efforts, where appropriate, including upgrading and retiring of systems and components. The Company believes the remediation efforts required are not significant and are expected to be completed by June 1, 1999. All products being shipped currently have been extensively tested and found to be compliant. The Company is in the process of assessing Year 2000 readiness of its critical suppliers by means of surveys and visits. These assessments are expected to be completed during the first half of 1999 and contingency plans will be prepared, as needed, during the second half of the year.

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

  ITEM 4. Submission of Matters to a Vote of Security Holders

     Not applicable.

  ITEM 5. Other Information

     Not applicable.

  ITEM 6(a).   Exhibits

     (27) Financial Data Schedule

  ITEM 6(b).   Reports on Form 8-K

     On February 4, 1999, the Company filed a report on Form 8-K pertaining to the fourth quarter and year end operating results and the issuance of $1.1 million aggregate principal amount of 8% five year convertible notes.

                         SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    CHYRON CORPORATION
                    (Registrant)


  May 13, 1999      /s/ Edward Grebow
  (Date)            Edward Grebow
                    President and
                    Chief Executive Officer


  May 13, 1999      /s/ Dawn Johnston
  (Date)            Dawn Johnston
                    Senior Vice President and
                    Chief Financial Officer