Form 10-Q
period 1999-06-30
CHYRON CORP
filed 1999-08-12
CIK 20232

FORM 10-Q

             U.S. SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC 20549

          QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934


               For the Quarter Ended June 30, 1999


                  Commission File Number 1-9014


                       Chyron Corporation

     (Exact name of registrant as specified in its charter)


           New York                          11-2117385
 (State or other jurisdiction               (IRS Employer
      of Incorporation or                Identification No.)
         organization)

  5 Hub Drive, Melville, New                    11747
             York
     (Address of principal                   (Zip Code)
      executive offices)

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

                  Yes  X                 No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.


         Common Stock $.01 Par Value - 32,086,489 as of

                         August 6, 1999


               This document consists of 19 pages


                       CHYRON CORPORATION

                              INDEX



PART I      FINANCIAL INFORMATION                            Page

Item 1.     Financial Statements
              Consolidated Balance Sheets as of June 30,
            1999 (unaudited) and December 31, 1998              3
              Consolidated Statements of Operations
            (unaudited) for the Three Months ended
               June 30, 1999 and 1998                           4
              Consolidated Statements of Operations
            (unaudited) for the Six Months ended June
               30, 1999 and 1998                                5
              Consolidated Statements of Cash Flows
            (unaudited) for the Six Months ended June
               30, 1999 and 1998                                6
              Notes to Consolidated Financial Statements
            (unaudited)                                         7

Item 2.     Management's Discussion and Analysis of
            Financial Condition and  Results of Operations     11

Item 3.     Quantitative and Qualitative Disclosure about
            Market Risk                                        16


PART II     OTHER INFORMATION

Item 1.     Legal Proceedings                                  17

Item 2.     Changes in Securities                              17
Item 3.     Defaults Upon Senior Securities                    17

Item 4.     Submission of Matters to a Vote of Security
            Holders                                            17

Item 5.     Other Information                                  18

Item 6(a)   Exhibits                                           18

Item 6(b)   Reports on Form 8-K                                18

Signatures                                                     19




                       CHYRON CORPORATION
                   CONSOLIDATED BALANCE SHEETS
               (In thousands except share amounts)


                             ASSETS

                                            (Unaudited)  December
                                             June 30,      31,
                                               1999        1998
Current assets:
  Cash and cash equivalents                 $    988     $ 1,585
  Accounts receivable, net                    12,351      18,396
  Inventories, net                            14,759      19,378
  Deferred tax assets                                      4,726
  Prepaid expenses and other current
   assets                                      2,401       1,982
   Total current assets                       30,499      46,067

Property and equipment                        11,743      12,545
Excess of purchase price over net tangible
 assets acquired                               4,854       5,104
Investments                                    1,286       2,286
Software development costs                     1,795       4,458
Deferred tax assets                                        8,343
Other  assets                                  4,528       4,313
TOTAL ASSETS                                 $54,705     $83,116

              LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable and accrued expenses     $13,004      $14,136
  Current portion of long-term debt             449        1,512
  Capital lease obligations                     473          383
   Total current liabilities                 13,926       16,031

Long-term debt                               14,378       13,486
Capital lease obligations                       330          515
Other liabilities                             3,695        3,314
   Total liabilities                         32,329       33,346

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without
designation
  Authorized - 1,000,000 shares, Issued -
  none
Common stock, par value $.01
Authorized - 150,000,000 shares
  Issued and outstanding -
  32,086,483 at June 30, 1999 and
  32,058,020 at December 31, 1998               321          321
Additional paid-in capital                   44,073       44,021
Accumulated deficit/retained earnings       (22,238)       4,790
Accumulated other comprehensive income          220          638
  Total shareholders' equity                 22,376       49,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY  $54,705      $83,116




         See Notes to Consolidated Financial Statements


                       CHYRON CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
            THREE MONTHS ENDED JUNE 30, 1999 AND 1998
             (In thousands except per share amounts)


                           (Unaudited)

                                                  1999       1998

Net sales                                      $16,199    $21,096
Cost of products sold                           11,035     11,416
Gross profit                                     5,164      9,680

Operating expenses:
  Selling, general and administrative            7,363      8,966
  Research and development                       1,995      2,506
  Restructuring and other nonrecurring
   charges                                       6,681      3,979

Total operating expenses                        16,039     15,451

Operating loss                                (10,875)    (5,771)

Interest and other expense, net                    227        478

Loss before provision (benefit) for income
taxes                                         (11,102)    (6,249)

Provision (benefit) for income taxes            14,076    (1,417)

Net loss                                     $(25,178)   $(4,832)

Net loss per common share - basic and
diluted                                         $(.78)   $  (.15)

Weighted average shares used in computing
net loss per common share - basic and
diluted                                         32,086     32,072









         See Notes to Consolidated Financial Statements



                       CHYRON CORPORATION
              CONSOLIDATED STATEMENTS OF OPERATIONS
             SIX MONTHS ENDED JUNE 30, 1999 AND 1998
             (In thousands except per share amounts)


                           (Unaudited)

                                                  1999       1998

Net sales                                      $31,197    $42,621
Cost of products sold                           19,286     22,219
Gross profit                                    11,911     20,402

Operating expenses:
  Selling, general and administrative           14,640     16,685
  Research and development                       3,839      5,016
  Restructuring and other nonrecurring
  charges                                        6,681      3,979

Total operating expenses                        25,160     25,680

Operating loss                                (13,249)    (5,278)

Interest and other expense, net                    529        836

Loss before provision (benefit) for income
taxes                                         (13,778)    (6,114)

Provision (benefit)  for income taxes           13,250    (1,316)

Net loss                                     $(27,028)   $(4,798)

Net loss per common share - basic and
diluted                                       $  (.84)    $ (.15)

Weighted average shares used in computing
net loss per common share - basic and
diluted                                         32,080     32,072








         See Notes to Consolidated Financial Statements


                       CHYRON  CORPORATION
              CONSOLIDATED STATEMENTS OF CASH FLOWS
             SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                         (In thousands)
                           (Unaudited)

                                                  1999       1998
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss                                     $(27,028)   $(4,798)
Adjustments  to reconcile net  loss  to  net
cash provided by operating activities:
  Restructuring and other nonrecurring
  charges                                        6,681      3,979
  Depreciation and amortization                  2,671      2,600
  Deferred income tax (benefit)                 13,334    (1,590)
Changes in operating assets and liabilities:
  Accounts receivable                            5,752        997
  Inventories                                    2,854      3,772
  Prepaid expenses and other assets              (708)    (1,396)
  Accounts payable and accrued expenses        (2,118)    (3,163)
  Other liabilities                                170      2,787
Net cash provided by operating activities        1,608      3,188

CASH FLOWS FROM INVESTING ACTIVITIES

Acquisitions of property and equipment           (250)    (1,381)
Capitalized software development               (1,850)    (1,573)
Net cash used in investing activities          (2,100)    (2,954)

CASH FLOWS FROM FINANCING ACTIVITIES

Paydown of expiring credit facility            (8,493)
Net proceeds from new credit facility            8,688
Payments of term loan                            (500)    (1,000)
Borrowings from (payments to)  revolving
credit agreements, net                             243       (60)
Proceeds from issuance of convertible debt         159
Payments of capital lease obligations            (201)      (232)
Net cash used in financing activities            (104)    (1,292)

Effect of foreign currency rate fluctuations
on cash and cash equivalents                       (1)          2

Change in cash and cash equivalents              (597)    (1,056)

Cash  and  cash equivalents at beginning  of
period                                           1,585      2,968
Cash and cash equivalents at end of period     $   988     $1,912






         See Notes to Consolidated Financial Statements



           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                           (UNAUDITED)


1.   BASIS OF PRESENTATION

     In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 1999 and the consolidated results of its operations and its cash flows for the periods ended June 30, 1999 and 1998. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and
Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The December 31, 1998 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 method of presentation.

2.   ACCOUNTS RECEIVABLE

     Accounts  receivable  is  stated net  of  an  allowance  for doubtful  accounts of $3,865,000 and $3,881,000 at June 30,  1999 and December 31, 1998, respectively.

3.   INVENTORIES

     Inventories, net of obsolescence reserves, consist of the following (in thousands):

                         June 30,     December 31,
                           1999           1998
     Finished goods     $  6,918     $  7,266
     Work-in-process       1,802        3,048
     Raw material          6,039        9,064
                         $14,759      $19,378


4.   LONG-TERM DEBT

     On March 29, 1999, the Company entered into a new $12 million credit facility which expires March 31, 2002. Under this facility, the Company borrowed $2 million in the form of a term loan and can obtain revolving credit loans based on its eligible accounts receivable and inventory for the balance of the facility. Total borrowings at closing were $8.7 million. These borrowings were used primarily to pay down the outstanding balance under the expiring credit facility of $8.5 million, including $500,000 outstanding on a term loan.


     The term loan requires no principal payments through September 30, 1999, $25,000 per month for the period October 1, 1999 through September 30, 2000, $75,000 per month for the period October 1, 2000 through September 30, 2001 and $133,333 per month from October 1, 2001 through March 31, 2002. Interest is payable monthly at LIBOR plus 1.875% (6.9% at June 30, 1999), or at a rate based on Prime. The Company must pay a monthly commitment fee equal to one half of 1% per annum on the daily unused portion of the facility.

     The entire facility is secured by Chyron's accounts receivable and inventory and the common stock of Pro-Bel. The agreement contains requirements for levels of operating income and prohibits the Company from paying dividends in excess of 25% of net income in any fiscal year.

      As of June 30, 1999, the Company was not in compliance with certain financial covenants for which it obtained waivers from its lender.


5.   RESTRUCTURING AND OTHER NONRECURRING CHARGES

     The  delay in the rollout of HDTV by broadcasters and  their
reluctance   to   purchase  analog  equipment  has  significantly
impacted the Company's ability to achieve desired levels of operating results. To weather this difficult time and to better position itself for the future, the Company has critically evaluated its product lines and its position in the industry. The results of this evaluation are a more focused strategy on products that serve a broader spectrum of delivery options and the elimination of certain non-producing products which will
allow   the  Company  to  be  in  a  better  position  to  remain
competitive  through  the difficult times  facing  the  industry.
During   the  second  quarter  of  1999,  the  Company   recorded
nonrecurring charges totaling $6.7 million, of which $5.0 million was directly related to the change in strategy. These primarily non-cash restructuring and nonrecurring charges include the write-down of certain capitalized software of $3.6 million, inventory write-downs due to changes in product strategy of $1.0 million, severance costs of $0.4 million resulting from staff reductions, the write-down of $1 million of an equity investment and other charges related to an adjustment to deferred maintenance revenue totaling $0.7 million. The only component of the charge that will require a cash outlay is severance of approximately $0.4 million. Following this restructuring, future operating costs are expected to be reduced by approximately $0.8 million per quarter.


6.   INCOME TAXES

      In the second quarter of 1999, the Company established a full valuation allowance of $14 million against its net deferred tax asset. The Company's net deferred tax asset includes substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such asset. Consequently, management determined that sufficient uncertainty exists regarding the realization of this asset to warrant the establishment of the allowance.


7.   SUBSEQUENT EVENT

     During July 1999, the Company raised $4.0 million through the issuance of 8% subordinated convertible debentures due December 31, 2003, to certain of its existing shareholders, some of whom are directors of the Company. The debentures are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1 5/8 per share (the closing price immediately preceding the issue date). The debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest is payable quarterly. Interest may be paid in the form of additional debentures until July 15, 2001. These funds will be used to build the restructured operations and to fund research and development, particularly for certain Internet initiatives. The notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In addition, in order for the debentures purchased by funds managed by Weiss Peck & Greer LLC to be converted into shares of common stock, under the rules of the New York Stock Exchange, shareholder approval is required. In the event that shareholder approval is not given, the debentures owned by such funds will not be convertible. The Company intends to seek such shareholder approval in the immediate future.


8.   SEGMENT INFORMATION

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



Business Segment
Information
(In thousands)
                                                         Media
                                        Graphics(1) Management
Three months ended June 30,
1999
  Net sales                                 $ 6,875    $ 9,324
  Operating loss                           (10,563)      (312)
  Depreciation
   and amortization                             587        757

Three months ended June 30,
1998
  Net sales                                   9,560     11,536
  Operating loss                            (4,976)      (795)
  Depreciation
   and amortization                             516      1,164

June 30, 1999
      Identifiable assets                    19,891     34,814


Geographic Areas
                                United       Europe      Other
                             States(1)
Three months ended June 30,
1999
  Net sales                    $ 9,671      $ 5,703  $     825
  Operating loss               (9,498)      (1,178)      (199)

Three months ended June 30,
1998
  Net sales                      9,865       10,187      1,044
  Operating loss               (4,661)        (286)      (824)

June 30, 1999
      Identifiable assets       22,568       32,072         65





(1) Includes restructuring and other nonrecurring charges of $6,681 and $3,979 for the three months ended June 30, 1999 and 1998, respectively.



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

Results of Operations

Overview

     This discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto:

Comparison of the Three Months Ended June 30, 1999 and 1998

     The  delay in the rollout of HDTV by broadcasters and  their
reluctance   to   purchase  analog  equipment  has  significantly
impacted the Company's ability to achieve desired levels of operating results. To weather this difficult time and to better position itself for the future, the Company has critically evaluated its product lines and its position in the industry. The results of this evaluation are a more focused strategy on products that serve a broader spectrum of delivery options and the elimination of certain non-producing products which will
allow   the  Company  to  be  in  a  better  position  to  remain
competitive  through  the difficult times  facing  the  industry.
During   the  second  quarter  of  1999,  the  Company   recorded
nonrecurring charges totaling $6.7 million, of which $5.0 million was directly related to the change in strategy. These primarily non-cash restructuring and nonrecurring charges include the write-down of certain capitalized software, inventory write-downs due to changes in product strategy, severance costs resulting from staff reductions and the write-down of an equity investment. The only component of the charge that will require a cash outlay is
severance   of   approximately  $0.4  million.   Following   this
restructuring, future operating costs are expected to be reduced by approximately $0.8 million per quarter.

     During the second quarter of 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for television broadcast, cable and post production industries. This product line restructuring included the sale of Trilogy; the modification of the Company's investment in RT-SET; the reorganization of Chyron's sales and marketing organization; and the disposition of the Concerto Division. As a result, the Company recorded restructuring and other nonrecurring charges of $3,979,000 during the second quarter of 1998.

     Sales for the quarter ended June 30, 1999 were $16.2 million. This represents a decrease of $4.9 million, or 23%, compared to the $21.1 million reported for the second quarter of 1998. This decrease results from lower sales volumes of graphics products of $2.6 million, the loss of $1.5 million in revenues associated with the Trilogy division, which was sold in August 1998, and lower volumes of Pro-Bel products of $0.8 million. From a geographic perspective, while there was an overall decline in domestic sales of graphics products and foreign sales of Pro-Bel products, U.S. sales of Pro-Bel products increased by $2.4 million.

     Gross profit decreased to $5.2 million for the second quarter of 1999 as compared to $9.7 million for the same 1998 period. The respective gross margin percentages were 31.9% and 45.9%. This decline is attributable to the lower level of sales volume and $2.2 million of inventory write-downs. Gross margins in the graphics business have suffered due to a lower level of absorption of overhead costs resulting from lower sales volumes. Underlying margins for Pro-Bel products during the period have improved due to stronger sales of new products with greater margins.

     Selling, general and administrative (SG&A) expenses declined to $7.4 million for the quarter ended June 30, 1999 compared to $9.0 million in the comparable period in 1998. Research and development (R&D) expenses, net of amounts capitalized, also decreased in the second quarter of 1999 to $2.0 million, or 12.3% of net sales, versus $2.5 million, or 11.9% of net sales, for the comparable 1998 quarter. These reductions were primarily due to the elimination of operating costs associated with the Trilogy and Concerto divisions, as well as other expense reductions.

     Interest and other expense, net, decreased by $0.25 million in the second quarter of 1999 as compared to the second quarter of 1998. This decrease is primarily due to foreign exchange gains as a result of favorable rates between the U.S. dollar and British pounds sterling. Interest expense also declined primarily as a result of lower average borrowings.

     In the second quarter of 1999 the Company also established a full valuation allowance of $14 million against its net deferred tax asset. The Company's net deferred tax asset includes substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such asset. Consequently, management determined that sufficient uncertainty exists regarding the realization of this asset to warrant the establishment of the allowance.


Comparison of the Six Months Ended June 30, 1999 and 1998

      Sales for the six months ended June 30, 1999 were $31.2 million, a decrease of $11.4 million, or 26.7%, over the $42.6 million reported for the first half of 1998. This decline results from lower sales volumes of graphics products of $6.1 million, Pro-Bel products of $2.5 million and the loss of $2.8 million in revenues associated with the Trilogy division, which was sold in August 1998. The delay in the industry transition to DTV and HDTV continues to evolve slowly as broadcasters cautiously upgrade and replace equipment. In addition, the first quarter has historically been weak since broadcasters typically postpone capital expenditures awaiting new product introductions at the annual National Association of Broadcasters Convention (NAB) held in April.

      Gross profit declined to $11.9 million for the six months ended June 30, 1999. The decrease of $8.5 million, over the $20.4 million reported for the first half of 1998 is primarily attributable to the loss in sales volume and $2.2 million of inventory write-downs. Gross margins in the graphics business have suffered due to a lower level of absorption of overhead costs resulting from lower sales volumes.

      SG&A expenses decreased by $2 million, or 12%, to $14.6 million in 1999 compared to $16.7 million for the first half of 1998. R&D costs, net of amounts capitalized, decreased during the first half of 1999 compared to the same period in 1998 by $1.2 million. As outlined in the three month comparison these reductions were primarily due to the elimination of operating costs associated with the Trilogy and Concerto divisions.

     For the six months ended June 30, 1999, the Company recorded restructuring and other nonrecurring charges totaling approximately $6.7 million. In the prior year's comparable period, the Company had nonrecurring charges totaling approximately $4 million. See the discussion of the components of these charges in the three month comparison above.

      Interest and other expense, net, decreased by $0.3 million in the first half of 1999 as compared to the first half of 1998. This decrease is primarily a result of increased foreign exchange gains due to favorable rates between the U.S. dollar and British pounds sterling and lower interest expense from lower average borrowings, offset by the write-off of debt issuance costs related to the credit agreement that was replaced in March, 1999.

      The Company recorded a tax provision of $13.3 million for the six months ended June 30, 1999 as compared to a tax benefit of $1.3 million in the comparable six month period in 1998. Through the first quarter of 1999 the Company was recording a tax benefit resulting from the generation of U.S. and U.K. tax losses. In the second quarter of 1999, the Company established a full valuation allowance of $14 million against its net deferred tax asset. The Company's net deferred tax asset includes substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such asset. Consequently, management determined that sufficient uncertainty exists regarding the realization of this asset to warrant the establishment of the allowance.

Liquidity and Capital Resources

     At  June  30,  1999, the Company had cash on  hand  of  $1.0 million and working capital of $16.6 million.

     As set forth in the Consolidated Statements of Cash Flows, the Company generated $1.6 million in cash from operations during the six months ended June 30, 1999 as compared to $3.2 million for the comparable period in 1998. The reduction in cash flows from operations is principally due to the realization of the net loss and reductions in the level of customer deposits, offset by lower accounts receivable balances. Reduced levels of spending related to software development were a result of the elimination of efforts associated with the Trilogy and Concerto divisions.

     During July 1999, the Company raised $4.0 million through the issuance of 8% subordinated convertible debentures due December 31, 2003, to certain of its existing shareholders, some of whom are directors of the Company. The debentures are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1 5/8 per share (the closing price immediately preceding the issue date). The debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest is payable quarterly. Interest may be paid in the form of additional debentures until July 15, 2001. These funds will be used to build the restructured operations and to fund research and development, particularly for certain Internet initiatives. The notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In addition, in order for the debentures purchased by funds managed by Weiss Peck & Greer LLC to be converted into shares of common stock, under the rules of the New York Stock Exchange, shareholder approval is required. In the event that shareholder approval is not given, the debentures owned by such funds will not be convertible. The Company intends to seek such shareholder approval in the immediate future.

     On March 29, 1999, the Company entered into a new $12 million credit facility which expires March 31, 2002. Under this facility, the Company borrowed $2 million in the form of a term loan and can obtain revolving credit loans based on its eligible accounts receivable and inventory for the balance of the facility. Total borrowings at closing were $8.7 million. These borrowings were used primarily to pay down the outstanding balance under the expiring credit facility of $8.5 million, including $500,000 outstanding on a term loan.

     The term loan requires no principal payments through September 30, 1999, $25,000 per month for the period October 1, 1999 through September 30, 2000, $75,000 per month for the period October 1, 2000 through September 30, 2001 and $133,333 per month from October 1, 2001 through March 31, 2002. Interest is payable monthly at LIBOR plus 1.875% (6.9% at June 30, 1999), or at a rate based on Prime. The Company must pay a monthly commitment fee equal to one half of 1% per annum on the daily unused portion of the facility.

     The entire facility is secured by Chyron's accounts receivable and inventory and the common stock of Pro-Bel. The agreement contains requirements for levels of operating income and prohibits the Company from paying dividends in excess of 25% of net income in any fiscal year.

      As of June 30, 1999, the Company was not in compliance with certain financial covenants for which it obtained waivers from its lender.


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

     The Company has structured its plan to address internal systems, infrastructure, facilities, suppliers and vendors as well as products and services. In this regard, the Company has completed the assessment of its critical internal information technology (IT) and non-IT systems and has determined that it needs to replace a portion of its business system in the UK. The Company believes that this replacement of existing software will enable the Company to operate effectively after December 31, 1999. The Company has also completed its product review and is engaged in remediation efforts, where appropriate, including upgrading and retiring of systems and components, which is expected to continue through the fourth quarter of 1999. All products being shipped currently have been extensively tested and found to be compliant. The Company has surveyed vendors and suppliers and is reviewing their remediation efforts to ensure uninterrupted operations. Contingency plans will be prepared, as needed, during the second half of the year. The Company is primarily utilizing internal resources in its efforts and the associated costs are being expensed as incurred. Total costs are expected to be less than $500,000.

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


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
          MARKET RISK


     The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended June 30, 1999 and 1998, sales to foreign customers were 40% and 53% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended June 30, 1999 and 1998 were a gain of $92,000 and a loss of $132,000, respectively. Foreign currency hedging activity is not material to the Company's consolidated financial position, results of operations, or its cash flow.


PART II.  OTHER INFORMATION


ITEM 1.   Legal Proceedings

      During the second quarter, a former employee of Chyron Corporation ("Chyron"), brought suit against Chyron in the U.S. District Court for the Southern District of New York. The complaint alleges breach of contract relative to the Acquisition Agreement, or ancillary agreements, of Axis Holdings, Inc., by Chyron on March 24, 1997. Chyron believes that the claims are without merit and is vigorously defending the case.

      The Company is also from time to time involved in routine legal matters incidental to its business.

      In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2.   Changes in Securities

     Not applicable.

ITEM 3.   Defaults Upon Senior Securities

     Not applicable.

ITEM 4.   Submission of Matters to a Vote of Security Holders

     At the Annual Meeting of Shareholders held on May 12, 1999, the following proposals were adopted by the margin indicated:

     The election of Charles M. Diker, Joseph A. Flaherty, Edward Grebow, Donald P. Greenberg, Roger Henderson, Alan J. Hirschfield, Wesley W. Lang, Jr., Eugene M. Weber, and Michael Wellesley-Wesley, to the Board of Directors. No Director received less than 99% of the votes cast.

     The adoption of the Chyron 1999 Incentive Compensation Plan.

     Share voting:

          For:      19,645,736
          Against:   1,050,130
          Abstain:     627,786


ITEM 5.   Other Information

     In July 1999, the Company sold approximately $4.0 million aggregate principal amount of 8% subordinated convertible debentures, due December 21, 2003, to certain existing shareholders of the Company, some of whom are directors of the
Company. The debentures are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1 5/8 (the closing price of the common stock on the trading day immediately preceding the issue date); provided, however, that in order for the debentures purchased by funds managed by Weiss, Peck & Greer LLC to be converted into common stock, under the rules of the New York Stock Exchange, shareholder approval is required. In the event that such shareholder approval is not obtained, the debentures held by such funds will not be convertible. The debentures may be redeemed by the Company, commencing one year from the issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest is payable quarterly and may be paid in the form of additional debentures until July 15, 2001. The proceeds from the sale will be used to build the restructured operations of the Company and for research and development, particularly for certain Internet initiatives. The debentures have not been registered under the Securities Act of 1933, as amended, and may not be sold in the United States absent registration or an applicable exemption from the registration requirements.

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


ITEM 6(a).     Exhibits

     (27) Financial Data Schedule


ITEM 6(b).     Reports on Form 8-K

     On June 11, 1999, the Company filed a report on Form 8-K pertaining to senior management changes. Specifically, the Company named Roger Henderson its President and Chief Executive Officer and Michael I. Wellesley-Wesley its Executive Chairman.




                           SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                CHYRON CORPORATION
                                (Registrant)

          August 12,1999         /s/ Roger Henderson
          (Date)                Roger Henderson
                                President and
                                Chief Executive Officer

          August 12, 1999        /s/ Dawn Johnston
          (Date)                Dawn Johnston
                                Senior Vice President and
                                Chief Financial Officer