Form 10-Q
period 1999-09-30
CHYRON CORP
filed 1999-11-12
CIK 20232

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended September 30, 1999
Commission File Number 1-9014
Chyron Corporation
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)
5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)
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

Common Stock $.01 Par Value - 32,088,039 as of

November 9, 1999

This document consists of 16 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

ASSETS
	(Unaudited) September 30, 1999	December 31, 1998
Current assets:
Cash and cash equivalents	$ 2,817	$ 1,585
Accounts receivable, net	15,621	18,396
Inventories, net	14,241	19,378
Deferred tax assets		4,726
Prepaid expenses and other current assets	2,448	1,982
Total current assets	35,127	46,067

Property and equipment	11,486	12,545
Excess of purchase price over net tangible assets acquired	4,699	5,104
Investments	1,286	2,286
Software development costs	2,231	4,458
Deferred tax assets		8,343
Other assets	4,722	4,313
TOTAL ASSETS	$59,551	$83,116

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,977	$14,136
Current portion of long-term debt	528	1,512
Capital lease obligations	462	383
Total current liabilities	13,967	16,031

Long-term debt	19,777	13,486
Capital lease obligations	459	515
Other liabilities	3,722	3,314
Total liabilities	37,925	33,346

Commitments and contingencies

Shareholders' equity:
Preferred stock: par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock: par value $.01
Authorized - 150,000,000 shares
Issued and outstanding -
32,088,033 at September 30, 1999 and 32,058,020 at December 31, 1998	321	321
Additional paid-in capital	44,073	44,021
Accumulated deficit/retained earnings	(23,212)	4,790
Accumulated other comprehensive income	444	638
Total shareholders' equity	21,626	49,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,551	$83,116

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(In thousands except per share amounts)

(Unaudited)
	1999	1998

Net sales	$16,756	$22,062
Cost of products sold	8,650	11,612
Gross profit	8,106	10,450

Operating expenses:
Selling, general and administrative	6,946	7,268
Research and development	1,898	2,599

Total operating expenses	8,844	9,867
Operating (loss) income	(738)	583
Gain on sale of Trilogy Broadcast, Limited		1,194
Interest and other expense, net	(236)	(569)
(Loss) income before provision for income taxes	(974)	1,208
Benefit for income taxes		(113)
Net (loss) income	$ (974)	$ 1,321
Net (loss) income per common share - basic and diluted	$ (.03)	$ .04
Weighted average shares used in computing net (loss) income per common share - basic and diluted	32,087	32,072

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(In thousands except per share amounts)

(Unaudited)
	1999	1998

Net sales	$47,953	$64,683
Cost of products sold	27,936	33,831
Gross profit	20,017	30,852

Operating expenses:
Selling, general and administrative	21,586	23,953
Research and development	5,737	7,615
Restructuring and other nonrecurring charges	6,681	3,979

Total operating expenses	34,004	35,547
Operating loss	(13,987)	(4,695)
Gain on sale of Trilogy Broadcast, Limited		1,194
Interest and other expense, net	(765)	(1,405)
Loss before provision for income taxes	(14,752)	(4,906)
Provision (benefit) for income taxes	13,250	(1,429)
Net loss	$(28,002)	$(3,477)
Net loss per common share - basic and diluted	$ (.87)	$ (.11)
Weighted average shares used in computing net loss per common share - basic and diluted	32,083	32,072

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

(In thousands)

(Unaudited)
	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(28,002)	$(3,477)
Adjustments to reconcile net loss to net cash from operating activities:
Gain on sale of Trilogy Broadcast, Limited		(1,194)
Restructuring and other nonrecurring charges	6,283	3,370
Depreciation and amortization	3,802	3,897
Deferred income tax (benefit)	13,334	(1,539)
Changes in operating assets and liabilities:
Accounts receivable	2,652	3,608
Inventories	3,556	5,665
Prepaid expenses and other assets	(885)	(85)
Accounts payable and accrued expenses	(1,944)	(3,521)
Other liabilities	191	60
Net cash (used in) provided by operating activities	(1,013)	6,784

CASH FLOWS FROM INVESTING ACTIVITIES
Gross proceeds from sale of Trilogy Broadcast, Limited		2,746
Acquisitions of property and equipment	(266)	(1,793)
Capitalized software development	(2,519)	(2,474)
Net cash used in investing activities	(2,785)	(1,521)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydown of expiring credit facility	(8,493)
Net proceeds from new credit facility	8,688
Payments of term loan	(500)	(3,000)
Payments on revolving credit agreements, net	(839)	(2,116)
Proceeds from issuance of convertible debt	6,611
Payments of capital lease obligations	(440)	(260)
Net cash provided by (used in) financing activities	5,027	(5,376)

Effect of foreign currency rate fluctuations on cash and cash equivalents	3	2
Change in cash and cash equivalents	1,232	(111)
Cash and cash equivalents at beginning of period	1,585	2,968
Cash and cash equivalents at end of period	$ 2,817	$ 2,857

Non-cash investing and financing activities:

On August 19, 1998, the Company sold Trilogy Broadcast, Limited. The proceeds included cash and an interest bearing note for 300,000 British Pounds Sterling. The Company retained a 19% interest in the newly formed Company.

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 1999 and the consolidated results of its operations and its cash flows for the periods ended September 30, 1999 and 1998. The results of operations for such interim periods are not nec cative of the results that may be expected for the year ending December 31, 1999. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December December 31, 1998 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 1998 financial statements to conform to the 1999 method of presentation.

2. ACCOUNTS RECEIVABLE

Accounts receivable is stated net of an allowance for doubtful accounts of $3,471,000 and $3,881,000 at September 30, 1999 and December 31, 1998, respectively.

3. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	September 30, 1999	December 31, 1998

Finished goods	$ 6,269	$ 7,266
Work-in-process	2,058	3,048
Raw material	5,914	9,064
	$14,241	$19,378

4. LONG-TERM DEBT

During the third quarter of 1999, the Company raised $6.5 million through the issuance of 8% subordinated convertible debentures due December 31, 2003, to certain of its existing shareholders, some of whom are directors of the Company. The debentures are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1 5/8 per share. The debentures may be redeemed by the Company, commencing one year from issue date, f o al to the principal and accrued but unpaid interest at the redemption date. Interest is payable quarterly. Interest may be paid in the form of additional debentures until July 15, 2001. These funds will be used to build the restructured operations and to fund research and development, particularly for certain Internet initiatives. The notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the reg uirements. In addition, in order for the debentures purchased by funds managed by Weiss Peck & Greer LLC to be converted into shares of common stock, under the rules of the New York Stock Exchange, shareholder approval is required. In the event that shareholder approval is not given, the debentures owned by such funds will not be convertible. The Company intends to seek such shareholder approval.

5. RESTRUCTURING AND OTHER NONRECURRING CHARGES

The delay in the rollout of HDTV by broadcasters and their reluctance to purchase analog equipment has significantly impacted the Company's ability to achieve desired levels of operating results. To weather this difficult time and to better position itself for the future, the Company has critically evaluated its product lines and its position in the industry. The results of this evaluation are a more focused strategy on products that serve a broader spectrum of delivery option mination of certain non-producing products which will allow the Company to be in a better position to remain competitive through the difficult times facing the industry. During the second quarter of 1999, the Company recorded nonrecurring charges totaling $6.7 million, of which $5.0 million was directly related to this change in strategy. These primarily non-cash restructuring and nonrecurring charges included the write-down of certain capitalized software of $3.6 million, inventory write-downs due to chang strategy of $1.0 million, severance costs of $0.4 million resulting from staff reductions, the write-down of $1 million of an equity investment and other charges related to an adjustment to deferred maintenance revenue totaling $0.7 million. The only component of the charge that required a cash outlay was severance paid to employees of approximately $0.4 million. Operating costs in the third quarter of 1999 were reduced by approximately $0.8 million as a result of the restructuring.

6. INCOME TAXES

In the second quarter of 1999, the Company established a full valuation allowance of $14 million against its net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realization of these assets to warran shment of the allowance.

7. NYSE CONTINUED LISTING STATUS

In late August 1999, the Company received a notice from the New York Stock Exchange ("NYSE") indicating that it does not currently meet the new continued listing standards issued in July 1999. The new criteria revised and raised the minimum requirement of stockholder's equity to $50 million from $12 million of net tangible assets and global market capitalization to $50 million from $12 million. Companies below these levels must submit a business plan to the NYSE demonstrating ny anticipates meeting the new standards within an eighteen month period. On October 14, 1999 the Company submitted its plan to the NYSE and is currently awaiting the NYSE decision regarding acceptance of the plan which is expected on or about November 30, 1999. An acceptance of the plan will allow the Company to continue to list its common stock on the NYSE.

8. SEGMENT INFORMATION

Chyron's businesses are organized, managed and internally reported as two segments. The segments, which are based on differences in products and technologies, are Graphics Products and Media Management Systems. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 1998. The Company is an rganization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.

Business Segment Information (In thousands)
	Graphics	Media Management
Three months ended September 30, 1999
Net sales	$ 8,361	$ 8,395
Operating loss	(507)	(231)
Depreciation and amortization	395	736

Three months ended September 30, 1998
Net sales	9,960	12,102
Operating profit	274	309
Depreciation and amortization	599	2,001

September 30, 1999
Identifiable assets	23,166	36,385

Geographic Areas
	United States	Europe	Other
Three months ended September 30, 1999
Net sales	$ 10,129	$ 6,299	$ 328
Operating profit (loss)	141	(835)	(44)

Three months ended September 30, 1998
Net sales	13,711	8,176	175
Operating profit	468	113	2

September 30, 1999
Identifiable assets	26,167	33,324	60

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the s he Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer accep and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, ability to maintain its NYSE listing, expansion into new mar Company's ability to successfully implement its acquisition and strategic alliance strategy.

Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

Comparison of the Three and Nine Months Ended September 30, 1999 and 1998

Sales for the quarter ended September 30, 1999 were $16.8 million, a decrease of $5.3 million, or 24%, over the $22.1 million reported for the third quarter of 1998. Sales for the nine months ended September 30, 1999 were $48.0 million, a decrease of $16.7 million, or 26%, over the $64.7 million reported for the first nine months of 1998. The decrease in both the three and nine month levels of sales resulted from the lower volume of U.S. and international graphics and Pro-Bel resulting from the industry-wide softness in equipment purchases by broadcasters, primarily as a result of the delay in the rollout of HDTV and their reluctance to purchase analog equipment. Sales in international markets have also been lower in 1999 than 1998 primarily due to weak economic conditions in Eastern Europe and Asia. Like their American counterparts, many international broadcasters have postponed purchases of equipment. Sales in the nine month period of 1999 were also impacted by the loss of $3 evenues associated with the Trilogy division which was sold in August 1998.

Gross margins as a percentage of sales increased to 48.4% in the third quarter of 1999 versus 47.4% in the third quarter of 1998. Gross margins as a percentage of sales decreased to 41.7% for the nine month period in 1999 versus 47.7% for the nine month period in 1998. The improvement in the quarterly margins results from improved margins on Pro-Bel hardware products that have been redesigned, greater absorption of graphics overhead costs resulting from the improved levels of volume a facturing costs resulting from the restructuring in Q2 1999. The margins in the nine month period of 1999 were not as favorable as the comparable margins in 1998 primarily due to the inventory write-downs taken in the second quarter of 1999, as well as product mix.

Selling, general and administrative (SG&A) expenses decreased by $0.32 million or 4%, to $6.9 million in the quarter ended September 30, 1999 compared to $7.3 million for the third quarter of 1998. SG&A expenses decreased by $2.4 million, or 10.0%, to $21.6 million in the first nine months of 1999 compared to $24.0 million for the first nine months of 1998. SG&A expenses in both the three and nine month periods were lower due to the elimination of operating costs as the Trilogy and Concerto divisions and the reduced level of expenses as a result of the restructuring that occurred in the second quarter of 1999.

Gross research and development (R&D) costs decreased by $0.7 million during the third quarter of 1999 as compared to the same period in 1998. Gross R&D costs decreased during the first nine months of 1999 compared to the same period in 1998 by $1.9 million. The decreases in both the three and nine month levels of R&D expenses are directly related to the elimination of costs associated with the Trilogy and Concerto divisions and the expense reduction that resulted from the r 1999 restructuring. The expense reduction in the three month period was offset somewhat by the additional effort associated with product enhancements that were demonstrated at the IBC Show in Amsterdam in September 1999.

In the second quarter, the Company adopted a more focused strategy on products that serve a broader spectrum of delivery options and eliminated certain non-producing products. Consequently, included in the results for the nine months ended September 30, 1999 were nonrecurring charges totaling $6.7 million, of which $5.0 million was directly related to this change in strategy. These primarily non-cash restructuring and nonrecurring charges included the write-down of certain capitalized ventory write-downs due to changes in product strategy, severance costs resulting from staff reductions and the write-down of an equity investment. The only component of the charge that required a cash outlay was severance of approximately $0.4 million. Operating costs in the third quarter of 1999 were reduced by approximately $0.8 million as a result of the restructuring.

During the nine months ended September 30, 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for television broadcast, cable and post production industries. This product line restructuring included the sale of Trilogy; the modification of the Company's investment in RT-SET; the reorganization of Chyron's sales and marketing organization; and the f the Concerto Division. As a result, the Company recorded restructuring and other nonrecurring charges of $3,979,000 during the second quarter of 1998.

During the nine months ended September 30, 1998, the Company completed the sale of Trilogy to its management. This transaction resulted in an overall gain of approximately $1.2 million.

Interest and other expense, net, decreased by $0.33 million in the third quarter of 1999 as compared to the second quarter of 1998. There was also a decrease of $.64 million in the nine month net expense in 1999 as compared to 1998. These decreases are primarily due to foreign exchange gains included in the three and nine months periods ending September 30, 1999 as a result of favorable rates between the U.S. dollar and the British pound sterling. Interest expense during the nine mont d September 30, 1999 also declined primarily as a result of lower average borrowings.

In the second quarter of 1999, the Company established a full valuation of $14 million against its net deferred tax assets. Consequently, in the third quarter of 1999, based on management's assessment of the ultimate realization of such assets, no additional tax benefit was recorded. The Company recorded a tax benefit of $113,000 for the quarter ended September 30, 1998. This is primarily due to a foreign tax loss resulting from an overall reduced gain on the sale of Trilogy and the t r taxable transactions. The Company's effective tax (benefit) rate was 29% for the nine month period ended September 30, 1998. This rate, which is lower than the U.S. statutory rate, reflects the benefit recorded in the third quarter of 1998 discussed above and the effects of foreign income (losses) taxed at lower rates.

Liquidity and Capital Resources

At September 30, 1999, the Company had cash on hand of $2.8 million and working capital of $21.2 million.

As set forth in the Consolidated Statements of Cash Flows, the Company used $1 million in cash from operations during the nine months ended September 30, 1999 as compared to generating $6.8 million in cash for the comparable 1998 period. The reduction in cash flows from operations is principally due to the realization of the cumulative net loss. Cash receipts were also reduced in the 1999 nine month period as compared to 1998 due to the lower sales volume. Inventory levels decreased i s from their respective year end balances. These reductions are driven by a greater effort toward managing inventory. Corresponding levels of accounts payable were also reduced primarily as a result of the reduced inventory levels.

During the third quarter of 1999, the Company raised $6.5 million through the issuance of 8% subordinated convertible debentures due December 31, 2003, to certain of its existing shareholders, some of whom are directors of the Company. The debentures are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1 5/8 per share. The debentures may be redeemed by the Company, commencing one year from issue date, for a pric e principal and accrued but unpaid interest at the redemption date. Interest is payable quarterly. Interest may be paid in the form of additional debentures until July 15, 2001. These funds will be used to build the restructured operations and to fund research and development, particularly for certain Internet initiatives. The notes have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registratio s. In addition, in order for the debentures purchased by funds managed by Weiss Peck & Greer LLC to be converted into shares of common stock, under the rules of the NYSE, shareholder approval is required. In the event that shareholder approval is not given, the debentures owned by such funds will not be convertible. The Company intends to seek such shareholder approval.

On March 29, 1999, the Company entered into a new $12 million credit facility which expires March 31, 2002. Under this facility, the Company borrowed $2 million in the form of a term loan and can obtain revolving credit loans based on its eligible accounts receivable and inventory for the balance of the facility. Total borrowings at closing were $8.7 million. These borrowings were used primarily to pay down the outstanding balance under the expiring credit facility of $8.5 million, in million outstanding on a term loan.

The term loan requires no principal payments through September 30, 1999, $25,000 per month for the period October 1, 1999 through September 30, 2000, $75,000 per month for the period October 1, 2000 through September 30, 2001 and $133,333 per month from October 1, 2001 through March 31, 2002. Interest is payable monthly at LIBOR plus 1.875% (6.03% at September 30, 1999), or at a rate based on Prime. The Company must pay a monthly commitment fee equal to one half of 1% per annum on the portion of the facility.

The Year 2000

The Company has taken actions to ensure that its products, internal systems and procedures are Year 2000 Compliant. To this end, the Company established a plan to assess the Year 2000 impact in order to minimize any interruption of its operations or its ability to serve its customers. The Company also established a Year 2000 Committee whose members include senior management and functional area leaders.

The Company structured its plan to address internal systems, infrastructure, facilities, suppliers and vendors as well as products and services. In this regard, the Company has completed the assessment of its critical internal information technology (IT) and non-IT systems and has determined that it needs to replace a portion of its business system in the UK. The Company believes that this replacement of existing software will enable the Company to operate effectively after December 3 Company has also completed its product review and is engaged in remediation efforts, where appropriate, including upgrading and retiring of systems and components, which is expected to continue through the fourth quarter of 1999. All products being shipped currently have been extensively tested and found to be compliant. The Company has surveyed vendors and suppliers and is reviewing their remediation efforts to ensure uninterrupted operations. Contingency plans will be prepared, as needed, during the remai ear. The Company is primarily utilizing internal resources in its efforts and the associated costs are being expensed as incurred. Total costs are expected to be less than $0.5 million.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended September 30, 1999 and 1998, sales to foreign customers were 40% and 38% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended September 1998 was a gain of $77,000 and a loss of $153,000, respectively. Foreign currency hedging activity is not material to the Company's consolidated financial position, results of operations, or its cash flow.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

(27) Financial Data Schedule

ITEM 6(b). Reports on Form 8-K

The Company did not file any current reports on Form 8-K during its fiscal quarter ended September 30, 1999.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

November 12, 1999	/s/ Roger Henderson
(Date)	Roger Henderson
President and Chief Executive Officer

November 12, 1999	/s/ Dawn Johnston
(Date)	Dawn Johnston
Senior Vice President and Chief Financial Officer