Form 10-K
period 1999-12-31
CHYRON CORP
filed 2000-03-09
CIK 20232

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1999

Commission File Number 1-9014

CHYRON CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code (631) 845-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

YES X NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the Company on March 1, 2000 was $59,823,555 The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 1, 2000 was 32,115,687.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 24, 2000 are incorporated by reference into Part III.

Exhibit index is located on page 49

This document consists of 53 pages

From time to time, including in this Annual Report on Form 10-K, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, ability to maintain its NYSE listing, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy.

PART I

ITEM 1. BUSINESS

General Information Regarding the Company

Chyron Corporation ("Chyron" or the "Company") was incorporated under the laws of the State of New York on April 8, 1966 under the name The Computer Exchange, Inc., which was changed to the present name on November 28, 1975. On April 12, 1996, Chyron acquired Pro-Bel Limited ("Pro-Bel"). The Company's principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and its telephone number is (631) 845-2000. Its executive offices in the United Kingdom are located at Danehill, Lower Earley, Reading, Berkshire RG6 4PB and its telephone number is 44-118-986-6123.

The Company develops, manufactures, markets and supports a broad range of equipment, software and systems that facilitate the production and enhance the presentation of live and pre-recorded video, audio and other data. The Company's products enable users to (i) create and manipulate text, logos and other graphic images using special effects such as 3D transforming, compositing and painting; (ii) manage, monitor and distribute video, audio and other data signals; and (iii) control edit processes and automate broadcast equipment. The worldwide market for equipment, software and systems used in the production and presentation of video and audio content encompasses major television networks, cable television broadcasters, direct to home satellite program distributors, production companies and post-production houses, as well as organizations and individuals creating materials such as corporate and specialized video and audio presentations. The Company has recently expanded its efforts to create products and services that will address the growing new media and Internet marketplace.

Industry Transition to Digital Standards

In October 1996, the Federal Communications Commission ("FCC") adopted a rule that requires broadcasters to utilize digital advanced television transmission. This ruling requires broadcasters to adopt one of eighteen formats deemed acceptable as broadcast standards for digital television ("DTV"), as opposed to the current analog equipment, and sets a timetable for the adoption of DTV.

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

Products

The Company offers a broad range of products that address the needs of the video and audio production, post-production and distribution markets. In addition, the Company is extending its product range to address the Internet market. The convergence of traditional media and the Internet is providing opportunities for the Company to develop new products and services to address customers' needs in the e-commerce, security and streaming media markets.

The Company's line of high performance graphics systems are used by many of the world's leading broadcast stations to display news flashes, election results, sports scores, stock market quotations, programming notes and weather information. The Company's signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites. The Company's line of control and automation systems are used to automate the steps used in the management, editing and distribution of video and audio content. In the area of new media, the Company currently has an arrangement with Microsoft Corporation for the development of interactive graphics products. In addition, an Internet coder has recently been launched that will enable companies to encode video and audio on the Internet.

New Media and Internet

Clarinet: Clarinet is a broadcast-compliant streaming media coder used to encode video and audio for use on the Internet. Clarinet provides a simple solution for applications such as webcasting a broadcast station's output or an on-line corporate briefing for shareholders. Available in a number of configurations, Clarinet has dual power supplies with internal cooling and an integral liquid crystal display ("LCD") screen for set-up, monitoring and status information, all in a 2U rack-mounted frame. For optimum audio quality, the Pro-Bel digital audio signal processing module incorporates a moveable sharp low-pass filter that reduces the effects of aliasing. It also features automatic compression and limits the dynamic range of the audio to eliminate the need for external signal equalization. Clarinet's LCD screen also displays useful navigational information including Internet Service Provider ("ISP") target address, streaming rate and basic digital signal processing parameters. Along with broadcast-compliant inputs, Clarinet accepts professional phono connections and can be used with a VGA and keyboard for live event confidence monitoring. A simple HTML set-up wizard is supplied for effortless system configuration. Remote control facilities also enable security and monitoring applications.

Graphic Systems

DuetJ and Duet HD: Duet/Duet HD is a real-time 2D/3D serial digital video graphics processing platform that integrates open standards, a Windows NT7 front end, and provides real-time performance for a variety of television graphics applications. Configurable as digital standard definition or digital HDTV, it is the most significant new graphics product introduction from Chyron since the iNFiNiT!7 nine years ago, representing the next generation of video graphics engines. Currently shipped with LyricJ graphics composition application, Duet HD offers the first ever serial digital high definition character generator capability. Lyric provides full text, graphics and object oriented animation capabilities in a Windows NT application. Lyric may be used on-line for real-time applications when installed on Chyron Duet hardware or off-line for composition and preview purposes when installed on standard PCs. New features of Lyric 1.1, released in 1999, include iNFiNiT! file import, Aprisa7 Still Store import and export, live video capture, animation of independent characters, multiple edge support for 2D fonts, control of external devices via GPIs and control of DDRs and VTRs via BVW-75 protocol, grid alignment functions, clocks and timers, and indexed fonts. Lyric is a fast and easy-to-use package, with familiar features such as preference menus, undo/re-do and spell-checking. Import of numerous formats are supported, including True Type7 fonts, TIFF and TGA bitmaps as well as iNFiNiT! messages, making Lyric a universal graphics tool.

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

iNFiNiT! Family of Graphics and Character Generators: Chyron's family of iNFiNiT! products has long been the standard for broadcast quality character generators. Largely due to the iNFiNiT! family line, Chyron believes that it has a 60-70% share of the installed base of the high-end broadcast character generator market in the U.S.

The flagship iNFiNiT! is a dual-user graphics workstation with one to three output channels, each with a dedicated key signal. MAX!>7 is a single-user graphics system with one or two separate video and key channels. MAXINE!7 is a single channel/single-user character generator. MAX!> and MAXINE! have similar feature sets and effective resolution as the iNFiNiT!. All systems can be configured with analog or digital outputs. WiNFiNiT!, an optional PC-based graphical user interface, utilizes the Microsoft Windows7 95 or Windows NT operating systems. In 1998, CLYPS, a live video/key capture/playback system, was launched. Files are stored in JPEG format on a SCSI express drive, eliminating the need for external playback devices. Version 11.0 software, released in 1999, features Dynamic Graph Drawing, allowing real-time up-to-the-second display of graphs drawn via data embedded in commands from Chyron's Intelligent Interface7 remote control. Up to 50 graphs can be drawn in a single display. An ideal tool for financial or other statistical reporting, Dynamic Graph Drawing provides strong visuals to enhance coverage. Also new to Version 11.00 is an extended networking server command set which includes extended listing, enhanced interaction with Chyron's Aprisa, Liberty7 and other systems, and the ability to interact with off-the-shelf applications such as Microsoft7 Internet Explorer, Netscape Communications Corporation Netscape Navigator7 and GlobalSCAPE CuteFTPJ.

Other options include TransformJ animation, Intelligent Interface remote control, iNFiNiT! Third Channel Output option, MAXINE! Preview, IMAGESTOR! still store and various paint and composition packages.

Chyron Aprisa Still Store Systems: The Chyron Aprisa 100 is a Windows NT based family of still and clip store systems. Providing sophisticated database functions, the Chyron Aprisa 100 allows play list creation and playback with effects, search, sort and editing. Options include the Aprisa 200 Digital Disk Recorder and the Aprisa 300 Video Replay System (advanced playback capability). The latest addition to the Chyron Aprisa family is the Aprisa 250 Integrated Clip/Still Store, providing the combined functionality of a 90-minute, dual-stream digital disk recorder and a single channel Aprisa 100 Still Store in one chassis. This combo offers an affordable and feature-packed solution for delivering animated on-air graphics.

Compact Graphics and Character Generators: The Company's compact character generators, sold under the CODI7 and PC-CODI names, provide real-time text, titling and logo generation which are used for broadcasting time, temperature, weather warnings, sports statistics, scoreboards, news updates and financial information. CODI products may operate through touch screens for real-time on-screen drawing. They can work with standard computer platforms regardless of operating system or system performance.

Liberty Paint and Animation: Chyron's Liberty family of paint and animation tools provides resolution-independent, non-linear, digital image processing for creating, editing and compositing special visual effects in an on-line, real-time environment. Liberty was used to create award-winning CNN graphics and special effects in major feature films, including Batman and Robin, Independence Day, Casino, Broken Arrow and Godzilla. Liberty products operate on various Silicon Graphics workstations as well as the Windows NT platform, and support all popular file formats. Liberty offers a menu of video graphic creation tools, such as painting, compositing, morphing, titling, 3D transforming, layering, coloring, cycle animation, rotoscoping and cell animation. In 1998, three new versions of Liberty were introduced: Liberty 6.5, running on the SGI7 platform; Liberty NT, running on the Windows NT platform, providing Liberty graphics power previously available only on more expensive SGI workstations; and Liberty HDTV, a full-featured serial digital high definition graphics and animation system. In December 1999, Liberty 7.0 was released. In this version of Liberty software, support has been added for operation on Chyron's Duet hardware, including single-frame and real-time Video Show, and for operation on SGI's Visual NT Workstation, including integrated Video I/O. Support has also been added for SCSI DDR interfaces for Liberty NT: Sierra's next-generation HDTV DDR under IRIX7; Medea's newly introduced VideoRaid RT; and Chyron's Aprisa DDR.

Media Management - Signal Management Systems

Pro-Bel Routing Switchers and Controllers: Under the Pro-Bel name, the Company provides a complete range of control solutions for matrix systems which process and distribute multimedia signals.

Eclipse: An expandable digital video routing switcher. Provides a high performance, cost effective and compact switcher with dual outputs, redundant power supply units and controllers.

XD: The XD series of digital routing switchers are large-scale routing systems that can produce high-performance signal distribution across a wide spectrum of applications.

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

System 3J and Procion7 Controllers: System 3 provides a push button control panel which can utilize simple signal matrix solutions and multi-matrix installations with integrated tie-line management. Procion offers a range of IBM PC/Windows touch screen control systems which are easy to use and configure. System 3 and Procion can be integrated with each other and with Pro-Bel routing systems for maximum flexibility.

Digital Master Control Switchers - TX 320 and TX 310: Compact and cost effective, these switchers process serial digital video and digital analog or embedded audio inputs. For sophisticated transitions, an optional 3D DVE may be added. TX Series master control switchers provide unique built-in integration with Pro-Bel Compass/Sextant automation and maximum flexibility, where one panel can control many channels, or a number of panels can share channels. With its multi channel capability, the TX Series panels can control HDTV channels along side standard definition digital channels, permitting a seamless migration to high definition operation.

Media Management - Control and Automation Systems

Asset Management - MAPPJ: Pro-Bel has developed a suite of products which are designed to process video, audio and related data signals, integrating with Pro-Bel automation for signal playout. MAPP is a Windows7 based, video server management and control system. MAPP provides facilities the ability to record, track, cache and replay broadcast material according to a user-defined schedule. MAPP easily interfaces with disk based video servers manufactured by many different vendors. Recent product introductions include:

Pro-Bel MAPPJ WAN Manager: A first from Pro-Bel, providing automatic transport of video server media between remote sites via Wide Area Networks.

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

Automation Compass and Sextant: Each provides comprehensive station automation for single and multi-channel operations, with Compass controlling a larger number of devices including large cart machines. Sextant can be upgraded to Compass functionality. Unique real-time hardware platform with redundant controllers and power supplies provides reliability. Users edit schedules and interface to traffic systems via standard NT workstations that provide familiar and intuitive operation. Extensive use of icons and graphical techniques provide readable schedules with at-a-glance status.

Marketing and Sales

The Company markets its products and systems to traditional broadcast, production and post-production facilities, government agencies, educational institutions and telecommunications and corporate customers.

In order to maintain and increase awareness of its products, the Company displays its products at the major domestic and international trade shows of the broadcast and computer graphics industries. In the United States, the Company exhibits at the National Association of Broadcasters (NAB) and Society of Motion Picture and Television Engineers (SMPTE) conventions. It also exhibits at the International Broadcasters Convention (IBC) in Europe. The Company uses direct-mail campaigns and places advertisements in broadcast, post-production and computer industry publications.

Sales of the Company's products in the United States and the United Kingdom are made through Company direct sales personnel, dealers, independent representatives, systems integrators and OEMs. Direct sales, marketing and product specialists serving these markets act as links between the customer and the Company's development teams.

Sales of the Company's products outside of the United States and United Kingdom are made through dealers and sales representatives covering specific territories. The Company maintains sales offices in Hong Kong, China and Paris, France in an effort to increase foreign sales. In some territories, dealers sell products from all of the Company's product categories; in other territories, dealers handle only specific products.

Service, Support and Training

The Company offers comprehensive technical service, support and training to its customers through 24 hours per day, seven days per week access to trained service and support professionals.

Training courses are available through the Company and range in length from a few days to a few weeks and consist of a mix of classroom discussions and hands-on training. The Company offers training courses for many of its products at its Melville (New York) headquarters and its Reading (United Kingdom) and Atlanta (Georgia) centers. The Company also conducts on-site training. Installation assistance, hardware and software maintenance contracts and spare parts are made available by the Company. The Company believes support contracts and a responsive spare parts supply service facilitate customer satisfaction. Service is provided both domestically and internationally by the Company or its appointed dealers and representatives. The Company also provides sales and service support to its dealers from time to time. The Company provides warranties on all of its products ranging from ninety days to three years.

Research and Development

The Company's research and product development, conducted in Melville, New York, Reading, United Kingdom and Cupertino, California, is focused on the continued enhancement of its existing products and the development of new ones. Recent efforts have focused on products and services to serve the new media and Internet marketplace. Product development efforts also include both graphic products and routers and switchers which will comply with the FCC ruling of October 1996. The Company believes this ruling will affect the broadcast industry across the next decade and beyond, specifically the adoption of digital television. Historically, the Company has focused its efforts toward the development of complete systems rather than of either hardware or software standing alone.

During 1999, 1998 and 1997, the Company expensed approximately $7.3 million, $9.5 million and $6.8 million, respectively, for research and development. Such amounts were net of amounts capitalized with respect to software development costs incurred in connection with the development of new products and the modification and enhancement of existing products.

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

Competition

The markets for graphics imaging, editing and animation systems, signal routing systems and media storage systems are highly competitive and are characterized by rapid technological change and evolving industry standards. Rapid obsolescence of products, frequent development of new products and significant price erosion are all features of the industry in which the Company operates. The FCC's recent ruling requiring broadcasters to utilize DTV transmission beginning in 1998 will require large future capital expenditures by the broadcast industry. Management recognizes this as an opportunity for the Company in the market place, but, as a result, the Company also anticipates increased competition from both existing companies and new market entrants. The Company is currently aware of several major and a number of smaller competitors. In the graphics area, the Company believes its primary competitors are Aston Electronic Designs Limited, Pixel Power, Pinnacle Systems Inc., Quantel Inc. and Accom. In the signal management area, the Company believes its primary competitors are nVision, Leitch Incorporated, Philips Electronics N.V., Sony Corporation and Grass Valley Group. In the control and automation area, the Company believes its primary competitors are Drake, Louth Automation, Philips Electronics N.V., Sony Corporation and Omnibus. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, certain product categories and market segments, on a region-by-region basis, in which the Company does or may compete, are dominated by certain vendors.

Employees

As of December 31, 1999, the Company employed 312 persons on a full-time basis, including 56 in sales and marketing, 98 in manufacturing and testing, 42 in customer support, service and training, 45 in finance and administration and 71 in research and development. None of these employees are represented by a labor union.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 1999, there were no matters submitted to a vote of the Chyron shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

Chyron's common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CHY". The approximate number of holders of record of the Company's common stock at March 1, 2000 was 5,400.

The following table sets forth the high and low reported sales price for the Company's common stock:

Price Range of Common Stock
	High	Low
Year ended December 31, 1999
Fourth quarter	$4.250	$0.656
Third quarter	1.938	1.125
Second quarter	3.125	1.438
First quarter	2.750	1.500

Year ended December 31, 1998
Fourth quarter	$3.000	$1.250
Third quarter	3.625	1.625
Second quarter	4.938	3.125
First quarter	4.813	3.125

On March 1, 2000, the closing price of the Company's common stock as reported on the NYSE was $4 3/16.

In August 1999, the Company received a notice from the NYSE indicating that it did not currently meet the new continued listing standards issued in late July 1999. The new criteria revised and raised the minimum requirement of stockholders' equity to $50 million from $12 million of net tangible assets and global market capitalization to $50 million from $12 million. Companies below these levels must submit a business plan to the NYSE demonstrating how the Company anticipates meeting the new standards within an eighteen month period. The Company submitted its plan to the NYSE and received approval on December 28, 1999. The Company will be working closely with the NYSE over the next eighteen months as the exchange monitors the Company's compliance with the plan on a quarterly basis.

The Company has not declared or paid any cash dividend since November 27, 1989. The Company currently plans to retain its future earnings, if any, for use in the operation and expansion of its business and does not anticipate paying cash dividends on the common stock in the foreseeable future. In connection with the Company's term loan and revolving credit facility, the Company is prohibited from paying dividends in excess of 25% of its net income in any fiscal year.

During late 1998 and 1999 the Company raised $7.7 million through the issuance of 8% subordinated convertible debentures, due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A debentures, totaling $1.2 million, are convertible, at any time, at the option of the holders thereof, into Common Stock of the Company at a conversion price of $2.466 per share (which is equal to 120% of the average of the closing selling prices of the Common Stock for the 90 trading days immediately preceding the issue date of the debentures). The Series A debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date. The net proceeds from the sale of the debentures were used for general working capital purposes.

The Series B debentures, totaling $6.5 million, are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. The Series B debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest, which is payable quarterly, may be paid in the form of additional debentures until July 15, 2001. Through December 31, 1999, approximately $0.2 million of interest was paid in the form of additional debentures issued by the Company. These funds are being used to build the Company's restructured operations and to fund research and development, particularly for certain Internet initiatives.

The debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In addition, in order for the debentures purchased by funds managed by Weiss Peck & Greer LLC to be converted into shares of common stock, under the rules of the New York Stock Exchange, shareholder approval is required. In the event that shareholder approval is not given, the debentures owned by such funds will not be convertible. The Company intends to seek such shareholder approval. The sales of the debentures were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of the Company's knowledge, the purchasers of the debentures acquired them for their own accounts, and not with a view to any distribution thereof.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, all of which are contained in this Annual Report on Form 10-K.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	1999	1998	1997	1996(1)	1995
Statement of Operations Data:
Net sales	$60,709	$83,710	$86,774	$82,608	$53,971
Gross profit	26,058	39,460	39,830	42,667	31,225
Operating expenses:
Selling, general and administrative	28,166	31,420	29,662	22,349	17,066
Research and development	7,315	9,537	6,822	5,253	4,105
Non-recurring charges	6,681	3,979	3,082
Management fee					2,911
West Coast restructuring recapture					(1,339)
Total operating expenses	42,162	44,936	39,566	27,602	22,743
Operating (loss) income	(16,104)	(5,476)	264	15,065	8,482
Gain on sale of investments	541	1,194
Interest and other expense, net	(1,272)	(1,786)	(1,242)	(1,666)	(536)
Net (loss) income	(29,784)	(4,447)	(760)	8,654	7,476
Net (loss) income per common share (2) (3)-
Basic	$ (.93)	$ (.14)	$ (.02)	$ .27	$ .26
Diluted	$ (.93)	$ (.14)	$ (.02)	$ .27	$ .25
Weighted average number of common shares outstanding (2) (3) -
Basic	32,084	32,058	32,538	31,825	29,379
Diluted	32,084	32,058	32,538	32,327	30,382

	As of December 31,
	1999	1998	1997	1996(1)	1995
Balance Sheet Data:
Cash and cash equivalents	$ 5,453	$1,585	$2,968	$4,555	$5,012
Working capital	17,761	30,036	38,955	45,362	28,221
Total assets	58,381	83,116	94,080	91,403	44,332
Long-term obligations	21,622	17,315	21,959	21,226	4,911
Shareholders' equity	22,512	49,770	53,962	53,946	29,983

(1) Includes the operations of Pro-Bel since its acquisition on April 12, 1996.

(2) Adjusted to reflect the reverse stock split effected on February 7, 1997.

(3) Adjusted to reflect FASB Statement No. 128, "Earnings Per Share".

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Overview

The Company develops, manufactures, markets and supports a broad range of equipment, software and systems that facilitate the production and enhance the presentation of live and pre-recorded video, audio and other data. Recently, the Company has expanded its efforts to focus on products and services that address the new media and Internet marketplace. Clarinet, the first in the range of products employing Internet technologies, has already been purchased by the BBC and Virtue Interactive TV. In the fourth quarter of 1998 the Company delivered the first Duet HD systems, featuring Lyric software, to major broadcast and production facilities. Duet HD is a real-time, HDTV video graphics processing platform that integrates open standards, a Windows NT front-end, and provides real-time performance for a variety of television graphics applications. Chyron's family of iNFiNiT! products continues to be the standard for broadcast quality character generators. These products superimpose text, logos and other graphics onto a primary video image or create an independent image to be televised by itself. The Company expects that revenue from its current graphics and character generator systems will continue to constitute a substantial percentage of its net sales for at least the near future. The Company's Pro-Bel signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites.

Non-recurring Charges

The delay in the rollout of HDTV by broadcasters and their reluctance to purchase analog equipment has significantly impacted the Company's ability to achieve desired levels of operating results. To weather this difficult time and to better position itself for the future, the Company has critically evaluated its product lines and its position in the industry. The results of this evaluation are a more focused strategy on products that serve a broader spectrum of delivery options and the elimination of certain non-producing products which management believes will allow the Company to be in a better position to remain competitive through the difficult times facing the industry. During the second quarter of 1999, the Company recorded non-recurring charges totaling $6.7 million, of which $5.0 million was directly related to the change in strategy. These primarily non-cash restructuring and non-recurring charges include the write-down of certain capitalized software of $3.6 million, inventory write-downs due to changes in product strategy of $1.0 million, severance costs of $0.4 million resulting from staff reductions, the write-down of $1.0 million of an equity investment and other charges related to an adjustment to deferred maintenance revenue totaling $0.7 million. The only component of the charge that required a cash outlay was severance of approximately $0.4 million.

In the second quarter of 1999, the Company established a full valuation allowance of $14.1 million against its net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realization of these assets to warrant the establishment of the allowance.

Investment in RT-SET

During 1996, the Company purchased a 19% interest in RT-SET, which develops, markets and sells real time virtual studio set software and proprietary communications hardware and is located in Israel. Since then, the Company's investment was modified, by mutual agreement of the parties, to its most recent form whereby Chyron owned 336,030 shares of common stock with a book value of $1.2 million. In early November 1999, RT-SET completed an initial public offering ("IPO") on the Neurer market in Germany. In connection with the IPO, the Company sold a portion of its investment, which resulted in a net gain of approximately $0.5 million.

The remaining investment in RT-SET has been reflected in the Company's balance sheet at December 31, 1999 at fair market value of $3.6 million.

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

Net Sales. Net sales were $60.7 million in 1999, a decrease of $23.0 million, or 27%, over the $83.7 million reported in 1998. The decrease resulted from the lower volume of U.S. and international graphics and Pro-Bel product sales resulting from the industry-wide softness in equipment purchases by broadcasters, primarily as a result of the delay in the rollout of HDTV and their reluctance to purchase analog equipment. The Company believes that the later part of 1999 was also impacted by customer concerns over Y2K. Sales in international markets have also been lower in 1999 as compared to 1998 primarily due to weak economic conditions in Eastern Europe and Asia. Like their American counterparts, many international broadcasters have postponed purchases of equipment. Sales in 1999 were also impacted by the loss in revenues, which totaled $3.0 million in 1998, associated with the Trilogy division which was sold in August 1998.

Gross Profit. Gross margins as a percentage of sales decreased to 43% in 1999 versus 47% in 1998. The margins in 1999 were not as favorable as the comparable margins in 1998 primarily due to the inventory write-downs of $2.2 million taken in the second quarter of 1999 and reduced margins in the graphics business due to a lower level of absorption of overhead costs resulting from lower sales volumes. These factors were offset, to a lesser degree, by reduced material costs of mature products and improved project management.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased by $3.2 million or 10%, to $28.2 million in 1999 compared to $31.4 million in 1998. SG&A expenses in 1999 were lower due to the elimination of operating costs associated with the Trilogy and Concerto divisions and the reduced level of expenses as a result of the restructuring that occurred in the second quarter of 1999. Overall headcount in 1999 has been reduced by approximately 20%.

Research and Development Expenses. Research and development (R&D) costs decreased by $2.2 million, or 23%, during 1999 as compared to $9.5 million in 1998. The decrease in R&D expenses is directly related to the elimination of R&D efforts associated with the Trilogy and Concerto divisions, reduced material costs of new projects and reduced headcount as a result of the 1999 second quarter restructuring.

Non-recurring Charges. In the second quarter of 1999, the Company adopted a more focused strategy on products that serve a broader spectrum of delivery options and eliminated certain non-producing products. Consequently, included in the results for 1999 were non-recurring charges totaling $6.7 million, of which $5.0 million was directly related to this change in strategy. These primarily non-cash restructuring and non-recurring charges included the write-down of certain capitalized software, inventory write-downs due to changes in product strategy, severance costs resulting from staff reductions and the write-down of an equity investment.

During 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for television broadcast, cable and post production industries. This product line restructuring included the sale of Trilogy; the modification of the Company's investment in RT-SET; the reorganization of Chyron's sales and marketing organization; and the disposition of the Concerto Division. As a result, the Company recorded restructuring and other non-recurring charges of approximately $4.0 million during 1998.

Gain on Sale of Investments. In November 1999, the Company sold approximately 18% of its investment in RT-SET. This transaction resulted in a net gain of approximately $0.5 million. During 1998, the Company completed the sale of Trilogy to its management. This transaction resulted in an overall gain of approximately $1.2 million.

Interest and Other Expense, Net. Interest and other expense, net, decreased by $0.5 million in 1999 as compared to 1998. This decrease is primarily due to foreign exchange gains included in 1999 as a result of favorable rates between the U.S. dollar and the British pound sterling. This was offset, somewhat, by an increase in interest expense during 1999 due to slightly higher rates and greater average borrowings.

Provision/Benefit for Income Taxes. The Company's 1999 provision for income taxes increased by $14.6 million from the $1.6 million benefit recorded in 1998. This is primarily due to the establishment, in the second quarter, of a valuation reserve against its net deferred tax assets in the U.S. of $14.1 million.

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

Gross Profit. Gross profit decreased to $39.5 million in 1998 from $39.8 million in 1997. Gross margin as a percentage of net sales increased to 47% in 1998 from 46% in 1997. The increase in gross margin as a percentage of net sales was the result of improved margins on the sales of the Company's core products offset by greater than anticipated costs on one large customer contract. Customer service costs were included in selling, general and administrative expenses and were not material.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased 6% to $31.4 million in 1998 from $29.7 million in 1997. As a percentage of net sales, SG&A expenses increased to 38% in 1998 from 34% in 1997. The growth in overall SG&A expenses was directly related to the continued efforts to improve customer service and to focus on sales and marketing initiatives, specifically directed at supporting and growing the Pro-Bel product lines in America and the establishment of the sales office in France. Offsetting this growth was the benefit of reduced SG&A expenses related to the sale of Trilogy.

Research and Development Expenses. Research and development expenses increased 40% to $9.5 million in 1998 from $6.8 million in 1997. Increases in R&D occurred as the Company has focused its attention on new product development related to the digital and HDTV markets.

Non-recurring Charges. During the second quarter of 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for the television broadcast, cable and post production industries. This product line restructuring included the sale of Trilogy, the modification of the Company's investment in RT-SET, the reorganization of Chyron's sales and marketing organization and the disposition of the Concerto Division. As a result, the Company recorded restructuring and other non-recurring charges of $4 million during fiscal 1998.

The restructuring charge included the write-down of Concerto assets, accrued severance, legal costs and costs of disposition of such division totaling $2.9 million. Other non-recurring charges totaled $1.1 million and related to management's initiative to refocus on the Company's core products. Included in other non-recurring charges were costs related to the sales reorganization, accrued severance of $0.2 million and other miscellaneous costs of $0.3 million, all of which required cash outlays. Additional accruals were made for litigation and other legal costs.

Gain on Sale of Trilogy. In conjunction with the Company's decision to refocus its efforts on core products, the Company sold its Trilogy division, a wholly-owned subsidiary of Pro-Bel, to the management of Trilogy. This transaction was completed in August 1998 and resulted in an overall gain of approximately $1.2 million.

Interest and Other Expense, Net. Interest and other expense, net, increased 44% to $1.8 million in 1998 from $1.2 million in 1997. Included in interest and other expense, net, were gains and losses resulting from foreign exchange transactions. In fiscal 1998 an overall foreign exchange loss of $0.3 million was recognized, as opposed to a $0.4 million gain recognized in 1997. This was due primarily to the rate differential between U.S. Dollars and British Pounds Sterling (BPS) and the increased level in value and number of transactions in such currencies. This increase was offset by a decrease in interest expense due to lower average borrowings in 1998 as compared to 1997, as well as slightly lower interest rates.

Provision/Benefit for Income Taxes. The Company recognized a $1.6 million tax benefit for the twelve months ended December 31, 1998 compared to $0.2 million in 1997. The Company's effective tax benefit rate was 27% in 1998 as compared to 22% in 1997. The primary difference resulted from the effects of foreign income taxed at lower rates.

Liquidity and Capital Resources

At December 31, 1999, the Company had cash on hand of $5.4 million and working capital of $17.8 million.

As set forth in the Consolidated Statements of Cash Flows, the Company generated $1.2 million in cash from operations during 1999 as compared to generating $6.8 million in cash in 1998. The reduction in cash flows from operations is principally due to the realization of the cumulative net loss. Cash receipts were also reduced in 1999 as compared to 1998 due to the lower sales volume. Inventory levels decreased in both periods from their respective prior year end balances. These reductions are driven by a greater effort toward managing inventory. Corresponding levels of accounts payable were also reduced primarily as a result of the reduced inventory levels.

During 1999, the Company raised $6.5 million through the issuance of 8% Series B subordinated convertible debentures due December 31, 2003, to certain of its existing shareholders, some of whom are directors of the Company. The debentures are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. The debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest is payable quarterly. Interest may be paid in the form of additional debentures until July 15, 2001. Through December 31, 1999 approximately $0.2 million of interest was paid in the form of additional debentures issued by the Company. These funds are being used to build the Company's restructured operations and to fund research and development, particularly for certain Internet initiatives.

On March 29, 1999, the Company entered into a new $12 million credit facility which expires March 31, 2002. Under this facility, the Company borrowed $2 million in the form of a term loan and can obtain revolving credit loans based on its eligible accounts receivable and inventory for the balance of the facility. Total borrowings at closing were $8.7 million. These borrowings were used primarily to pay down the outstanding balance under the expiring credit facility of $8.5 million, including $0.5 million outstanding on a term loan.

The term loan required no principal payments through September 30, 1999, $25,000 per month for the period October 1, 1999 through September 30, 2000, $75,000 per month for the period October 1, 2000 through September 30, 2001 and $133,333 per month from October 1, 2001 through March 31, 2002. Interest is payable monthly at LIBOR plus 2.125% (8.23% at December 31, 1999), or at a rate based on Prime. The Company must pay a monthly commitment fee equal to one half of 1% per annum on the daily unused portion of the facility.

At December 31, 1999, the Company had operating and capital lease commitments totaling $10.3 million and $1.2 million, respectively, of which $1.4 million and $0.6 million, respectively, is payable within one year. Such lease commitments were for equipment, factory and office space and are expected to be paid out of operating cash flows of the Company.

The Company believes that it will have sufficient cash to fund its operations during 2000.

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

Industry Transition to Digital Standards

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

Quantitative and Qualitative Disclosure about Market Risk

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the years ended December 31, 1999 and 1998, sales to foreign customers were 44% and 45% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the years ended December 31, 1999 and 1998 were a gain of $319,000 and a loss of $307,000, respectively. Foreign currency hedging activity is not material to the Company's consolidated financial position, results of operations, or its cash flow.

Year 2000 Update

The Company began preparation for the Year 2000 date transition in 1998. In connection with this effort, the Company established a Year 2000 Committee whose members included senior management and functional area leaders. The Committee's objective was to establish a plan to assess the Year 2000 impact in order to minimize any interruption of its operations or its ability to serve its customers.

The Company structured its plan to address internal systems, infrastructure, facilities, suppliers and vendors as well as products and services. Contingency plans were prepared, as needed. The Company utilized internal resources in its efforts and the associated costs were expensed as incurred. Total costs associated with this effort are estimated at $0.5 million, which were funded by cash flow from operations. As of the date of this filing, the Company has not experienced any material Year 2000 problems with its IT or non-IT systems or products, nor has the Company experienced any material problems with any of its key customers or suppliers.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements
Financial Statements:	Page

Report of Independent Auditors - PricewaterhouseCoopers LLP	22

Consolidated Balance Sheets at December 31, 1999 and 1998	23

Consolidated Statements of Operations for the Years Ended December 31, 1999,
1998 and 1997	24

Consolidated Statements of Cash Flows for the Years Ended December 31, 1999,
1998 and 1997	25

Consolidated Statements of Shareholders' Equity for the Years Ended December
31, 1999, 1998 and 1997	26

Notes to the Consolidated Financial Statements	27-46

Financial Statement Schedules:

II - Valuation and Qualifying Accounts	52

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of Chyron Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Items 14(a)(1) and (2) on page 48 present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 1999 and 1998 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Melville, New York

February 23, 2000

CHYRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)
	December 31,
Assets	1999	1998
Current assets:
Cash and cash equivalents	$ 5,453	$ 1,585
Accounts receivable, net	11,751	18,396
Inventories, net	13,766	19,378
Deferred tax assets	65	4,726
Prepaid expenses and other current assets	973	1,982
Total current assets	32,008	46,067

Property and equipment	10,583	12,545
Excess of purchase price over net tangible assets acquired	4,561	5,104
Investments	3,725	2,286
Software development costs	2,491	4,458
Deferred tax assets		8,343
Other assets	5,013	4,313
TOTAL ASSETS	$58,381	$83,116

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,469	$14,136
Current portion of long-term debt	3,180	1,512
Capital lease obligations	598	383
Total current liabilities	14,247	16,031

Long-term debt	9,749	12,353
Convertible debentures	7,954	1,133
Capital lease obligations	367	515
Pension and other liabilities	3,552	3,314
Total liabilities	35,869	33,346

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares,
Issued and outstanding - 32,092,533 and 32,058,020 at
1999 and 1998, respectively	321	321
Additional paid-in capital	44,184	44,021
Accumulated deficit/retained earnings	(24,994)	4,790
Accumulated other comprehensive income	3,001	638
Total shareholders' equity	22,512	49,770
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$58,381	$83,116

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

	Year Ended December 31,
	1999	1998	1997

Net sales	$60,709	$83,710	$86,774
Cost of products sold	34,651	44,250	46,944
Gross profit	26,058	39,460	39,830

Operating expenses:
Selling, general and administrative	28,166	31,420	29,662
Research and development	7,315	9,537	6,822
Non-recurring charges	6,681	3,979	3,082

Total operating expenses	42,162	44,936	39,566

Operating (loss) income	(16,104)	(5,476)	264

Gain on sale of investments	541	1,194

Interest and other expense, net	(1,272)	(1,786)	(1,242)

Loss before provision for income taxes	(16,835)	(6,068)	(978)

(Provision) benefit for income taxes	(12,949)	1,621	218

Net loss	$(29,784)	$(4,447)	$(760)

Net loss per common share - basic
and diluted	$ (.93)	$ (.14)	$ (.02)

Weighted average shares used in computing net
loss per common share:
Basic	32,084	32,058	32,538
Diluted	32,084	32,058	32,538

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31,
	1999	1998	1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(29,784)	$(4,447)	$(760)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Gain on sale of investments	(541)	(1,194)
Restructuring and other non-recurring charges	6,256	3,019	890
Depreciation and amortization	5,556	4,719	4,137
Provision (benefit) for deferred income taxes	13,269	(1,102)	(1,241)
Changes in operating assets and liabilities:
Accounts receivable	6,435	2,071	3,851
Inventories	3,609	5,196	(3,575)
Prepaid expenses and other assets	350	(293)	(1,638)
Accounts payable and accrued expenses	(3,936)	(644)	1,382
Other liabilities	22	(556)	936
Net cash provided by operating activities	1,236	6,769	3,982

CASH FLOWS FROM INVESTING ACTIVITIES:
Business acquisitions			(413)
Gross proceeds from sale of investments	750	2,746
Acquisition of property and equipment	(439)	(2,323)	(1,621)
Capitalized software development	(3,129)	(3,181)	(2,678)
Net cash used in investing activities	(2,818)	(2,758)	(4,712)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown of expiring credit facility	(8,493)
Net proceeds from new credit facility	8,688
Payments of term loan	(1,225)	(3,500)	(2,000)
Borrowings from (payments of) revolving credit agreement, net	415	(2,691)	1,374
Proceeds from issuance of convertible debentures	6,611	1,133
Payments of capital lease obligations	(547)	(338)	(290)
Proceeds from exercise of stock options and common
stock purchase warrants, net			108
Other			(52)
Net cash provided by (used in) financing activities	5,449	(5,396)	(860)

Effect of foreign currency rate fluctuations on cash and
cash equivalents	1	2	3

Change in cash and cash equivalents	3,868	(1,383)	(1,587)
Cash and cash equivalents at beginning of year	1,585	2,968	4,555
Cash and cash equivalents at end of year	$ 5,453	$ 1,585	$ 2,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 859	$ 1,126	$ 1,348
Income taxes paid	$ 203	$ 391	$ 697

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands)

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

Balance at January 1, 1997	32,385	$ 324	$43,124	$ 9,997	$ 501	$53,946

Net loss				(760)		(760)

Cumulative translation adjustment					(118)	(118)
Total comprehensive loss						(878)

Exercise of stock options	22		108			108

Issuance of stock in connection with
acquisition of Axis Holdings	174	2	748			750

Issuance of stock in connection with a
litigation settlement	25		88			88

Payment of truncated shares as a result
of reverse stock split	(15)		(52)			(52)

Balance at December 31, 1997	32,591	326	44,016	9,237	383	53,962

Net loss				(4,447)		(4,447)

Cumulative translation adjustment					255	255
Total comprehensive loss						(4,192)

Contingent shares canceled	(533)	(5)	5

Balance at December 31, 1998	32,058	321	44,021	4,790	638	49,770

Net loss				(29,784)		(29,784)

Cumulative translation adjustment					(284)	(284)

Unrealized gain on available for
sale securities					2,647	2,647

Total comprehensive loss						(27,421)

Issuance of common stock
as compensation	35		52			52

Warrants issued for consulting services
and in connection with debenture
issuance			111			111

Balance at December 31, 1999	32,093	$321	$44,184	$(24,994)	$3,001	$22,512

See Notes to Consolidated Financial Statement

CHYRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") develop, manufacture, market and support a broad range of equipment, software and systems, including paint and animation systems, character generators, signal distribution systems, master control switchers and broadcast automation and media management packages. The worldwide market for equipment, software and systems used in the production and presentation of video and audio content encompasses major television networks, cable television broadcasters, direct to home satellite program distributors, production companies and post-production houses, as well as organizations and individuals creating materials such as corporate and specialized video and audio presentations. The Company has recently expanded its efforts toward developing new products and services that will address the new media and Internet marketplace.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in affiliates of less than 20% are stated at cost.

Use of Estimates

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

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight line method over the following estimated useful lives:

Building	35 years
Machinery and equipment	3-10 years
Furniture and fixtures	5-10 years
Leasehold improvements	Shorter of the life of improvement or remaining life of the lease

Excess of Cost over Net Tangible Assets Acquired

The Company continually evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned excess of cost over the value of net tangible assets acquired (goodwill) or its carrying amount. In making such determinations, the Company evaluates undiscounted cash flows of the underlying business which gave rise to such amount. As of December 31, 1999, all of the Company's goodwill relates to the 1996 acquisition of Pro-Bel Limited. Costs in excess of net assets are being amortized over 12 years using the straight line method. Amortization in 1999, 1998 and 1997 amounted to $526,000, $577,000 and $603,000, respectively.

Investments

The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 1999, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of comprehensive income, net of tax. There were no securities covered by SFAS No. 115 as of December 31, 1998. Realized gains and losses on sales of investments, as determined by the specific identification method, are included in the Consolidated Statement of Operations.

Software Development Costs

Certain software development costs are capitalized when incurred. Capitalization of software development costs begins upon the establishment of technological feasibility in excess of management defined threshold amounts. The establishment of technological feasibility and the ongoing assessment of recoverability of capitalized software development costs are continually monitored by management with respect to anticipated future revenues and estimated economic life. Amortization of capitalized software development costs is provided on a product-by-product basis using the straight line method over each product's estimated economic life, which ranges from 2-3 years.

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

Revenue Recognition

Net sales, which include revenue derived from product sales and upgrades, as well as service revenue, are recorded upon shipment of product or performance of service. Service revenue is generally recognized ratably over a period of twelve months. Customer service costs are included in selling, general and administrative expenses and are not material. Revenues and costs associated with long-term (generally six months or longer) contracts are recognized on the percen tage-of-completion method. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses are charged to earnings when identified.

In the first quarter of 1998, the Company adopted AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." This SOP provides guidance on when revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. The adoption of SOP 97-2 did not have a material effect on the results of operations of the Company for the years ended December 31, 1999 and 1998, respectively.

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

Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a separate component of shareholders' equity. Transaction gains or losses are included in interest and other expenses.

Net (Loss) Income Per Share

The Company reports its net (loss) income per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic net (loss)/income per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted net (loss) income per common share is computed based on the weighted average number of common shares outstanding during the year plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. For 1999, 1998 and 1997 common stock equivalents of 7,197,176, 2,765,304 and 2,458,423 respectively, were not included in the computation of diluted net (loss) income per common share because their effect would have been anti-dilutive.

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

Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." As required by SFAS 130, the Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Total comprehensive loss, which is comprised of net loss and other comprehensive income (loss), amounted to approximately $(27.4) million, $(4.2) million and $(0.9) million for the years ended December 31, 1999, 1998 and 1997, respectively.

2. ACQUISITIONS

Pro-Bel Limited

On April 12, 1996, the Company acquired Pro-Bel Limited ("Pro-Bel") in exchange for $6.9 million in cash, 3.5 million British Pounds Sterling ("BPS") in notes ($5.3 million at the exchange rate on date of acquisition) and 1,048,735 shares of Chyron common stock valued at $6.9 million. The acquisition of Pro-Bel was accounted for as a purchase. Accordingly, the cost of the acquisition was allocated to the net assets acquired based upon their estimated fair values.

Axis Holdings Incorporated

On March 31, 1997, the Company acquired Axis Holdings Incorporated ("Axis") located in Los Angeles, California. Axis developed professional video and audio software specifically for use on the Microsoft Windows NT Operating System. The total consideration, which consisted of cash, notes and common stock of Chyron, totaled $1.8 million. As of December 31, 1999, $83,000 of the total consideration remains unpaid. This amount relates to one shareholder of Axis that has filed suit against the Company for breach of obligation with regard to the stock purchase agreement. Chyron is vigorously defending such claims, has denied all material allegations and has asserted counter claims for fraud and breach of contract. In the opinion of management, the ultimate disposition of this matter will not have a material impact on the financial position of the Company.

The acquisition was accounted for as a purchase. Accordingly, the costs of the acquisition were allocated to the net assets acquired based on their estimated fair values. The majority of the purchase price was capitalized as software development costs.

During the second quarter of 1998, as a result of this division's inability to meet revenue and operating targets, this division, Concerto, was discontinued and all related software development costs were written off (see Note 3).

3. NON-RECURRING CHARGES

During the second quarter of 1999 the Company critically evaluated its product lines and its position in the industry. The results of this evaluation were a more focused strategy on products that serve a broader spectrum of delivery options and the elimination of certain non-producing products which will allow the Company to be in a better position to remain competitive through the difficult times facing the industry. In connection therewith, the Company recorded non-recurring charges totaling $6.7 million, of which $5.0 million was directly related to the change in strategy. These primarily non-cash restructuring and non-recurring charges include the write-down of certain capitalized software of $3.6 million, inventory write-downs due to changes in product strategy of $1.0 million, severance costs of $0.4 million resulting from staff reductions, the write-down of $1.0 million of an equity investment and other charges related to an adjustment to deferred maintenance revenue totaling $0.7 million. The only component of the charge that required a cash outlay was severance of approximately $0.4 million. As of December 31, 1999, all cash outlays have been made.

During the second quarter of 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for the television broadcast, cable and post production industries. As a result, the Company recorded restructuring and other non-recurring charges of $4.0 million. The restructuring charge includes the write-down of Concerto assets, accrued severance, legal costs and costs of disposition of such division totaling $2.9 million. Other non-recurring charges relate to management's initiative to refocus on the Company's core products and total $1.1 million. Included in other non-recurring charges are costs related to the sales reorganization, accrued severance of $0.2 million and other miscellaneous costs of $0.3 million, all of which required cash outlays. Additional accruals have been made for litigation and other legal costs. As of December 31, 1999, cash outlays of approximately $1 million have been made.

During the first six months of 1997, non-recurring charges totaling $3.1 million were incurred by the Company. A non-recurring charge of $0.7 million incurred in the first quarter of 1997 was attributable to the Company's planned secondary offering of common stock, which was terminated due to the change in the market valuation of the stock. During the second quarter of 1997, in an effort to position Chyron to meet the domestic television market's need for high definition and multichannel standard definition equipment, the Company underwent a repositioning which, together with several other items, resulted in non-recurring charges totaling $2.4 million. Included in this charge was a write-down of inventory related to product lines which have been discontinued as a result of a new market positioning strategy, severance expense related to staff reductions, the write-off of software development projects related to products not within the new strategy, the consolidation of certain Chyron offices, the settlement of litigation and the write-off of costs related to a potential acquisition that was abandoned due to the new strategy. As of December 31, 1998, all cash outlays, which totaled $2.1 million, were made.

4. INVESTMENT IN RT-SET

During 1996, the Company purchased a 19% interest in RT-SET, which develops, markets and sells real time virtual studio set software and proprietary communications hardware and is located in Israel. Since then, the Company's investment was modified, by mutual agreement of the parties, to its most recent form whereby Chyron owned 336,030 shares of common stock with a book value of $1.2 million. In early November 1999, RT-SET completed an initial public offering ("IPO") on the Neurer market in Germany. In connection with the IPO, the Company sold a portion of its investment, which resulted in a net gain of approximately $0.5 million.

The remaining investment in RT-SET has been reflected in the Company's balance sheet at December 31, 1999 at fair market value of $3.6 million. The unrealized gain of $2.6 million is reported as a separate component of shareholders' equity and other comprehensive income.

In connection with the underwriting agreement, the Company's remaining shares are being held in escrow, subject to a lockup agreement which prohibits their sale until May 2000.

5. SALE OF TRILOGY BROADCAST LIMITED

On August 19, 1998, the Company completed the sale of Trilogy, a wholly-owned subsidiary of Pro-Bel, to its management. The Company received gross proceeds of 2.0 million BPS ($2.7 million at the exchange rate at closing), an interest bearing note for 300,000 BPS ($0.5 million at December 31, 1999) due August 2003 with interest payable quarterly at LIBOR and a 19% interest in the new company that results from this transaction. This transaction resulted in an overall gain of approximately $1.2 million.

As a result of this sale, the Company's assets and liabilities decreased by approximately $2.9 million and $0.8 million, respectively. For the year ended December 31, 1998, Trilogy contributed sales, gross profit and operating income of $2.9 million, $1.6 million and $.02 million, respectively.

6. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $3.3 million and $3.9 million at December 31, 1999 and 1998, respectively. The provision for doubtful accounts amounted to $0.4 million, $1.2 million and $0.5 million for 1999, 1998 and 1997, respectively.

Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 1999 and 1998, receivables included approximately $6.3 million and $8.6 million, respectively, due from foreign customers.

Accounts receivable include costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion method of approximately $0.4 million and $2.3 million at December 31, 1999 and 1998, respectively. Such amounts represent revenue recognized on a long-term contract that have not been billed pursuant to contract terms.

The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

7. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	1999	1998
Finished goods	$ 6,262	$ 7,266
Work-in-progress	1,228	3,048
Raw material	6,276	9,064
	$13,766	$19,378

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	1999	1998
Land	$ 782	$ 819
Building	1,712	1,777
Machinery and equipment	22,532	16,706
Furniture and fixtures	2,177	2,626
Leasehold improvements	920	699
	28,123	22,627
Less: Accumulated depreciation
and amortization	17,540	10,082
	$10,583	$12,545

Machinery and equipment at December 31, 1999 and 1998 includes $1,838,000 and $1,556,000, respectively, of assets held under capital lease obligations. Accumulated depreciation and amortization at December 31, 1999 and 1998 includes $958,000 and $968,000, respectively, attributable to assets held under capital lease obligations.

Depreciation expense, which includes amortization of assets under capital lease, was $3,546,000, $2,495,000 and $2,362,000 in 1999, 1998 and 1997, respectively.

9. SOFTWARE DEVELOPMENT COSTS

The following amounts were capitalized, amortized and written off (in thousands):

	1999	1998	1997
Amounts capitalized	$ 3,129	$3,181	$4,425
Less: Amortization	(1,484)	(1,647)	(1,172)
Non-recurring charge-write-down
to net realizable value	(3,612)	(2,300)	(205)
Net increase (decrease) in software
development costs	$(1,967)	$ (766)	$3,048

Capitalized amounts for 1997 include $1.7 million arising from the purchase of Axis. Accumulated amortization at December 31, 1999 and 1998 was $7,900,000 and $4,186,000, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	1999	1998
Accounts payable	$ 5,259	$ 7,554
Compensation	813	1,630
Income taxes payable	234	257
Other accrued items	4,163	4,695
	$10,469	$14,136

11. LONG-TERM DEBT

Long term debt consists of the following (in thousands):

	December 31,
	1999	1998
Term loan (a)	$1,275	$1,000
Revolving credit facility (a)	7,356	7,693
Commercial mortgage term loan (b)	1,710	1,909
Trade finance facility (c)	2,505	2,846
Promissory notes (d)	83	417
	12,929	13,865
Less amounts due in one year	(3,180)	(1,512)
	$ 9,749	$12,353

(a) On March 29, 1999, the Company entered into a new $12 million credit facility which expires March 31, 2002. Under this facility, the Company borrowed $2 million in the form of a term loan and can obtain revolving credit loans based on its eligible accounts receivable and inventory for the balance of the facility. Total borrowings at closing were $8.7 million. These borrowings were used primarily to pay down the outstanding balance under the expiring credit facility of $8.5 million, including $0.5 million outstanding on a term loan.

The term loan required no principal payments through September 30, 1999, $25,000 per month for the period October 1, 1999 through September 30, 2000, $75,000 per month for the period October 1, 2000 through September 30, 2001 and $133,333 per month from October 1, 2001 through March 31, 2002. Interest is payable monthly at LIBOR plus 2.125% (8.23% at December 31, 1999), or at a rate based on Prime. The Company must pay a monthly commitment fee equal to one half of 1% per annum on the daily unused portion of the facility.

The entire facility is secured by Chyron's accounts receivable and inventory and the Common Stock of Pro-Bel. The agreement contains requirements for levels of operating income and prohibits the Company from paying dividends in excess of 25% of net income in any fiscal year.

(b) Pro-Bel has a commercial mortgage term loan with a bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR plus 2% (7.76% at December 31, 1999) . The loan is payable in quarterly installments of 22,000 BPS ($35,000, converted at the December 31, 1999 exchange rate) plus interest.

(c) Pro-Bel has an agreement with a bank for an overdraft facility that has been renewed on an annual basis and expires on December 31, 2000. This agreement, provides for an overdraft facility of 3 million BPS. Total borrowings are limited to amounts computed under a formula for eligible accounts receivable. Interest is equal to the bank's base rate plus 1.5% (7.0% at December 31, 1999) and is payable quarterly. It is currently the Company's intention to refinance this facility prior to its expiration date.

(d) On March 31, 1997, the Company issued promissory notes to the shareholders of Axis for $667,000, with interest at 6%, in conjunction with the acquisition. As of December 31, 1999 all notes, except for $83,000, have been paid. The remaining amount relates to one shareholder of Axis that has filed suit against the Company in connection with the Axis stock purchase agreement.

Aggregate maturities of long term debt are as follows (in thousands):

2000	3,180
2001	967
2002	7,498
2003	142
2004	142
2005 and thereafter	1,000

The carrying amounts of long-term debt instruments approximate their fair values.

Net interest expense was $1,591,000, $1,479,000 and $1,665,000 in 1999, 1998 and 1997, respectively.

12. SUBORDINATED CONVERTIBLE DEBENTURES

During late 1998 and 1999 the Company raised $7.7 million through the issuance of 8% subordinated convertible debentures, due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A debentures, totaling $1.2 million, are convertible, at any time, at the option of the holders thereof, into Common Stock of the Company at a conversion price of $2.466 per share (which is equal to 120% of the average of the closing selling prices of the Common Stock for the 90 trading days immediately preceding the issue date of the debentures). The Series A debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date. The net proceeds from the sale of the debentures were used for general working capital purposes.

The Series B debentures, totaling $6.5 million, are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. The Series B debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest, which is payable quarterly, may be paid in the form of additional debentures until July 15, 2001. Through December 31, 1999, approximately $210,000 of interest was paid in the form of additional debentures issued by the Company. These funds are being used to build the restructured operations and to fund research and development, particularly for certain Internet initiatives.

In connection with this fund raising, costs of $375,000 are being amortized over a five year period. Included in such costs are 123,631 warrants to purchase common stock of the Company at a price of $1.625 that were issued to the placement agent. The warrants will expire in September 2004.

The debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. In addition, in order for the debentures purchased by funds managed by Weiss Peck & Greer LLC to be converted into shares of common stock, under the rules of the New York Stock Exchange, shareholder approval is required. In the event that shareholder approval is not given, the debentures owned by such funds will not be convertible. The Company intends to seek such shareholder approval. The sales of the debentures were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of the Company's knowledge, the purchasers of the debentures acquired them for their own accounts, and not with a view to any distribution thereof.

13. LONG-TERM INCENTIVE PLAN

In May 1999, the Company's shareholders approved the 1999 Incentive Compensation Plan ("the Plan"). The Plan allows for a maximum of 1,500,000 shares of common stock to be available with respect to the grant of awards under the Plan, plus the number of shares remaining available under pre-existing plans. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of the Company's Board of Directors ("BOD"). The Plan allows for a committee, designated by the BOD, to determine the time and circumstances under which an employee option may be exercised. The terms of all previously granted options remained. All options granted under the plan have a term of ten years.

In December 1998, the Company offered option holders who were current employees of the Company the opportunity to exchange certain of their existing options for new options. As a result, options to purchase shares of Common Stock were granted with the following terms: (a) fifty percent of such new stock options were granted with an exercise price of $2.125 and shall vest in equal installments over three years; and (b) the remaining fifty percent of such new stock options were granted with the same exercise price; all of such stock options shall vest in their entirety on December 15, 2003; provided, however, that such options shall vest earlier upon the attainment of certain Company performance criteria related to earnings per share. All other options issued to employees, other than the Company's current and former Chief Executive Officer ("CEO") and another officer, vest over a three year period. Certain options issued to the current and former CEO and the other officer vest one third at issuance, with the remaining two thirds vesting over two years.

Transactions involving stock options are summarized as follows:

	Stock Options	Range of Option
	Outstanding	Price per Share
Balance, January 1, 1997	1,340,313	$4.875 - $16.125
Granted	1,767,498	$4.250 - $ 5.875
Exercised	(22,220)	$ 4.875
Canceled	(627,168)	$9.000 - $12.750
Balance, December 31, 1997	2,458,423	$4.250 - $16.125
Granted	2,227,070	$2.000 - $ 4.000
Canceled	(1,920,189)	$3.938 - $ 5.875
Balance, December 31, 1998	2,765,304	$2.000 - $16.125
Granted	1,161,012	$0.750 - $ 2.000
Exercised	(4,500)	$ 1.625
Canceled	(1,521,892)	$1.625 - $ 5.375
Balance at December 31, 1999	2,399,924	$0.750 - $16.125

The following table summarizes information concerning currently outstanding and exercisable stock options:
Exercise Price	Outstanding at December 31, 1999	Weighted Average Contractual Life	Exercisable at December 31, 1999

$ 4.88	44,669	0.57 years	44,669
5.63	26,664	0.73 years	26,664
9.38	6,666	1.16 years	6,666
16.13	23,331	1.60 years	23,331
12.75	3,333	1.74 years	3,333
5.88	6,667	2.21 years	4,400
4.50	23,331	2.62 years	23,331
5.38	24,000	7.94 years	15,840
3.75	30,000	8.29 years	30,000
3.94	2,000	8.49 years	660
2.50	30,000	8.71 years	30,000
2.00	395,000	8.96 years	134,310
2.13	722,263	9.08 years	197,332
1.94	300,000	9.58 years	99,000
1.63	243,500	9.69 years	185,500
1.38	30,000	9.72 years	30,000
0.75	488,500	9.97 years
	2,399,924		855,036

If the Company had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock Based Compensation", the Company's net loss and net loss per share would be reduced to the pro forma amounts indicated below:

	1999	1998	1997
Net loss (in thousands):
As reported	$(29,784)	$(4,447)	$(760)
Pro forma	(31,293)	(6,401)	(2,866)

Net loss per common share:
As reported	$(.93)	$(.14)	$(.02)
Pro forma	(.98)	(.20)	(.09)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 1999, 1998 and 1997: dividend yield of 0; expected volatility of 50% and expected life of 4-5 years in 1999 and 1998 and 4 years in 1997. The weighted average risk free interest rates for 1999, 1998 and 1997 were 5.96%, 4.20%, and 6.19%, respectively. The weighted average fair values of options granted during 1999, 1998 and 1997, for which the exercise price equaled the market price on the grant dates, were $1.31, $2.07 and $5.25 per option, respectively.

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

14. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	1999	1998	1997
Current:
Federal and State	$ 45	$(65)	$(607)
Foreign		142	1,036
	45	77	429
Deferred:
Federal and State	(4,865)	(1,777)	(647)
Foreign	(503)	79
Valuation reserve	18,272
	12,904	(1,698)	(647)
Total provision (benefit)	$12,949	$(1,621)	$ (218)

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	1999		1998		1997
	Amount	%	Amount	%	Amount	%
Federal income tax benefit
at statutory rate	$(5,724)	(34.0)	$(2,063)	(34.0)	$(333)	(34.0)
State income taxes, net
of federal tax benefit	30	0.2	16	0.3	3	0.3
Permanent differences	45	0.3	44	0.7	35	3.6
Foreign income tax provision			406	6.7
International rate differences	36	0.2	(130)	(2.1)	169	17.2
Effect of valuation allowance of
deferred tax assets	18,272	108.5
Other, net	290	1.7	106	1.7	(92)	(9.4)
	$12,949	76.9	$(1,621)	(26.7)	$(218)	(22.3)

The components of the Company's deferred tax assets and deferred tax liabilities are presented in the tables below.

	December 31,
	1999	1998
Post-reorganization net operating loss carryforward	$ 6,427	$5,094
Pre-reorganization net operating loss carryforward	4,631	4,631
Pre-reorganization deductible temporary differences	3,067	3,067
Other	4,508	1,691
Total deferred tax assets	18,633	14,483

Pre-reorganization taxable temporary differences	83	83
Software development costs		1,331
Other	213
Total deferred tax liabilities	296	1,414
Deferred tax valuation allowance	18,272	______
Net deferred tax asset	$ 65	$13,069

At December 31, 1999, the Company had net operating loss carryforwards ("NOLs") of approximately $30.9 million expiring between the years 2000 through 2019. In connection with the Company's emergence in 1991 from its reorganization under Chapter 11 of the U.S. Bankruptcy Code, the benefit of the Company's pre-reorganization NOLs were not reflected in net income, but rather recorded as an increase to paid-in capital. In addition, such NOLs ($13.6 million) are subject to annual limitations under U.S. income tax rules as a result of the changes in control of the Company.

In the second quarter of 1999, the Company established a full valuation allowance of $14.1 million against its net deferred tax assets. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realization of these assets to warrant the establishment of the allowance.

15. BENEFIT PLANS

Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act. The assets of the U.S. Pension Plan at December 31, 1999 include government bonds, equities, mutual funds and cash and cash equivalents.

Effective July 1, 1998, the Company amended its defined benefit plan for its U.S. operations. The amendment included a change in the determination of average annual compensation for the calculation of the defined pension benefit. In addition, the vesting period has decreased from 6 to 5 years of service.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	1999	1998
Reconciliation of benefit obligation
Obligation at January 1	$4,183	$4,502
Service cost	524	425
Interest cost	164	285
Plan amendments		(283)
Actuarial (gain) loss	(1,721)	(42)
Benefit payments	(1,509)	(704)
Obligation at December 31	$1,641	$4,183

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$2,803	$2,895
Actual return on plan assets	280	301
Employer contributions	338	311
Benefit payments	(1,509)	(704)
Fair value of plan assets at December 31	$1,912	$2,803

Funded Status
Funded status at December 31	$ 271	$(1,380)
Unrecognized prior-service cost	(478)	(512)
Unrecognized (gain) loss	(1,975)	(261)
Net amount recognized	$(2,182)	$(2,153)

	1999	1998	1997
Components of net periodic pension cost
Service cost	$ 523	$ 424	$ 444
Interest cost	164	285	294
Expected return on plan assets	(216)	(248)	(277)
Amortization of prior service cost	(34)	(26)	(18)
Amortization of net (gain) loss	(69)	(11)	21
Net periodic benefit cost	$ 368	$ 424	$ 464

Weighted-average assumptions as of
December 31
Discount rate	8.0%	7.0%	7.5%
Expected return on plan assets	9.0%	9.0%	9.0%
Rate of compensation increase	5.0%	5.0%	5.0%

Pro-Bel has a non-contributory defined benefit pension plan (the "U.K. Pension Plan") covering all its permanent employees. Contributions are determined on the basis of valuations using the projected unit method. Pro-Bel's policy is to fund minimum contributions required pursuant to U.K. rules and regulations. The assets of the U.K. Pension Plan at December 31, 1999 and 1998 include cash equivalents and land and a building.

Benefit plan information for the U.K. Pension Plan is as follows (in thousands):

	1999	1998
Reconciliation of benefit obligation
Obligation at January 1	$8,884	$7,505
Service cost	739	706
Interest cost	531	576
Plan amendments		730
Actuarial (gain) loss	1,220	(610)
Benefit payments	(53)	(23)
Obligation at December 31	$11,321	$8,884

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$10,547	$9,588
Actual return on plan assets	779	190
Employer contributions	783	792
Benefit payments	(53)	(23)
Fair value of plan assets at December 31	$12,056	$10,547

Funded status
Funded status at December 31	$ 735	$1,663
Unrecognized prior-service cost	2,367	683
Unrecognized loss	633	1,170
Net amount recognized	$3,735	$3,516

	1999	1998	1997
Components of net periodic pension cost
Service cost	$ 739	$ 706	$ 548
Interest cost	531	576	446
Expected return on plan assets	(763)	(799)	(420)
Amortization of prior service cost	48	49
Amortization of net (gain) loss	8	15	(224)
Net periodic pension cost	$ 563	$ 547	$ 350

Weighted-average assumptions as of December 31
Discount rate	6.0%	6.0%	7.0%
Expected return on plan assets	7.0%	7.0%	8.0%
Rate of compensation increase	4.0%	4.0%	5.0%

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron Corporation are eligible to participate in the 401(k) Plan. Effective July 1, 1998, the Company amended its 401(k) Plan by increasing the matching contribution of the Company to 20% and changing its matching contributions from cash to Company common stock and the vesting period for the matching contribution to three years. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit ($10,000 in 1999 and 1998), whichever is less. Total compensation that can be considered for contribution purposes is limited to $160,000.

Chyron Corporation can elect to make a contribution to the 401(k) Plan on behalf of those participants who have made salary deferral contributions. During 1999, 1998 and 1997, the Company contributed $104,000, $97,000 and $63,000, respectively, to the 401(k) Plan.

16. COMMITMENTS AND CONTINGENCIES

At December 31, 1999, the Company was obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

	Operating	Capital

2000	1,382	633
2001	1,159	308
2002	1,118	123
2003	835	109
2004	631	72
2005 and thereafter	5,147

The operating leases contain provisions for escalations and for maintenance and real estate taxes. Total rent expense was $1,259,000, $1,125,000 and $965,000 for 1999, 1998 and 1997, respectively. The cumulative imputed interest in the capital lease obligation was $83,000 at December 31, 1999.

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

17. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, and an individual who held a board seat through May 1997 are affiliated with a law firm that rendered various legal services to the Company for which the Company incurred costs of $495,000, $248,000 and $783,000 during 1999, 1998 and 1997, respectively.

18. NYSE CONTINUED LISTING STATUS

In August 1999, the Company received a notice from the New York Stock Exchange ("NYSE") indicating that it did not currently meet the new continued listing standards issued in late July 1999. The new criteria revised and raised the minimum requirement of stockholders' equity to $50 million from $12 million of net tangible assets and global market capitalization to $50 million from $12 million. Companies below these levels must submit a business plan to the NYSE demonstrating how the Company anticipates meeting the new standards within an eighteen month period. The Company submitted its plan to the NYSE and received approval on December 28, 1999. The Company will be working closely with the NYSE over the next eighteen months as the exchange monitors the Company's compliance with the plan on a quarterly basis.

19. SEGMENT INFORMATION

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

Business Segment Information

(In thousands)

		Media
	Graphics*	Management
Net sales
1999	$28,054	$32,655
1998	38,447	45,263
1997	40,716	46,058

Operating (loss) income
1999	$(13,415)	$(2,689)
1998	(4,165)	(1,311)
1997	(2,884)	3,148

Identifiable assets
1999	$24,535	$33,846
1998	44,481	38,635
1997	49,500	44,580

Depreciation and amortization
1999	$2,481	$3,075
1998	2,548	2,171
1997	2,193	1,944

Geographic Areas

(In thousands)

	United States*	Europe	Other
Net sales
1999	$33,955	$24,110	$2,644
1998	45,954	33,640	4,116
1997	35,901	40,745	10,128

Operating (loss) income
1999	$(12,206)	$(3,439)	$ (459)
1998	(4,055)	(1,187)	(234)
1997	(2,817)	3,157	(76)

Identifiable assets
1999	$26,231	$32,090	$ 60
1998	48,512	34,539	65
1997	51,160	42,860	60

* Operating income includes non-recurring charges in 1999, 1998 and 1997 of $6,681, $3,979 and $3,082, respectively.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

REPORTS ON FORM 8-K

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page 21.

(2) Financial Statement Schedules

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 14(d) found on page 52:

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 1999, 1998 and 1997.

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

4. Instruments defining rights of security holders, including debentures

(a) Registration Rights Agreement dated July 25, 1995 by and between
Chyron Corporation and CC Acquisition Company A, L.L.C., CC
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
WPG Enterprise Fund II, L.P., Weiss, Peck & Greer Venture Associates, III,
L.P., Westpool Investment Trust PLC, Lion Investment Limited, Charles
Diker, Mint House Nominees Limited, Pine Street Ventures, L.L.C., Isaac
Hersly, Alan I. Annex, Ilan Kaufthal, Z Four Partners L.L.C. and A.J.L.
Beare	(4)

(b) Form of 8% Subordinated Convertible Debenture Due
December 31, 2003	(8)

(c) Form of Subscription Agreement and Investment Representation for the
purchase of the 8% Subordinated Convertible Debenture Due
December 31, 2003	(8)

(d) Form of 8% Series B Subordinated Convertible Debenture Due
December 31, 2003	(9)

(e) Form of Subscription Agreement and Investment Representation for the
purchase of the Series B Subordinated Convertible Debenture Due
December 31, 2003	(9)

10. Material Contracts.

(a) Loan Agreement between Pro-Bel Limited and Barclays Bank, PLC
dated December 19, 1996 effective January 1997	(5)

(b) Indemnification Agreement between Chyron Corporation and
Charles M. Diker dated November 19, 1996	(5)

(c) Indemnification Agreement between Chyron Corporation and
Donald P. Greenberg dated November 19, 1996	(5)

(d) Indemnification Agreement between Chyron Corporation and
Roger Henderson dated November 19, 1996	(5)

(e) Indemnification Agreement between Chyron Corporation and
Alan J. Hirschfield dated November 19, 1996	(5)

(f) Indemnification Agreement between Chyron Corporation and
Wesley W. Lang, Jr. dated November 19, 1996	(5)

(g) Indemnification Agreement between Chyron Corporation and
Eugene M. Weber dated November 19, 1996	(5)

(h) Indemnification Agreement between Chyron Corporation and
Michael Wellesley-Wesley dated November 19, 1996	(5)

(i) Loan Agreement between Chyron Corporation and AmSouth Bank
dated March 29, 1999	(9)

(j) Employment Agreement between Chyron Corporation and
Roger Henderson dated June 10, 1999	(9)

23. Consents and experts of counsel.

(a) Consent of PricewaterhouseCoopers dated March 9, 2000	(9)

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

(8) Incorporated herein in this Annual Report for the fiscal year ended December 31, 1998 on Form 10-K dated March 30, 1999.

(9) Incorporated herein in this Annual Report for the fiscal year ended December 31, 1999 on Form 10-K dated March 9, 2000.

d) Financial Statement Schedules

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts	$ 3,881	$ 400	$ 957	$ 3,324
Inventory reserves	10,066	4,177	783	13,460
Deferred tax valuation allowance	0	18,272	0	18,272

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts	3,124	1,176	419	3,881
Inventory reserves	8,162	2,996	1,092	10,066

YEAR ENDED DECEMBER 31, 1997
Allowance for doubtful accounts	2,850	533	259	3,124
Inventory reserves	12,041	1,887	5,766	8,162

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

/s/ Roger Henderson
Roger Henderson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on March 9, 2000, by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ Michael Wellesley-Wesley	Chairman of the Board of Directors
Michael Wellesley-Wesley

/s/ Charles Diker	Director
Charles Diker

/s/ Joseph Flaherty	Director
Joseph Flaherty

/s/ Donald Greenberg	Director
Donald Greenberg

/s/ Roger Henderson	President, CEO and Director
Roger Henderson

/s/ Alan Hirschfield	Director
Alan Hirschfield

/s/ Dawn Johnston	Chief Financial Officer
Dawn Johnston

/s/ Christopher Kelly	Director
Christopher Kelly

/s/ Wesley Lang	Director
Wesley Lang

/s/ Eugene Weber	Director
Eugene Weber