Form 10-Q
period 2000-03-31
CHYRON CORP
filed 2000-05-15
CIK 20232

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2000
Commission File Number 1-9014
Chyron Corporation
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)
5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)
(631) 845-2000
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

Common Stock $.01 Par Value - 35,422,804 as of

April 26, 2000

This document consists of 12 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

ASSETS
	(Unaudited)
	March 31, 2000	December 31, 1999
Current assets:
Cash and cash equivalents	$ 1,580	$ 5,453
Accounts receivable, net	12,454	11,751
Inventories, net	14,433	13,766
Prepaid expenses and other current assets	1,314	1,038
Total current assets	29,781	32,008

Property and equipment, net	9,912	10,583
Excess of purchase price over net tangible assets acquired, net	4,423	4,561
Investments	7,786	3,725
Software development costs	2,157	2,491
Other assets	4,976	5,013
TOTAL ASSETS	$59,035	$58,381

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,374	$10,469
Current portion of long-term debt	2,435	3,180
Capital lease obligations	366	598
Total current liabilities	14,175	14,247

Long-term debt	7,363	9,749
Convertible debentures	8,037	7,954
Capital lease obligations	467	367
Pension and other liabilities	3,676	3,552
Total liabilities	33,718	35,869

Commitments and contingencies

Shareholders' equity:
Preferred stock: par value $1.00 without designation
Authorized - 1,000,000 shares, Issued - none
Common stock: par value $.01
Authorized - 150,000,000 shares
Issued and outstanding -
32,336,832 at March 31, 2000 and 32,092,533 at December 31, 1999	323	321
Additional paid-in capital	45,280	44,184
Accumulated deficit	(27,238)	(24,994)
Accumulated other comprehensive income	6,952	3,001
Total shareholders' equity	25,317	22,512
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$59,035	$58,381

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(In thousands except per share amounts)

(Unaudited)
	2000	1999

Net sales	$14,809	$14,998
Cost of products sold	8,372	8,251
Gross profit	6,437	6,747

Operating expenses:
Selling, general and administrative	5,924	7,277
Research and development	1,779	1,844

Total operating expenses	7,703	9,121
Operating loss	(1,266)	(2,374)
Interest and other expense, net	978	302
Loss before benefit for income taxes	(2,244)	(2,676)
Benefit for income taxes	______	(826)
Net loss	$(2,244)	$(1,850)
Net loss per common share - basic and diluted	$ (.07)	$ (.06)
Weighted average shares used in computing net loss per common share - basic and diluted	32,130	32,058

Comprehensive income (loss):
Net loss	$(2,244)	$(1,850)
Other comprehensive income (loss):
Foreign currency translation adjustment	(111)	(277)
Unrealized gain on securities available for sale	4,062	______

Total comprehensive income (loss)	$ 1,707	$(2,127)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31, 2000 AND 1999

(In thousands)

(Unaudited)
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,244)	$(1,850)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	1,047	1,327
Non-cash settlement of interest liability	542
Deferred income tax (benefit)		(715)
Changes in operating assets and liabilities:
Accounts receivable	(787)	2,933
Inventories	(555)	(467)
Prepaid expenses and other assets	(254)	(484)
Accounts payable and accrued expenses	949	(629)
Other liabilities	124	345
Net cash (used in) provided by operating activities	(1,178)	460

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(179)
Capitalized software development	_____	(1,078)
Net cash used in investing activities	(179)	(1,078)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydown of expiring credit facility		(8,493)
Net proceeds from new credit facility		8,688
Payments of term loan	(75)	(500)
(Payments) borrowings on revolving credit agreements, net	(2,899)	415
Proceeds from issuance of convertible debt		159
Payments of capital lease obligations	(122)	(107)
Proceeds from exercise of stock options	580	_____
Net cash (used in) provided by financing activities	(2,516)	162

Effect of foreign currency rate fluctuations on cash and cash equivalents	_____	1
Change in cash and cash equivalents	(3,873)	(455)
Cash and cash equivalents at beginning of period	5,453	1,585
Cash and cash equivalents at end of period	$1,580	$ 1,130

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2000 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 method of presentation.

2. ACCOUNTS RECEIVABLE

Accounts receivable is stated net of an allowance for doubtful accounts of $3.9 million and $3.3 million at March 31, 2000 and December 31, 1999, respectively.

3. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	March 31, 2000	December 31, 1999

Finished goods	$ 6,395	$ 6,262
Work-in-process	1,339	1,228
Raw material	6,699	6,276
	$14,433	$13,766

4. LONG-TERM DEBT

In connection with its $12 million credit facility with a bank, the Company is required to maintain a certain level of reported earnings. As of March 31, 2000, the Company was not in compliance with such financial covenant for which it obtained a waiver from its lender.

5. NYSE CONTINUED LISTING STATUS

In August 1999, the Company received a notice from the New York Stock Exchange ("NYSE") indicating that it did not currently meet the new continued listing standards issued in late July 1999. The new criteria revised and raised the minimum requirement of stockholders' equity to $50 million from $12 million of net tangible assets and global market capitalization to $50 million from $12 million. Companies below these levels must submit a business plan to the NYSE demonstrating how the Company anticipates meeting the new standards within an eighteen month period. The Company submitted its plan to the NYSE and received approval in December 1999. The Company will be working closely with the NYSE as the exchange monitors the Company's compliance with the plan on a quarterly basis.

6. SUBSEQUENT EVENT

In April 2000, the Company raised $20 million in connection with a private placement of 3,076,923 shares of its common stock at a price of $6.50. The offering price per share was determined based on negotiations between the Company and its placement agents taking into account the historical trading history of the common stock and market conditions at such time. The price of the common stock, as listed on the NYSE, ranged between 5 7/16 and 9 7/16 on the various closing dates. The Company expects to apply the net proceeds, estimated to be approximately $18.2 million, towards sales, marketing, the pursuit of strategic alliances and research and development in connection with its new media business. The Company has agreed to prepare and file a registration statement under the Securities Act of 1933 for purposes of registering these shares.

In connection with the private placement, the Company issued 151,914 warrants to the placement agents and 60,000 warrants to a consulting company to purchase common stock of the Company at the offering price of $6.50. These warrants, which are immediately exercisable, will expire in April 2005.

7. SEGMENT INFORMATION

Chyron's businesses are organized, managed and internally reported as two segments. The segments, which are based on differences in products and technologies, are Graphics Products and Media Management Systems. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 1999. The Company is an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.

Business Segment Information (In thousands)		Media
	Graphics	Management
Three months ended March 31, 2000
Net sales	$6,534	$8,275
Operating loss	(1,098)	(168)
Depreciation and amortization	286	761

Three months ended March 31, 1999
Net sales	6,232	8,766
Operating loss	(1,310)	(1,064)
Depreciation and amortization	539	788
Geographic Areas	United States	Europe	Other

Three months ended March 31, 2000
Net sales	$8,095	$6,290	$ 424
Operating loss	(678)	(546)	(42)

Three months ended March 31, 1999
Net sales	6,887	7,415	696
Operating loss	(1,616)	(693)	(65)

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

Comparison of the Three Months Ended March 31, 2000 and 1999

Sales for the quarter ended March 31, 2000 were $14.8 million, a decrease of $0.2 million, or 1% over the $15 million reported for the first quarter of 1999. A minor increase in the level of sales of graphics products was offset by a comparable decline in the level of sales of Pro-Bel products. Market demand remains static as there is little indication that the uncertainty surrounding HDTV is over. U.S. revenues improved by approximately $1.2 million, but were offset by a decline of $1.4 million due to a continued weak international market. The international market, concentrated in Europe, has been impacted by the reduced value of the Euro against the British pound and the requirement to discount our prices to remain competitive.

Gross margins as a percentage of sales decreased to 43.5% in the first quarter of 2000 compared to 45% in the first quarter of 1999. This decline is primarily due to a change in product mix, offset to a lesser degree by some improvement in margins resulting from product redesigns. The weakness of the Euro against the British pound also contributes negatively to gross margin due to the discounts offered in pricing product discussed above.

Selling, general and administrative (SG&A) expenses decreased by $1.4 million or 19%, to $5.9 million in the quarter ended March 31, 2000 compared to $7.3 million for the first quarter of 1999. SG&A expenses in the three month period reflect the reduced level of expenses as a result of the restructuring that occurred in the second quarter of 1999. Overall, headcount has been reduced by approximately 25%. Additional costs to implement our strategy in the new media marketplace have started to be incurred and will grow in future quarters.

Research and development (R&D) costs in 2000 remain relatively flat overall when compared to 1999 levels. Efforts in this area have been redirected to Internet streaming products and graphics products for Interactive TV. Overall R&D costs are expected to grow in future quarters as the Company increases its efforts to develop products and services for the new media marketplace.

Interest and other expense increased by $0.7 million in the three months ended March 31, 2000 as compared to 1999. Interest expense during the three month period ended March 31, 2000 increased primarily as a result of the Company's decision to satisfy an interest obligation related to its subordinated debentures by issuing additional debentures which resulted in a non-cash charge of $0.5 million. Also impacting the increase is an exchange loss of $0.05 million recognized for the three months ended March 31, 2000 as compared to an exchange gain of $0.15 million for the three months ended March 31, 1999.

The Company did not record a tax benefit in 2000 relative to its operating loss, as it did in the first quarter of 1999. As previously reported, the Company established a full valuation against its U.S. deferred tax assets to recognize the uncertainty surrounding its realizability. Consequently, until the Company has U.S. taxable income, no additional benefit will be realized.

Liquidity and Capital Resources

At March 31, 2000, the Company had cash on hand of $1.6 million and working capital of $15.6 million.

As set forth in the Consolidated Statements of Cash Flows, the Company used $1.2 million in cash from operations during the three months ended March 31, 2000 as compared to generating $0.5 million in cash for the comparable 1999 period. The utilization of cash from operations results primarily from the realization of the net loss and the increase in accounts receivable and inventory balances, offset by an increase in accounts payable. Inventories rose in the first quarter of 2000 due to the additional product required to be built for the 2000 Olympic summer games.

The Company also utilized a $2.9 million in cash as a result of a paydown of its revolving credit facility and received $0.6 million from the issuance of common stock as a result of option exercises.

In April 2000, as discussed in the notes to the financial statements, the Company raised $20 million in connection with a private placement of 3,076,923 shares of common stock. The Company expects to apply the net proceeds, estimated to be $18.2 million, towards sales, marketing, the pursuit of strategic alliances and research and development in connection with its new media business.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended March 31, 2000 and 1999, sales to foreign customers were 45% and 54% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended March 31, 2000 and 1999 was a loss of $0.05 million and a gain of $0.15 million, respectively. The falling value of the Euro against the British pound has required the Company to discount its prices in Europe to be competitive with other manufacturers in that marketplace. Foreign currency hedging activity is not material to the Company's consolidated financial position, results of operations, or its cash flow.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. Changes in Securities

In April 2000 the Company completed a private placement of 3,076,923 shares of common stock at a price of $6.50 per share to certain "accredited investors" (as such term is defined in Regulation D promulgated under the Securities Act of 1933, as amended). Net proceeds to the Company were approximately $18.2 million. The Company expects to use the net proceeds for sales, marketing, the pursuit of strategic alliances and research and development in connection with its new media business. Oakes, Fitzwilliams and Co. Limited and C. E. Unterberg, Towbin acted as placement agents in connection with the private placement. The offering price per share was determined based on negotiations between the Company and the placement agents taking into account the historical trading history of the common stock and market conditions at the time. In connection with the private placement, the Company paid the placement agents an aggregate of $984,394 for commissions, structuring fees and expenses and issued the placement agents five year warrants, which are immediately exercisable, to purchase an aggregate of 151,914 shares of common stock at an exercise price of $6.50 per share. The sale of the securities was exempt from registration under the Securities Act of 1933 pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 promulgated thereunder which provides for an exemption for certain private sales of securities.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

(27) Financial Data Schedule

ITEM 6(b). Reports on Form 8-K

On April 12, 2000 the Company filed a report on Form 8-K pertaining to the private placement of $20 million of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 15, 2000	/s/ Roger Henderson
(Date)	Roger Henderson
President and Chief Executive Officer

May 15, 2000	/s/ Dawn Johnston
(Date)	Dawn Johnston
Senior Vice President and Chief Financial Officer