Form 10-Q
period 2000-06-30
CHYRON CORP
filed 2000-08-10
CIK 20232

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2000

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

Common Stock $.01 Par Value - 35,423,698 as of

July 27, 2000

This document consists of 15 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands except share amounts)
ASSETS
	(Unaudited) June 30, 2000	December 31, 1999
Current assets:
Cash and cash equivalents	$18,045	$ 5,453
Accounts receivable, net	13,251	11,751
Inventories, net	14,628	13,766
Investments	4,454
Prepaid expenses and other current assets	1,068	1,038
Total current assets	51,446	32,008

Property and equipment	9,224	10,583
Excess of purchase price over net tangible assets acquired	4,285	4,561
Investments		3,725
Software development costs	1,770	2,491
Other assets	5,017	5,013
TOTAL ASSETS	$71,742	$58,381

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$11,999	$10,469
Current portion of long-term debt	2,125	3,180
Capital lease obligations	311	598
Total current liabilities	14,435	14,247

Long-term debt	7,025	9,749
Convertible debentures	8,037	7,954
Capital lease obligations	375	367
Pension and other liabilities	3,795	3,552
Total liabilities	33,667	35,869

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding -
35,423,698 at June 30, 2000 and 32,092,533 at December 31, 1999	354	321
Additional paid-in capital	63,453	44,184
Accumulated deficit	(29,149)	(24,994)
Accumulated other comprehensive income	3,417	3,001
Total shareholders' equity	38,075	22,512
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$71,742	$58,381

See Notes to Consolidated Financial Statements
CHYRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2000 AND 1999 (In thousands except per share amounts)
(Unaudited)
	2000	1999
Net sales	$16,015	$16,199
Cost of products sold	8,490	11,035
Gross profit	7,525	5,164

Operating expenses:
Selling, general and administrative	7,469	7,363
Research and development	1,724	1,995
Restructuring and other nonrecurring charges		6,681

Total operating expenses	9,193	16,039

Operating loss	(1,668)	(10,875)

Interest and other expense, net	243	227

Loss before provision for income taxes	(1,911)	(11,102)

Provision for income taxes		14,076

Net loss	$(1,911)	$(25,178)

Net loss per common share - basic and diluted	$(.05)	$(.78)

Weighted average shares used in computing net loss per common share - basic and diluted	35,049	32,086

Comprehensive loss:
Net loss	$(1,911)	$(25,178)
Other comprehensive loss:
Foreign currency translation adjustment	(328)	(141)
Unrealized loss on securities available for sale	(3,207)

Total comprehensive loss	$ (5,446)	$(25,319)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (In thousands except per share amounts)
(Unaudited)
	2000	1999
Net sales	$30,824	$31,197
Cost of products sold	16,862	19,286
Gross profit	13,962	11,911

Operating expenses:
Selling, general and administrative	13,393	14,640
Research and development	3,503	3,839
Restructuring and other nonrecurring charges		6,681

Total operating expenses	16,896	25,160

Operating loss	(2,934)	(13,249)

Interest and other expense, net	1,221	529

Loss before provision for income taxes	(4,155)	(13,778)

Provision for income taxes		13,250

Net loss	$(4,155)	$(27,028)

Net loss per common share - basic and diluted	$(.12)	$ (.84)

Weighted average shares used in computing net loss per common share - basic and diluted	33,589	32,080

Comprehensive loss:
Net loss	$(4,155)	$(27,028)
Other comprehensive (loss) income:
Foreign currency translation adjustment	(439)	(418)
Unrealized gain on securities available for sale	855

Total comprehensive loss	$ (3,739)	$(27,446)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2000 AND 1999 (In thousands) (Unaudited)
	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(4,155)	$(27,028)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Restructuring and other nonrecurring charges		6,681
Depreciation and amortization	2,239	2,671
Non-cash settlement of interest liability	542
Deferred income tax provision		13,334
Changes in operating assets and liabilities:
Accounts receivable	(1,790)	5,752
Inventories	(1,007)	2,854
Prepaid expenses and other assets	14	(708)
Accounts payable and accrued expenses	1,850	(2,118)
Other liabilities	245	170
Net cash (used in) provided by operating activities	(2,062)	1,608

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(388)	(250)
Capitalized software development		(1,850)
Net cash used in investing activities	(388)	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydown of expiring credit facility		(8,493)
Net proceeds from new credit facility		8,688
Payments of term loan	(175)	(500)
(Payments) borrowings on revolving credit agreements, net	(3,322)	243
Proceeds from issuance of convertible debt		159
Payments of capital lease obligations	(243)	(201)
Net proceeds from sale of common stock	18,187
Proceeds from exercise of stock options	597
Net cash provided by (used in) financing activities	15,044	(104)

Effect of foreign currency rate fluctuations on cash and cash equivalents	(2)	(1)

Change in cash and cash equivalents	12,592	(597)

Cash and cash equivalents at beginning of period	5,453	1,585
Cash and cash equivalents at end of period	$18,045	$ 988

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2000 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 method of presentation.

2. NEW ACCOUNTING POLICIES

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company is in the process of determining the impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable is stated net of an allowance for doubtful accounts of $4.1 million and $3.3 million at June 30, 2000 and December 31, 1999, respectively.

4. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	June 30, 2000	December 31, 1999

Finished goods	$ 6,782	$ 6,262
Work-in-process	1,016	1,228
Raw material	6,830	6,276
	$14,628	$13,766

5. LONG-TERM DEBT

In connection with its $12 million credit facility with a bank, the Company is required to maintain a certain level of reported earnings. As of June 30, 2000, the Company was not in compliance with such financial covenant. Subsequently, the Company's lender amended the financial covenant requirement.

6. COMMON STOCK OFFERING

In April 2000, the Company raised $20 million in connection with a private placement of 3,076,923 shares of its common stock at a price of $6.50. The offering price per share was determined based on negotiations between the Company and its placement agents taking into account the historical trading history of the common stock and market conditions at such time. The price of the common stock, as listed on the NYSE, ranged between 5 7/16 and 9 7/16 on the various closing dates. The Company expects to apply the net proceeds, of approximately $18.2 million, towards sales, marketing, the pursuit of strategic alliances and research and development in connection with its new media business. The Company has filed a registration statement under the Securities Act of 1933 for purposes of registering these shares.

In connection with the private placement, the Company issued 151,914 warrants to the placement agents and 60,000 warrants to a consulting company to purchase common stock of the Company at an exercise price of $6.50. These warrants, which are immediately exercisable, will expire in April 2005.

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

Business Segment Information (In thousands)
		Graphics(1)	Media Management
Three months ended June 30, 2000
Net sales		$7,317	$8,698
Operating loss		(559)	(1,109)
Depreciation and amortization		468	724

Three months ended June 30, 1999
Net sales		6,875	9,324
Operating loss		(10,563)	(312)
Depreciation and amortization		587	757

Geographic Areas
	United States(1)	Europe	Other
Three months ended June 30, 2000
Net sales	$11,137	$ 4,249	$ 629
Operating loss	(806)	(750)	(112)

Three months ended June 30, 1999
Net sales	9,671	5,703	825
Operating loss	(9,498)	(1,178)	(199)

(1) Includes restructuring and other nonrecurring charges of $6,681 for the three months ended June 30, 1999.

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

Results of Operations

Overview

This discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto:

Comparison of the Three and Six Months Ended June 30, 2000 and 1999

Sales for the quarter ended June 30, 2000 were $16.0 million, a decrease of $0.2 million, or 1% over the $16.2 million reported for the second quarter of 1999. Sales for the six months ended June 30, 2000 were $30.8 million, a decrease of $0.4 million or 1% over the $31.2 million reported for the first six months of 1999. The decreases in both the three and six month levels result from a decline in the level of sales of media management products, offset to a lesser degree by an overall increase in the level of sales of graphics products. U.S. revenues in the three and six month periods ended June 30, 2000 increased by approximately $1.5 million and $2.7 million, respectively, but were offset by declines in revenues of $1.7 million and $3.1 million, respectively, in the international market. The primary factors contributing to the growth in the U.S. market are greater demand resulting from graphics product enhancements and the sale of an expanded routing system to one of the Company's major customers. The international broadcast market has been negatively impacted by a disappointing rollout of digital television in Europe resulting in lower than expected customer demand for media management products and the reduced value of the Euro against the British pound and the requirement to discount prices to remain competitive.

Gross margins for the second quarter of 2000 increased to 47.0% from 45.8% in the comparable quarter in 1999, exclusive of a $2.2 million write-down of inventory. Gross margins for the six month periods in 2000 and 1999, were 45.3%, exclusive of the write-down of inventory in 1999 mentioned above. The improvement in the three month margin was primarily due to improved margins resulting from product redesigns and lower overhead costs due to greater volume in the graphics sector offset to a lesser degree by the discounting in the international market of media management products discussed above.

In the second quarter of 1999, the Company adopted a more focused strategy on products that serve a broader spectrum of delivery options and eliminated certain non-producing products. Consequently, included in the results for the six months ended June 30, 1999 were nonrecurring charges totaling $6.7 million, of which $5.0 million was directly related to this change in strategy.

Selling, general and administrative (SG&A) expenses increased nominally by $0.1 million, to $7.5 million in the quarter ended June 30, 2000 compared to $7.4 million in the second quarter of 1999. SG&A expenses decreased by $1.2 million, or 8.5%, to $13.4 million in the first six months of 2000 compared to $14.6 million for the first six months of 1999. SG&A expenses in the core businesses declined as a result of the 1999 restructuring and have been offset by the Company's investment, of approximately $1 million, to implement its strategy to be a player in the new media marketplace. The Company anticipates that its efforts, and consequently its costs, will grow in future quarters as a result.

Research and development (R&D) costs in the second quarter of 2000 are less than the comparable 1999 levels by approximately $0.3 million. R&D costs decreased during the first six months of 2000 compared to the same period in 1999 by $0.3 million. The revised product strategy implemented at the end of the second quarter of 1999 resulted in the elimination of effort associated with non-strategic products, thereby reducing costs. Recently, efforts in this area have been redirected to graphics and streaming products for the Internet and Interactive TV. Overall R&D costs are expected to grow in future quarters as the Company increases its efforts to develop products and services for the new media marketplace.

Interest and other expense, net increased nominally in the three months ended June 30, 2000 as compared to 1999. During the comparable six month periods there was an increase of $0.7 million. This increase was due primarily to a non-cash charge of $0.5 million resulting from the Company's decision to satisfy an interest obligation related to its subordinated debentures. During the three and six month periods in 2000, interest expense was greater than in the comparable periods in 1999 as a result of interest related to the convertible debentures that were issued in the third quarter of 1999 and overall increased interest rates. The three and six month periods in 2000 also reflect the benefit of interest income earned on monies raised in a private placement in April 2000.

The Company did not record a tax benefit in the three and six months periods of 2000 relative to its operating loss. In the second quarter of 1999 the Company established a full valuation allowance against its U.S. deferred tax assets to recognize the uncertainty surrounding its realizability. Until the Company has U.S. taxable income, no additional benefit will be realized.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash on hand of $18 million and working capital of $37 million.

In April 2000, as discussed in the notes to the financial statements, the Company raised $20 million in connection with a private placement of 3,076,923 shares of common stock. The Company expects to apply the net proceeds, of approximately $18.2 million, towards sales, marketing, the pursuit of strategic alliances and research and development in connection with its new media business.

As set forth in the Consolidated Statements of Cash Flows, the Company used $2.1 million in cash from operations during the six months ended June 30, 2000 as compared to generating $1.6 million in cash for the comparable 1999 period. The utilization of cash from operations during the six month period ended June 30, 2000 results primarily from the realization of the net loss and the increase in accounts receivable and inventory balances, offset by an increase in accounts payable. The increase in accounts receivable during such period is directly related to the $3.2 million increase in the volume of sales in the second quarter of 2000 as compared to the fourth quarter of 1999. Inventories rose in the second quarter of 2000 due to the additional product required to be built for the new media business and the 2000 Olympic summer games.

The Company also utilized $3.5 million in cash to paydown its credit facility and received $0.6 million from the issuance of common stock as a result of option exercises.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended June 30, 2000 and 1999, sales to foreign customers were 30% and 40% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended June 30, 2000 and 1999 were a loss of $71,000 and a gain of $92,000, respectively.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is from time to time involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 24, 2000, the following proposals were adopted by the margin indicated:

The election of Charles M. Diker, Joseph A. Flaherty, Donald P. Greenberg, Roger Henderson, Alan J. Hirschfield, Christopher R. Kelly, Wesley W. Lang, Jr., Eugene M. Weber, and Michael Wellesley-Wesley, to the Board of Directors. No Director received less than 82% of the votes cast.

The ratification of the conversion feature of Series B 8% Subordinated Convertible Debentures (the "Debentures") which were purchased by four funds managed by Weiss, Peck & Greer, L.L.C. so as to allow such Debentures to be convertible into common stock of the Company under the rules of the New York Stock Exchange.

Share voting:

For:	17,769,747
Against:	150,096
Abstain:	660,966

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

(27) Financial Data Schedule.

ITEM 6(b). Reports on Form 8-K

On April 12, 2000 the Company filed a report on Form 8-K pertaining to the private placement of $20 million of common stock.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 10, 2000	/s/ Roger Henderson
(Date)	Roger Henderson
President and
Chief Executive Officer

August 10, 2000	/s/ Dawn Johnston
(Date)	Dawn Johnston
Senior Vice President and
Chief Financial Officer