Form 10-Q
period 2000-09-30
CHYRON CORP
filed 2000-11-09
CIK 20232

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2000
Commission File Number 1-9014
Chyron Corporation
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of Incorporation or organization)	(IRS Employer Identification No.)
5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)
(631) 845-2000
(Registrant's telephone number including area code)

N/A
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No	__

As of November 1, 2000 there were 35,473,693 shares of common stock, par value $.01 of the registrant issued and outstanding.

This document consists of 14 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)

ASSETS
	(Unaudited) September 30, 2000	December 31, 1999
Current assets:
Cash and cash equivalents	$14,842	$ 5,453
Accounts receivable, net	13,266	11,751
Inventories, net	14,129	13,766
Investments	2,635
Prepaid expenses and other current assets	1,269	1,038
Total current assets	46,141	32,008

Property and equipment	8,999	10,583
Excess of purchase price over net tangible assets acquired	4,147	4,561
Investments	125	3,725
Software development costs	1,459	2,491
Other assets	4,847	5,013
TOTAL ASSETS	$65,718	$58,381

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 9,915	$10,469
Current portion of long-term debt	2,799	3,180
Capital lease obligations	250	598
Total current liabilities	12,964	14,247

Long-term debt	6,714	9,749
Convertible debentures	8,037	7,954
Capital lease obligations	296	367
Pension and other liabilities	3,913	3,552
Total liabilities	31,924	35,869

Commitments and contingencies

Shareholders' equity:
Preferred stock: par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock: par value $.01
Authorized - 150,000,000 shares
Issued and outstanding -
35,473,693 at September 30, 2000 and 32,092,533 at December 31, 1999	355	321
Additional paid-in capital	63,522	44,184
Accumulated deficit	(31,519)	(24,994)
Accumulated other comprehensive income	1,436	3,001
Total shareholders' equity	33,794	22,512
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,718	$58,381

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(In thousands except per share amounts)

(Unaudited)
	2000	1999

Net sales	$14,027	$16,756
Cost of products sold	7,025	8,650
Gross profit	7,002	8,106

Operating expenses:
Selling, general and administrative	7,739	6,946
Research and development	1,790	1,898

Total operating expenses	9,529	8,844

Operating loss	(2,527)	(738)

Gain on sale of investments	477

Interest and other expense, net	(320)	(236)

Net loss	$(2,370)	$ (974)

Net loss per common share - basic and diluted	$ (0.07)	$ (.03)

Weighted average shares used in computing net loss per common share - basic and diluted	35,431	32,087

Comprehensive loss:
Net loss	$(2,370)	$ (974)
Other comprehensive income (loss):
Foreign currency translation adjustment	(305)	224
Unrealized loss on securities available for sale	(1,676)

Total comprehensive loss	$ (4,351)	$ (750)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(In thousands except per share amounts)

(Unaudited)
	2000	1999

Net sales	$44,851	$47,953
Cost of products sold	23,887	27,936
Gross profit	20,964	20,017

Operating expenses:
Selling, general and administrative	21,132	21,586
Research and development	5,293	5,737
Restructuring and other nonrecurring charges		6,681

Total operating expenses	26,425	34,004

Operating loss	(5,461)	(13,987)

Gain on sale of investments	477

Interest and other expense, net	(1,541)	(765)

Loss before provision for income taxes	(6,525)	(14,752)

Provision for income taxes		13,250

Net loss	$(6,525)	$(28,002)

Net loss per common share - basic and diluted	$ (.19)	$ (.87)

Weighted average shares used in computing net loss per common share - basic and diluted	34,208	32,083

Comprehensive loss:
Net loss	$(6,525)	$(28,002)
Other comprehensive loss:
Foreign currency translation adjustment	(744)	(194)
Unrealized loss on securities available for sale	(821)

Total comprehensive loss	$(8,090)	$(28,196)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

(In thousands)

(Unaudited)

	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(6,525)	$(28,002)
Adjustments to reconcile net loss to net cash from operating activities:
Restructuring and other nonrecurring charges		6,283
Depreciation and amortization	3,361	3,802
Non-cash settlement of interest liability	542
Gain on sale of investments	(477)
Deferred income tax provision		13,334
Changes in operating assets and liabilities:
Accounts receivable	(2,005)	2,652
Inventories	(819)	3,556
Prepaid expenses and other assets	(187)	(885)
Accounts payable and accrued expenses	3	(1,944)
Other liabilities	359	191
Net cash used in operating activities	(5,748)	(1,013)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(1,000)	(266)
Proceeds from sale of investments	620
Capitalized software development		(2,519)
Net cash used in investing activities	(380)	(2,785)

CASH FLOWS FROM FINANCING ACTIVITIES
Paydown of expiring credit facility		(8,493)
Net proceeds from new credit facility		8,688
Payments of term loan	(250)	(500)
Payments on revolving credit agreements, net	(2,753)	(839)
Proceeds from issuance of convertible debt		6,611
Payments of capital lease obligations	(363)	(440)
Net proceeds from sale of common stock	18,187
Proceeds from exercise of stock options and warrants	697
Net cash provided by financing activities	15,518	5,027

Effect of foreign currency rate fluctuations on cash and cash equivalents	(1)	3

Change in cash and cash equivalents	9,389	1,232

Cash and cash equivalents at beginning of period	5,453	1,585
Cash and cash equivalents at end of period	$14,842	$ 2,817

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2000 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2000 and 1999. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The December 31, 1999 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 1999 financial statements to conform to the 2000 method of presentation.

2. NEW ACCOUNTING POLICIES

In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), "Revenue Recognition in Financial Statements." SAB 101 summarizes certain of the SEC's views in applying generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB No. 101B to defer the effective date of implementation of SAB No. 101 until the fourth quarter of fiscal 2000. The Company has not yet determined the impact, if any, the adoption of SAB 101 will have on its financial position and results of operations.

3. ACCOUNTS RECEIVABLE

Accounts receivable is stated net of an allowance for doubtful accounts of $2.1 and $3.3 million at September 30, 2000 and December 31, 1999, respectively.

4. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	September 30, 2000	December 31, 1999

Finished goods	$ 6,158	$ 6,262
Work-in-process	1,027	1,228
Raw material	6,944	6,276
	$14,129	$13,766

5. COMMON STOCK OFFERING

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

6. NYSE CONTINUED LISTING STATUS

In August 1999, the Company received a notice from the New York Stock Exchange ("NYSE") indicating that it did not currently meet the new continued listing standards issued in late July 1999. The new criteria revised and raised the minimum requirement of stockholders' equity to $50 million from $12 million of net tangible assets and global market capitalization to $50 million from $12 million. Companies below these levels must submit a business plan to the NYSE demonstrating how the Company anticipates meeting the new standards within an eighteen month period. The period ends in the first quarter of 2001. The Company submitted its plan to the NYSE and received approval in December 1999. The Company will be working closely with the NYSE as the exchange monitors the Company's compliance with the plan on a quarterly basis.

7. SEGMENT INFORMATION

Chyron's businesses are organized, managed and internally reported as three segments. The segments, which are based on differences in products and technologies, are Graphics Products, Media Management Systems and New Media Services. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 1999. The Company is an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.

Business Segment Information (In thousands)		Media	New
	Graphics	Management	Media
Three months ended September 30, 2000
Net sales	$6,793	$7,209	$ 25
Operating profit (loss)	417	(1,199)	(1,745)
Depreciation and amortization	438	652	32

Three months ended September 30, 1999
Net sales	8,361	8,395
Operating loss	(507)	(231)
Depreciation and amortization	395	736

Geographic Areas
	United States	Europe	Other
Three months ended September 30, 2000
Net sales	$8,333	$ 5,037	$ 657
Operating loss	(45)	(2,159)	(323)

Three months ended September 30, 1999
Net sales	10,129	6,299	328
Operating profit (loss)	141	(835)	(44)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, acceptance of the Company's new media service products, rapid technological changes, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, ability to maintain its NYSE listing, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy.

Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

Comparison of the Three and Nine Months Ended September 30, 2000 and 1999

Sales for the quarter ended September 30, 2000 were $14 million, a decrease of $2.8 million, or 16.7% over the $16.8 million reported for the third quarter of 1999. Sales for the nine months ended September 30, 2000 were $44.9 million, a decrease of $3.1 million or 6.4% over the $48 million reported for the first nine months of 1999. Third quarter 2000 revenues consisted of $6.8 million from the graphics division and $7.2 million from the media management division. This compares to last year's third quarter breakdown of $8.4 million in each of the divisions. Revenues during the nine month periods ended September 30, 2000 and 1999 consisted of $20.7 million and $21.5 million, respectively, from the graphics division and $24.2 million and $26.5 million, respectively, from the media management division.

The graphics division is experiencing a transition. Duet is gaining acceptance in the U.S. and in Europe and shipments this quarter were the highest to date. This is, however, at the expense of the iNFiNiT! family of products which it is replacing. The Company's stillstore product, Aprisa, also gained momentum in 2000. In addition, last year's periods included a substantial number of system upgrades, in part to insure that customers were Y2K compliant. In the third quarter of 2000 the Company recorded revenues associated with the Sydney Olympics of approximately $1 million.

Overall media management revenues in the quarter were lower due to the near completion of a major contract for an expanded routing system and the effect of declining foreign currency exchange rates on U.K. revenues. Also impacting the nine month revenues is the disappointing rollout of digital television in Europe resulting in lower than expected customer demand for media management products and the reduced value of the Euro against the British pound and the decision to discount prices to remain competitive.

The Company generated nominal revenues in the third quarter of 2000 in connection with its new media division. This division, which can now offer streaming media services such as consultancy, equipment installation, encoding and webcasting, has begun to build a customer base in the U.K. and U.S.A.

Gross margins for the third quarter of 2000 increased to 50% from 48% in the comparable quarter in 1999. Gross margins for the nine month periods in 2000 and 1999, were 47% and 46% respectively, exclusive of a $2.2 million write-down of inventory in 1999. Margins in the graphics sector improved, in large part, to products provided to the Olympics and lower overhead costs. Margins in the media management division have declined due to the level of discounting in the international market due to competition and the reduced value of the Euro, but were offset, to a lesser degree by lower costs associated with product redesigns.

Selling, general and administrative (SG&A) expenses increased by $0.8 million, or 12%, to $7.7 million in the quarter ended September 30, 2000 compared to $6.9 million in the third quarter of 1999. SG&A expenses decreased by $0.5 million, or 2%, to $21.1 million in the first nine months of 2000 compared to $21.6 million for the first nine months of 1999. SG&A expenses in the core businesses declined as a result of the Q2 1999 restructuring and have continued to be reduced, primarily in the area of personnel as the reduction in force year over year is another 10% in the third quarter. These savings have been offset by the Company's expenditures, of approximately $1.7 million in Q3 2000, to implement its strategy in the new media marketplace. This division now employs 29 people. The Company anticipates that its efforts, and consequently its costs, will grow in future quarters as a result.

Research and development (R&D) costs in the third quarter of 2000 are less than the comparable 1999 levels by approximately $0.1 million. R&D costs decreased during the first nine months of 2000 compared to the same period in 1999 by $0.4 million. The revised product strategy implemented at the end of the second quarter of 1999 resulted in the elimination of effort associated with non-strategic products, thereby reducing costs. Recently, efforts in this area have been redirected to graphics and streaming products for the Internet and Interactive TV.

Interest and other expense, net increased in the three months ended September 30, 2000 as compared to 1999 by $0.08 million. Interest expense increased by approximately $0.07 million as a result of greater interest rates but was offset to a lesser degree by lower average borrowings. Interest income increased by $0.2 million due to interest earned on monies raised in a private placement in April 2000. Also included in this caption is the net impact of foreign exchange transactions for the three months ended September 30, 2000 and 1999 which was a loss of $0.13 million and a gain of $0.08 million, respectively.

Interest and other expense, net, increased $0.8 million during the nine month period ended September 30, 2000 as compared to 1999. This increase was due primarily to a non-cash charge of $0.5 million resulting from the Company's decision to satisfy an interest obligation related to its subordinated debentures.

The Company did not record a tax benefit in the three and nine months periods of 2000 relative to its operating loss. In the second quarter of 1999 the Company established a full valuation allowance against its U.S. deferred tax assets to recognize the uncertainty surrounding its realizability. Until the Company has U.S. taxable income, no additional benefit will be realized.

Liquidity and Capital Resources

At September 30, 2000, the Company had cash on hand of $14.8 million and working capital of $33.2 million.

In April 2000, as discussed in the notes to the financial statements, the Company raised $20 million in connection with a private placement of 3,076,923 shares of common stock. The Company is utilizing the net proceeds, of approximately $18.2 million, to invest in efforts associated primarily with sales, marketing, research and development and the pursuit of strategic alliances in connection with its new media business.

As set forth in the Consolidated Statements of Cash Flows, the Company used $5.7 million in cash from operations during the nine months ended September 30, 2000 as compared to using $1.0 million in cash for the comparable 1999 period. The utilization of cash from operations during the nine month period ended September 30, 2000 results primarily from the realization of the net loss and the increase in accounts receivable and inventory balances. The increase in accounts receivable during such period results from the $1.3 million increase in the volume of sales in the third quarter of 2000 as compared to the fourth quarter of 1999 and the timing of receipt of certain milestone payments. Inventory balances at the end of the third quarter of 2000 were higher due to the additional product required for the 2000 Olympic summer games and for demonstration purposes.

Cash used to acquire property and equipment in the nine month period in 2000 totaled $1 million of which $0.5 million relates to the infrastructure to support the Company's new media initiatives. The Company also utilized $3.4 million in cash to paydown its credit facility, received $0.7 million from the issuance of common stock as a result of exercises of options and warrants and $0.6 million from the sale of investments.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended September 30, 2000 and 1999, sales to foreign customers were 41% and 40% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended September 30, 2000 and 1999 were a loss of $0.13 million and a gain of $0.08 million, respectively.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

(27) Financial Data Schedule

ITEM 6(b). Reports on Form 8-K

The Company did not file any current reports on Form 8-K during its fiscal quarter ended September 30, 2000.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

November 9, 2000	/s/ Roger Henderson
(Date)	Roger Henderson
President and Chief Executive Officer

November 9, 2000	/s/ Dawn Johnston
(Date)	Dawn Johnston
Senior Vice President and Chief Financial Officer