Form 10-K
period 2000-12-31
CHYRON CORP
filed 2001-03-20
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission File Number 1-9014

CHYRON CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(631) 845-2000

Securities to be registered pursuant to Section 12(b) of the Act:

Common Stock, par value $.01	New York Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the Company on March 1, 2001 was $28,900,000. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 1, 2001 was 39,502,879.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 16, 2001 are incorporated by reference into Part III.

Exhibit index is located on page 47

This document consists of 51 pages

From time to time, including in this Annual Report on Form 10-K, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, ability to maintain its NYSE listing, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy.

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

Serving the television industry for three decades, we believe that we have established ourselves as a leading innovator in the development of television graphics and distribution systems, including products intended to meet the demands of digital and high definition television mandated by the U.S. Federal Communications Commission (the "FCC") in 1996. Chyron Graphics Division provides a broad range of hardware and software products that enhance the presentation of live and pre-recorded video and other data. Our Pro-Bel Division provides signal distribution systems, master control switchers, automation and media management packages and routers that are acclaimed in the broadcasting industry for superior performance and reliability. Our products enable customers to:

    create and manipulate text, logos and other graphic images using special effects such as 3D transforming, compositing and painting;
    manage, monitor and distribute video, audio and other data signals; and
    control edit processes and automate broadcast equipment.

The transition from analog to digital signals in the video and audio world has created a plethora of new opportunities to deliver interactive video and audio content to the consumer. These range from High Definition Television ("HDTV") to the Internet where the ability to deliver video without a broadcast license has attracted a growing number of companies who plan to integrate streamed video and audio media onto their web sites. We believe that many of these new entrants have little understanding of the technologies involved and little interest in acquiring such skills but see considerable value in the prospect of delivering high quality video to their customers.

We have a major presence in the broadcasting industry as one of the premier suppliers of software solutions in the fields of television broadcast and post production. As such, we believe we are well positioned to take advantage of these opportunities both as an equipment manufacturer and a solutions provider and have launched two new divisions targeted at streaming media and interactive TV.

Chyron Streaming Services Division ("CSS") has been established to provide complete turnkey solutions for streaming media technology and content management. The division's expertise focuses on the delivery and management of broadcast media including video, audio and meta data, as well as hardware, software and consulting services for streaming media applications, enabling businesses and institutions to provide streaming media through a comprehensive range of solutions.

As an integrated application, CSS addresses the critical areas of:

    Consulting: to provide full-service streaming media consultants and technical support.

    Encoding: to compress and prepare audio and video source materials for Internet streaming.

    Acquisition: to provide automated encoding of source materials at client locations.

    Scheduling: to automatically control live and pre-recorded streaming with simultaneous, multiple stream capabilities.

    Monitoring: to employ a monitoring system that provides an instant tracking program to identify the key point of a problem.

    Archiving: to store video and audio source materials for future use and quick accessibility.

CSS will specifically target larger non-broadcast corporate customers, e.g. newspaper and magazine publishers, sport and betting companies, retailers and the financial services sector. Indeed, all large corporations with ambitions to enhance their Internet presence with streamed media represent CSS's target market. On January 16, 2001, we completed the acquisition of Interocity Development Corporation ("Interocity"). Interocity's expertise in creative design and systems engineering, specializing in rich media design and development, will complement CSS's core capabilities of streaming, hosting, encoding, storage and media asset management.

The Chyron Interactive Division was created to provide hardware and software tools and products, combined with value-added service to broadcast clients, cable and network operators, independent television and Internet producers, production and post-production providers, and the interactive content community. Chyron products offer true interactivity, even during live broadcasts. The technology is expected to generate additional revenues for broadcast stations, cable companies, the television production community and the advertising community, introducing consumers to a new experience in television viewing.

The Interactive Division draws upon Chyron's 30 years of comprehensive experience in the delivery of on-air broadcast graphics and the Company's expertise in delivering tools and services aimed at live television. This technology, combined with the broadcast automation experience of Chyron's Pro-Bel Division, allows this division to provide a vast installed base of TV stations and networks with the ability to make interactive TV production routine, with minimal additional cost, using existing equipment and personnel. The software solution enables interactive content creation for a wide range of interactive platforms with a PC-based application. Chyron's tools also allow customers to repurpose existing television graphic assets.

Within its manufacturing divisions, Pro-Bel will continue to develop key enabling products which link high bandwidth and Internet streamed media. We are well positioned to benefit from the emergence of large and medium sized corporate customers as new originators of media who wish to "webcast" proprietary video and audio content. Our Pro-Bel subsidiary is a leader in video routers and other equipment enabling the management and delivery of high bandwidth digital video signals. It is also well established in the global broadcast community and recognized for the high quality and reliability of its products. Pro-Bel has recently developed the Clari• net product family specifically for web streaming applications.

Chyron Graphics will build on its leading brand image and large installed base in the broadcast graphics market by emphasizing the development of advanced web authoring and interactive graphics tools. We believe Chyron Graphics is the world leader in the "real-time" character generator market. It dominates the live, "on-air" TV graphics segment and its customers include most major broadcast, cable, satellite and post production facilities in the U.S. and Europe. Technical excellence, combined with a large installed base, has made Chyron the natural partner of Microsoft in its development of interactive graphics tools. On November 28, 2000 Chyron and Microsoft signed a joint development and cooperation agreement to integrate Chyron's interactive television production and streaming media products and services with Microsoft's TV platform and Windows Media technologies on a best efforts basis.

Products and Services

The Company offers a broad range of products that address the needs of the video and audio production, post-production and distribution markets. In addition, the Company is extending its product range to address the Internet market. The convergence of traditional media and the Internet is providing opportunities for the Company to develop new products and services to address customers' needs in the e-commerce, interactive TV, security and streaming media markets.

The Company's line of high performance graphics systems is used by many of the world's leading broadcast stations to display news flashes, election results, sports scores, stock market quotations, programming notes and weather information. The Company's signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites. The Company's line of control and automation systems is used to automate the steps used in the management, editing and distribution of video and audio content. In the area of new media, the Company is leveraging its expertise as a provider of broadcast tools to promote solutions for the creation and delivery of interactive content. In addition, an Internet coder has been launched that will enable companies to encode video and audio on the Internet.

Media Streaming

Clari• net is a broadcast-compliant streaming media coder used to encode video and audio for use on the Internet, providing a simple solution  for  applications such as webcasting a broadcast station's output or an on-line corporate briefing for shareholders. Unlike conventional PC's, Clari• net's reliability is guaranteed with the provision of dual power supplies, solid state disk storage and a Microsoft Embedded NT operating system.  This compact unit provides scaleable 'headless operation' with an LCD display for configuration and status monitoring.  In addition, the optional DSP audio pre-processor greatly improves the audio quality and eliminates the need for external signal processing equipment.  For larger streaming facilities, Clari• net DualStream offers enhanced functionality together with a centralized control platform and the unique ability to stream two separate video feeds or share the same input for dual format streaming.

Graphic Systems

Duet™ and Duet HD: Duet/Duet HD is a real-time 2D/3D serial digital video graphics processing platform that integrates open standards, a Windows NT® front end, and provides real-time performance for a variety of television graphics applications. Configurable as digital standard definition or digital HDTV, it is the most significant new graphics product introduction from Chyron since the iNFiNiT! ® , representing the next generation of video graphics engines. Currently shipped with Lyric™ graphics composition application, Duet HD offers the first ever serial digital high definition character generator capability. Lyric provides full text, graphics and object oriented animation capabilities in a Windows NT application. Lyric may be used on-line for real-time applications when installed on Chyron Duet hardware, or off-line for composition and preview purposes when installed on standard PCs. New features of Lyric 3.0, released in 2001, include full screen video squeeze-back, advanced effects (blinds, assemble, explosion, matrix, page turns, ripple), iNFiNiT! file export, zoom function for timeline editing, and Windows 2000 support. Lyric is a fast and easy-to-use package, with familiar features such as preference menus, undo/re-do and spell-checking. Import of numerous formats are supported, including True Type® fonts, TIFF and TGA bitmaps as well as iNFiNiT! messages, making Lyric a universal graphics tool.

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

Chyron Aprisa Clip/Stillstore Systems: The Aprisa family of DDR's and Stillstores has evolved further with the Aprisa SSX 601 digital multi-channel SSX Stillstore server, which offers up to six channels each with key, all in a single chassis. In addition, a number of new feature sets are available across the Aprisa line, including the iAprisa Web Streaming Option, which allows users easy access to high quality streaming on the web. The Aprisa CG Playback Option allows broadcast graphic artists and directors to playback Lyric-generated rolls, crawls and flipbooks in an independent frame buffer. Aprisa DDR Software Client brings remote capabilities and increased flexibility to asset management. The Aprisa 100 is a Windows NT based family of clip and stillstore systems. Providing sophisticated database functions, the Chyron Aprisa 100 allows play list creation and playback with effects, search, sort and editing. The Aprisa 250 Integrated Clip/Stillstore, provides the combined functionality of a 90-minute, dual-stream digital disk recorder and a single channel Aprisa 100 Stillstore in one chassis. This combo offers an affordable and feature-packed solution for delivering animated on-air graphics. Finally, the Aprisa Video Graphics Server SAN enables true real-time sharing of media resources, either locally or across a SAN.

iNFiNiT! Family of Graphics and Character Generators: Chyron's family of iNFiNiT! products has long been the standard for broadcast quality character generators. Largely due to the iNFiNiT! family line, Chyron believes that it has a 60-70% share of the installed base of the high-end broadcast character generator market in the U.S.

The flagship iNFiNiT! is a dual-user graphics workstation with one to three output channels, each with a dedicated key signal. MAX!> ® is a single-user graphics system with one or two separate video and key channels. MAXINE! ® is a single channel/single-user character generator. MAX!> and MAXINE! have similar feature sets and effective resolution as the iNFiNiT!. All systems can be configured with analog or digital outputs. WiNFiNiT!, an optional PC-based graphical user interface, utilizes the Microsoft Windows® 95 or Windows NT operating systems. Version 12.0 software, released in 2001, features support for interactive television link and hot-spot triggering, support for control and triggering of external systems and creation of thumbnail images.

Other options include Transform™ animation, Intelligent Interface® remote control, iNFiNiT! Third Channel Output option, MAXINE! Preview, IMAGESTOR! stillstore and various paint and composition packages.

Compact Graphics and Character Generators: The Company's compact character generators, sold under the CODI® and PC-CODI names, provide real-time text, titling and logo generation which are used for broadcasting time, temperature, weather warnings, sports statistics, scoreboards, news updates and financial information. During 2000, Digital PC Codi was launched with compatibility to existing CODI software and ease of interaction. CODI products may operate through touch screens for real-time on-screen drawing. They can work with standard computer platforms regardless of operating system or system performance.

Signal Distribution and Automation

Signal Routing and Control:

Pro-Bel provides a vast range of routing and control solutions for matrix systems which process and distribute multimedia signals.

Eclipse: A family of high performance, large-scale routing switchers, providing cost effective and compact serial digital video, mixed format SDV/HDTV as well as AES audio routing. Incorporating sophisticated power supply monitoring and internal cooling, the Eclipse routers also have extensive in-field expansion capabilities, ensuring an easy path to the future.

Freeway:  Offering the most comprehensive and flexible architecture, Freeway is a true multi-format system, enabling in-field upgrades from analog to digital, and even allowing format conversion of audio within the router.  With support for RS422 control and telecom signals, together with a powerful internal control system, Freeway is the number one choice for small to medium scale applications in the broadcast, transmission, post production and outside broadcast environments.

MADI: Offering solutions for a diverse range of applications from large scale broadcast center routing to live theatre sound reinforcement, Pro-Bel's MADI family (Multiplexed Audio Digital Interface) combines advanced digital technology with precision format conversion techniques.

TS & TM Series:  For the smaller requirement, such as monitoring, bypass or preview selection, a wide range of self contained products are available, from TS16 - for 16 x 4 applications, to the TM 16 for more sophisticated 16 x 16 requirements.

Aurora Router Control: Aurora encompasses a range of hardware and software control elements.  Each can be used as a control system in its own right, permitting users to choose either hardware or software based control.  However, when used together they provide an incredibly powerful, integrated control platform.

Control Panels:  A wide range of pushbutton and keypad control panels are available to suit various requirements and budgets.

Modular Interfacing:

Pro-Bel has two modular products families covering an extensive range of functions; ICON, recommended for new installations, comprises an innovative and flexible rackframe and accommodates advanced signal processing functions.  In addition, the ICON range includes traditional system components such as distribution amplifiers and small switchers.  The 6063 range is based around an economic rackframe architecture, ideally suited to general purpose distribution applications.

Automation & Asset Management Systems:

Pro-Bel offers the complete solution for television station transmission automation.  The broadcast automation product line is partnered with MAPP, a powerful modular asset management system. The systems are designed to work across the three main areas of the broadcast operation: Ingest, Storage and Playout.  In each area a range of fully integrated software components are available, depending on the complexity of the operation.

Asset  Management  -  MAPP is a Windows based, video server management and control system, allowing an unlimited number of users on a network or even wide area network to record, track, browse, cache and replay broadcast material according to a user-defined schedule.  MAPP easily interfaces with disk based video servers manufactured by many different vendors.

Meridian:  The fast-track to station automation, Meridian incorporates many of the advantages available in larger systems by integrating a number of key applications for ingest and playout.

Compass and Sextant: Provides comprehensive station automation for single and multi-channel operations, with Compass controlling a larger number of devices including large cart machines. Sextant can be upgraded to Compass functionality.  Unique real-time hardware platform with redundant controllers and power supplies provides reliability.  Users edit schedules and interface to traffic systems via standard NT workstations that provide familiar and intuitive operation.

Network Management:

COSMOS is Pro-Bel's workflow management system, providing status information and reconfiguration capability for a complete broadcast installation over a computer network. Even off-site engineers, alerted via e-mail or SMS messages can log into the central server, find out the nature of the reported fault and carry out any reconfiguration required.  The system embraces not only processing and routing hardware but software products, including integration with a growing number of COSMOS partners.

Digital Master Control Switchers:

TX 320 and TX 310: Compact and cost effective, these switchers process serial digital video and digital analog or embedded audio inputs. For sophisticated transitions, an optional 3D DVE may be added. TX Series master control switchers provide unique built-in integration with Pro-Bel Compass/Sextant automation and maximum flexibility, where one panel can control many channels, or a number of panels can share channels. With its multi-channel capability, the TX Series panels can control HDTV channels along side standard definition digital channels, permitting a seamless migration to high definition operation.

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

Training courses are available through the Company and range in length from a few days to a few weeks and consist of a mix of classroom discussions and hands-on training. The Company offers training courses for many of its products at its Melville (New York) headquarters and its Reading (United Kingdom) and Atlanta (Georgia) centers. The Company also conducts on-site training. Installation assistance, hardware and software maintenance contracts and spare parts are made available by the Company. The Company believes support contracts and a responsive spare parts supply service facilitate customer satisfaction. Service is provided both domestically and internationally by the Company or its appointed dealers and representatives. The Company also provides sales and service support to its dealers from time to time. The Company provides warranties on all of its products ranging from ninety days to two years.

Research and Development

The Company's research and product development, conducted primarily in Melville, New York and Reading, United Kingdom, is focused on the continued enhancement of its existing products and the development of new ones. Recent efforts have focused on products and services to serve the new media marketplaces of the Internet and Interactive TV. Product development efforts also include both graphic products and routers and switchers which will comply with the FCC ruling of October 1996. The Company believes this ruling will affect the broadcast industry across the next decade and beyond, specifically the adoption of digital television. Historically, the Company has focused its efforts toward the development of complete systems rather than of either hardware or software standing alone.

During 2000, 1999 and 1998, the Company expensed approximately $6.9 million, $7.3 million and $9.5 million, respectively, for research and development. Amounts are net of amounts capitalized with respect to software development costs incurred in connection with the development of new products and the modification and enhancement of existing products.

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

Competition

The markets for graphics imaging, editing and animation systems, signal routing systems and media storage systems are highly competitive and are characterized by rapid technological change and evolving industry standards. Rapid obsolescence of products, frequent development of new products and significant price erosion are all features of the industry in which the Company operates. The FCC's recent ruling requiring broadcasters to utilize DTV transmission by 2006 will require large future capital expenditures by the broadcast industry. Management recognizes this as an opportunity for the Company in the market place, but, as a result, the Company also anticipates increased competition from both existing companies and new market entrants. The Company is currently aware of several major and a number of smaller competitors. In the graphics area, the Company believes its primary competitors are Aston Electronic Designs Limited, Pixel Power, Pinnacle Systems Inc., and Inscriber. In the signal management area, the Company believes its primary competitors are nVision, Leitch Incorporated, Philips Electronics N.V., and Grass Valley Group. In the control and automation area, the Company believes its primary competitors are Drake, Louth Automation, Philips Electronics N.V., Sony Corporation and Omnibus. In the area of streaming services, the Company believes its primary competitors are Loudeye Technologies, Akamai Technologies and Razorfish. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. In addition, certain product categories and market segments, on a region-by-region basis, in which the Company does or may compete, are dominated by certain vendors.

Employees

As of December 31, 2000, the Company employed 326 persons on a full-time basis, including 60 in sales and marketing, 120 in manufacturing and testing, 32 in customer support, service and training, 46 in finance and administration and 68 in research and development. None of these employees are represented by a labor union.

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

ITEM 2. PROPERTIES

The executive offices and principal office of the Company and its graphics business are located in Melville, New York pursuant to a lease that expires on June 30, 2004. This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. The Company also maintains a sales office in Dunwoody, Georgia of 2,700 square feet, and in Hong Kong of 2,000 square feet pursuant to leases which expire on November 30, 2002 and April 26, 2001, respectively. In the United Kingdom, the Company's executive office is located in Reading, United Kingdom where it owns a facility of approximately 19,000 square feet. This facility is used for manufacturing, research and development and marketing. The Company occupies additional facilities in the United Kingdom in Reading and Andover, used primarily for research and development and manufacturing, which total approximately 28,000 square feet pursuant to leases which expire from December 25, 2012 through September 29, 2020. The Company currently utilizes 90% to 100% of the space of all of its facilities. Management currently believes that each facility is suitable for its existing operations and does not foresee the need for any significant expansion of its current facilities.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2000, there were no matters submitted to a vote of the Chyron shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

Chyron's common stock is traded on the New York Stock Exchange ("NYSE") under the ticker symbol "CHY." The approximate number of holders of record of the Company's common stock at March 1, 2001 was 5,200.

The following table sets forth the high and low reported sales price for the Company's common stock:

Price Range of Common Stock

	High	Low

Year ended December 31, 2000
Fourth quarter	$3.375	$1.125
Third quarter	4.750	1.625
Second quarter	11.25	2.437
First quarter	13.50	1.500

Year ended December 31, 1999
Fourth quarter	$4.250	$0.656
Third quarter	1.938	1.125
Second quarter	3.125	1.438
First quarter	2.750	1.500

On March 1, 2001, the closing price of the Company's common stock as reported on the NYSE was $1.26.

In August 1999, the Company received a notice from the NYSE indicating that it did not currently meet the new continued listing standards issued in late July 1999. The new criteria revised and raised the minimum requirement of stockholders' equity to $50 million, from $12 million of net tangible assets and global market capitalization to $50 million from $12 million. Companies below these levels were required to submit a business plan to the NYSE demonstrating how the company anticipates meeting the new standards within an eighteen-month period. The Company submitted its plan to the NYSE and received approval on December 28, 1999. In January 2001, the NYSE filed a proposed rule change with the SEC which would clarify how the exchange would deal with certain circumstances presented by companies operating under a plan. The proposal indicates that the exchange may continue to list a company for up to an additional year if it has re-established itself under one of the measurement tests and appears likely to re-establish the other shortly. The exchange would continue to monitor a company during any extension and would be able to take action if it became clear that the measurement would not be re-established. The Company remains in regular communication with the exchange and is waiting to hear from the exchange as to what new rules, if any, will be adopted. In the event no new rule is adopted, or the Company is not approved for an extension, the Company would seek an alternative method of trading for its securities.

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

During late 1998 and 1999 the Company raised $7.7 million through the issuance of Series A and Series B 8% subordinated convertible debentures, due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A debentures, totaling $1.2 million, are convertible, at any time, at the option of the holders thereof, into Common stock of the Company at a conversion price of $2.466 per share. The Series A debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date.

The Series B debentures, totaling $6.5 million, are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. The Series B debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest, which is payable quarterly, may be paid in the form of additional debentures until July 15, 2001. Through December 31, 2000, approximately $0.3 million of interest was paid in the form of additional debentures issued by the Company.

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

In April 2000, the Company raised gross proceeds of $20 million in connection with a private placement of 3,076,923 shares of its common stock at a price of $6.50. The offering price per share was determined based on negotiations between the Company and its placement agents taking into account the historical trading history of the common stock and market conditions at such time. The price of the common stock, as listed on the NYSE, ranged between 5 7/16 and 9 7/16 on the various closing dates. The Company is utilizing the net proceeds, of approximately $18.2 million, to fund expenditures in the area of sales, marketing, the pursuit of strategic alliances and research and development in connection with its new media business. The private placement was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of the Company's knowledge, the purchasers acquired them for their own accounts, and not with a view to any distribution thereof. In connection with the private placement, the Company issued 151,914 warrants to the placement agents and 60,000 warrants to a consulting company to purchase common stock of the Company at an exercise price of $6.50. These warrants, which are immediately exercisable, will expire in April 2005.

In November 2000, Microsoft purchased 3,096,774 shares of common stock of the Company at a price of $1.9375, totaling $6 million. As a result, Microsoft owns approximately 8% of the Company. The stock purchase agreement provides that for as long as Microsoft holds securities in excess of 1% of the outstanding shares of common stock of the Company, Microsoft will have the right to participate in future sales of equity securities by the Company in accordance with it's pro rata share of ownership immediately prior to the issuance of the equity securities. The Company is using the proceeds from the sale to fund the development of interactive tools and the growth of the Company's streaming services division.

In November 2000, the Company purchased a 20% interest in Video Technics, Inc. ("Video Technics") for $500,000 and 300,000 shares of common stock. The value of the stock on the date of purchase was $582,000 or $1.94 per share.

The issuance of stock in the Microsoft and Video Technics transactions was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, all of which are contained in this Annual Report on Form 10-K.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998	1997	1996(1)
Statement of Operations Data:
Net sales	$56,272	$60,709	$83,710	$86,774	$82,608
Gross profit	25,928	26,058	39,460	39,830	42,667
Operating expenses:
Selling, general and administrative	29,858	28,166	31,420	29,662	22,349
Research and development	6,862	7,315	9,537	6,822	5,253
Non-recurring charges		6,681	3,979	3,082
Total operating expenses	36,720	42,162	44,936	39,566	27,602
Operating (loss) income	(10,792)	(16,104)	(5,476)	264	15,065
Gain on sale of investments	607	541	1,194
Interest and other expense, net	(1,723)	(1,272)	(1,786)	(1,242)	(1,666)
Net (loss) income	(11,908)	(29,784)	(4,447)	(760)	8,654
Net (loss) income per common share (2) (3)-
Basic	$ (.34)	$ (.93)	$ (.14)	$ (.02)	$ .27
Diluted	$ (.34)	$ (.93)	$ (.14)	$ (.02)	$ .27
Weighted average number of common shares outstanding (2) (3) -
Basic	34,824	32,084	32,058	32,538	31,825
Diluted	34,824	32,084	32,058	32,538	32,327

	As of December 31,
	2000	1999	1998	1997	1996(1)
Balance Sheet Data:
Cash and cash equivalents	$15,332	$ 5,453	$1,585	$2,968	$4,555
Working capital	31,019	17,761	30,036	38,955	45,362
Total assets	65,828	58,381	83,116	94,080	91,403
Long-term obligations	18,602	21,622	17,315	21,959	21,226
Shareholders' equity	32,961	22,512	49,770	53,962	53,946

(1) Includes the operations of Pro-Bel since its acquisition on April 12, 1996.

(2) Adjusted to reflect the reverse stock split effected on February 7, 1997.

(3) Adjusted to reflect FASB Statement No. 128, "Earnings Per Share."

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

General

The following is a discussion of the consolidated financial condition and results of operations of the Company for the periods indicated. This discussion should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in this Annual Report. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

Net Sales. Net sales for the year 2000 were $56.3 million, a decrease of $4.4 million, or 7.3% from the $60.7 million reported in 1999. Net sales during the years ended December 31, 2000 and 1999 consisted of $26.9 million and $28.0 million, respectively, from the graphics division and $29.4 million and $32.7 million, respectively, from the signal distribution and automation division.

The graphics division is experiencing a transition. Sales continue to be impacted by the shift from the high-end iNFiNiT! products to the lower priced Windows NT-based Duet and Aprisa clip/stillstore products. Duet is gaining acceptance in the U.S. and in Europe and sales in 2000 were double those in 1999. The Company's clip/stillstore product, Aprisa, also gained momentum in 2000 by doubling its revenues. In the year 2000 the Company recorded revenues associated with the Sydney Olympics of approximately $1 million. Sales in 1999 reflect a substantial number of system upgrades, in part to insure that customers were Y2K compliant.

Sales in the signal distribution and automation division were lower primarily as a result of a disappointing rollout of digital television in Europe and unfilled orders resulting from disruptions caused by the implementation of the division's new inventory-management system. Differences in exchange rates accounted for over $1 million of the decline.

The Company generated nominal revenues in 2000 in connection with its new media division. This division, which was formally launched in November 2000, has begun to build a customer base in the U.K. and U.S. Streaming media services such as consultancy, equipment installation, encoding and webcasting, are now being offered.

Gross Profit. Gross margins for the year ended December 31, 2000 and 1999, were 46% and 47%, respectively, exclusive of a $2.2 million write-down of inventory in 1999. Margins in the graphics sector improved, in large part, to products provided to the Olympics and lower overhead costs. Margins in the signal distribution and automation division have declined as a result of product mix due to the relative proportion of hardware versus software products, reduced pricing in the international market due to competition and the reduced value of the Euro, but were offset, to a lesser degree by lower costs associated with product redesigns.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $1.7 million, or 6%, to $29.9 million in 2000 compared to $28.2 million in 1999. SG&A expenses in the core businesses declined as a result of the 1999 restructuring and have continued to be reduced, primarily in the area of personnel as the reduction in personnel year over year is 8%. These savings have been offset by the Company's expenditures, of approximately $6.3 million in 2000, associated with the efforts relative to its new media division.

Research and Development Expenses. Research and development (R&D) costs decreased during 2000 compared to 1999 by $0.5 million. The revised product strategy implemented at the end of the second quarter of 1999 resulted in the elimination of effort associated with non-strategic products, thereby reducing costs. Recently, efforts in this area have been redirected to graphics and signal distribution and automation products for the Internet and Interactive TV.

Gain on Sale of Investments. During 2000, the Company sold approximately 23% of its remaining investment in RT-Set. This transaction resulted in a net gain of approximately $0.6 million. During 1999, the Company sold approximately 18% of its original investment in RT-Set. This transaction resulted in a net gain of approximately $0.5 million.

Interest and Other Expenses. Interest and other expense, net, increased $0.5 million during 2000 as compared to 1999. This increase was due primarily to a non-cash charge of $0.5 million resulting from the Company's decision to satisfy an interest obligation related to its subordinated debentures. Overall, interest rates were higher in 2000 as compared to 1999 but were offset by lower average borrowings. During 2000, the Company recognized interest income on investments of approximately $0.7 million. A loss of $0.3 million was recognized in 2000 as a result of foreign exchange rates as compared to a gain of $0.3 million in 1999.

Provision/Benefit for Income Taxes. The Company did not record a tax benefit in 2000 relative to its operating loss. In the second quarter of 1999 the Company established a full valuation allowance against its U.S. deferred tax assets to recognize the uncertainty surrounding its realizability. Until the Company has U.S. taxable income, no additional benefit will be realized.

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

Liquidity and Capital Resources

At December 31, 2000, the Company had cash on hand of $15.3 million and working capital of $31.0 million. Subsequent to the close of the year, the Company acquired Interocity Development Corporation for $6 million, inclusive of $5 million in cash.

In April 2000, as discussed in the notes to the financial statements, the Company raised $20 million in connection with a private placement of 3,076,923 shares of common stock. In addition, Microsoft purchased 3,096,774 shares of common stock of the Company, at a price of $1.9375, totaling $6 million. As a result, Microsoft owns approximately 8% of the Company. The Company is utilizing the net proceeds of these transactions, of approximately $24 million, to invest in efforts associated primarily with sales, marketing, research and development and the pursuit of strategic alliances in connection with its new media divisions.

As set forth in the Consolidated Statements of Cash Flows, the Company used $8.8 million in cash from operations during 2000 as compared to providing cash of $1.2 million for the comparable 1999 period. The utilization of cash from operations during 2000 results primarily from the realization of the net loss and increases in accounts receivable, accounts payable and inventory balances. The increase in accounts receivable results from the timing of receipt of certain milestone payments. Inventory balances at the end of 2000 were higher due to procurement of additional critical parts and product required for demonstration purposes.

Cash used to acquire property and equipment in 2000 totaled $2.0 million of which $1.2 million related to the infrastructure established to support the Company's new media initiatives. The Company also utilized $3.9 million in cash to pay down its credit facility, received $0.7 million from the issuance of common stock as a result of exercises of options and warrants and $0.8 million from the sales of investments.

The Company provides signal distribution and graphics products to the broadcast industry for use in digital television. Currently, its customers are facing capital budget constraints in anticipation of a slowdown in the U.S. economy, and there are few signs of growth in its traditional markets. In addition, the Company has sustained losses from operations in each of the three years ended December 31, 2000, and has failed its financial covenant under its credit agreement for which it obtained waivers and/or amendments. The Company plans to approach 2001 with caution, adopting a modest outlook for growth, and sizing the business accordingly. The Company plans to size the core businesses to a level that will not significantly reduce its cash resources while continuing to invest prudently in its new initiatives. The Company operates in a rapidly changing environment and it must remain responsive to changes as they occur. The Company has configured its business with a substantial level of variable costs, giving it the flexibility to reduce costs if economic conditions deteriorate. The Company has the ability and intention to reduce or delay discretionary expenditures such that it will have sufficient cash resources through December 31, 2001, however, there can be no assurance that the Company will be able to adjust its variable costs in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments should defaults occur.

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

Industry Transition to Digital Standards

As discussed above, in October 1996, the FCC adopted a new digital television standard. Conversion to the new standard will produce a potentially great opportunity to companies involved in the broadcast industry and related business; however, this change has caused uncertainty, hesitation and confusion for broadcasters and other customers in their decisions on capital spending. The delay in capital spending by broadcasters has affected the level of the Company's sales. The method and timing of broadcasters' conversion to digital television is very important to the future operating results of the Company.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the years ended December 31, 2000 and 1999, sales to foreign customers were 39% and 44% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the years ended December 31, 2000 and 1999 were a loss of $0.3 million and a gain of $0.3 million, respectively.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:	Page

Report of Independent Auditors - PricewaterhouseCoopers LLP	23

Consolidated Balance Sheets at December 31, 2000 and 1999	24

Consolidated Statements of Operations for the Years Ended December 31, 2000,
1999 and 1998	25

Consolidated Statements of Cash Flows for the Years Ended December 31, 2000,
1999 and 1998	26

Consolidated Statements of Shareholders' Equity for the Years Ended December
31, 2000, 1999 and 1998	27

Notes to the Consolidated Financial Statements	28-46

Financial Statement Schedules:

II - Valuation and Qualifying Accounts	50

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of Chyron Corporation

In our opinion, the consolidated financial statements listed in the index appearing under Items 14(a)(1) and (2) on page 47 present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 2000 and 1999 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Melville, New York

March 9, 2001

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,
Assets	2000	1999
Current assets:
Cash and cash equivalents	$15,332	$ 5,453
Accounts receivable, net	13,365	11,751
Inventories, net	14,503	13,766
Investments	603
Prepaid expenses and other current assets	1,481	1,038
Total current assets	45,284	32,008

Property and equipment	9,274	10,583
Excess of purchase price over net tangible assets acquired	5,042	4,561
Investments	154	3,725
Software development costs	1,231	2,491
Pension and other assets	4,843	5,013
TOTAL ASSETS	$65,828	$58,381

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$11,870	$10,469
Current portion of long-term debt	2,141	3,180
Capital lease obligations	254	598
Total current liabilities	14,265	14,247

Long-term debt	6,571	9,749
Convertible debentures	8,037	7,954
Capital lease obligations	323	367
Pension and other liabilities	3,671	3,552
Total liabilities	32,867	35,869

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares,
Issued and outstanding - 38,870,467 and 32,092,533 at
2000 and 1999, respectively	389	321
Additional paid-in capital	70,022	44,184
Accumulated deficit	(36,902)	(24,994)
Accumulated other comprehensive (loss) income	(548)	3,001
Total shareholders' equity	32,961	22,512
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$65,828	$58,381

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2000	1999	1998

Net sales	$56,272	$60,709	$83,710
Cost of products sold	30,344	34,651	44,250
Gross profit	25,928	26,058	39,460

Operating expenses:
Selling, general and administrative	29,858	28,166	31,420
Research and development	6,862	7,315	9,537
Non-recurring charges		6,681	3,979

Total operating expenses	36,720	42,162	44,936

Operating loss	(10,792)	(16,104)	(5,476)

Gain on sale of investments	607	541	1,194

Interest and other expense, net	(1,723)	(1,272)	(1,786)

Loss before provision for income taxes	(11,908)	(16,835)	(6,068)

(Provision) benefit for income taxes		(12,949)	1,621

Net loss	$(11,908)	$(29,784)	$(4,447)

Net loss per common share - basic
and diluted	$ (.34)	$ (.93)	$ (.14)

Weighted average shares used in computing net
loss per common share:
Basic	34,824	32,084	32,058
Diluted	34,824	32,084	32,058

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31,
	2000	1999	1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(11,908)	$(29,784)	$(4,447)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Gain on sale of investments	(607)	(541)	(1,194)
Restructuring and other non-recurring charges		6,256	3,019
Depreciation and amortization	4,482	5,556	4,719
Non-cash settlement of interest liability	542
Provision (benefit) for deferred income taxes		13,269	(1,102)
Changes in operating assets and liabilities:
Accounts receivable	(2,042)	6,435	2,071
Inventories	(1,092)	3,609	5,196
Prepaid expenses and other assets	(395)	350	(293)
Accounts payable and accrued expenses	2,055	(3,936)	(644)
Other liabilities	117	22	(556)
Net cash (used in) provided by operating activities	(8,848)	1,236	6,769

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of investment in business	(500)
Gross proceeds from sale of investments	822	750	2,746
Acquisition of property and equipment	(2,093)	(439)	(2,323)
Capitalized software development		(3,129)	(3,181)
Net cash used in investing activities	(1,771)	(2,818)	(2,758)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown of expiring credit facility		(8,493)
Net proceeds from new credit facility		8,688
Payments of term loan	(450)	(1,225)	(3,500)
Borrowings from (payments of) revolving credit agreement, net	(3,465)	415	(2,691)
Proceeds from issuance of convertible debentures		6,611	1,133
Payments of capital lease obligations	(394)	(547)	(338)
Net proceeds from sales of common stock	24,110
Proceeds from exercise of stock options and warrants	697
Net cash provided by (used in) financing activities	20,498	5,449	(5,396)

Effect of foreign currency rate fluctuations on cash and
cash equivalents		1	2

Change in cash and cash equivalents	9,879	3,868	(1,383)
Cash and cash equivalents at beginning of year	5,453	1,585	2,968
Cash and cash equivalents at end of year	$15,332	$ 5,453	$ 1,585

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$1,378	$ 859	$ 1,126
Income taxes paid	$ 0	$ 203	$ 391

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(loss)	Total

Balance at January 1, 1998	32,591	$ 326	$44,016	$ 9,237	$ 383	$53,962

Net loss				(4,447)		(4,447)

Cumulative translation adjustment					255	255

Total comprehensive loss						(4,192)

Contingent shares canceled	(533)	(5)	5

Balance at December 31, 1998	32,058	321	44,021	4,790	638	49,770

Net loss				(29,784)		(29,784)

Cumulative translation adjustment					(284)	(284)

Unrealized gain on available for
sale securities					2,647	2,647

Total comprehensive loss						(27,421)

Issuance of common stock
as compensation	35		52			52

Warrants issued for consulting services
and in connection with debenture
issuance			111			111

Balance at December 31, 1999	32,093	321	44,184	(24,994)	3,001	22,512

Net loss				(11,908)		(11,908)

Cumulative translation adjustment					(768)	(768)

Unrealized loss on available
for sale securities					(2,781)	(2,781)

Total comprehensive loss						(15,457)

Settlement of interest liability			409			409

Exercise of stock options	233	2	595			597

Conversion of debentures	20		49			49

Sale of common stock to Microsoft, net	3,097	31	5,922			5,953

Issuance of stock in connection with
investment in Video Technics	300	3	578			581

Sale of common stock in connection
with private placement, net	3,077	31	18,126			18,157

Warrants issued and exercised	50	1	159			160

Balance at December 31, 2000	38,870	$389	$70,022	$(36,902)	$ (548)	$32,961

See Notes to Consolidated Financial Statement

CHYRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") develop, manufacture, market and support a broad range of equipment, software and systems, including paint and animation systems, character generators, signal distribution systems, master control switchers and broadcast automation and media management packages. The worldwide market for equipment, software and systems used in the production and presentation of video and audio content encompasses major television networks, cable television broadcasters, direct to home satellite program distributors, production companies and post-production houses, as well as organizations and individuals creating materials such as corporate and specialized video and audio presentations. The Company has recently expanded its efforts toward developing new products and services that will address the Internet and interactive marketplaces.

The Company provides signal distribution and graphics products to the broadcast industry for use in digital television. Currently, its customers are facing capital budget constraints in anticipation of a slowdown in the U.S. economy, and there are few signs of growth in its traditional markets. In addition, the Company has sustained losses from operations in each of the three years ended December 31, 2000, and has failed its financial covenant under its credit agreement for which it obtained waivers and/or amendments. The Company plans to approach 2001 with caution, adopting a modest outlook for growth, and sizing the business accordingly. The Company plans to size the core businesses to a level that will not significantly reduce its cash resources while continuing to invest prudently in its new initiatives. The Company operates in a rapidly changing environment and it must remain responsive to changes as they occur. The Company has configured its business with a substantial level of variable costs, giving it the flexibility to reduce costs if economic conditions deteriorate. The Company has the ability and intention to reduce or delay discretionary expenditures such that it will have sufficient cash resources through December 31, 2001, however, there can be no assurance that the Company will be able to adjust its variable costs in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments should defaults occur.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in affiliates of less than 20% are stated at cost. Investments in companies representing ownership interests of 20% to 50% are accounted for by the equity method in accordance with Accounting Principles Board No. 18, "The Equity Method of Accounting for Investments in Common Stock" ("APB 18").

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

Cash and Cash Equivalents

Cash includes cash on deposit and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. For the year ended December 31, 2000, interest income received on investments approximated $0.7 million.

Inventories

Inventories are stated at the lower of cost or market, cost being determined on the first-in, first-out method. The need for inventory obsolescence provisions is evaluated by the Company and, when appropriate, reserves for technological obsolescence, non-profitability of related product lines and excess quantities are established.

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

Excess of Cost over Net Tangible Assets Acquired

The Company continually evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned excess of cost over the value of net tangible assets acquired (goodwill) or its carrying amount. In making such determinations, the Company evaluates undiscounted cash flows of the underlying business which gave rise to such amount. Costs in excess of net assets are being amortized over 3-12 years using the straight line method. Amortization in 2000, 1999 and 1998 amounted to $0.6 million, $0.5 million and $0.6 million, respectively.

Investments

The Company accounts for its investments in accordance with the provisions of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" (SFAS No. 115). This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2000, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of comprehensive income, net of tax. Realized gains and losses on sales of investments, as determined by the specific identification method, are included in the Consolidated Statement of Operations.

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

Revenue Recognition

Net sales, which include revenue derived from product sales and upgrades, as well as service revenue, are recorded upon shipment of product or performance of service. Service revenue is generally recognized ratably over a period of twelve months. Customer service costs are included in selling, general and administrative expenses and are not material. Revenues and costs associated with long-term contracts are recognized on the percentage-of-completion method, subject to substantive customer acceptance. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses are charged to earnings when identified.

In the fourth quarter of 2000, the Company adopted Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements, which provides guidance in applying generally accepted accounting principles to certain revenue recognition issues. The adoption of SAB 101 did not have a material impact on the Company's financial position or overall trends in results of operations.

In the first quarter of 1998, the Company adopted AICPA Statement of Position 97-2 ("SOP 97-2"), "Software Revenue Recognition." This SOP provides guidance on when revenue should be recognized for licensing, selling, leasing, or otherwise marketing computer software. The adoption of SOP 97-2 did not have a material effect on the results of operations of the Company for the years ended December 31, 2000, 1999 and 1998, respectively.

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

Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a separate component of shareholders' equity. Transaction gains or losses are included in interest and other expenses. The net impact of foreign exchange transactions for the years ended December 31, 2000, 1999 and 1998 were a loss of $0.3 million, a gain of $0.3 million and a loss of $0.3 million, respectively.

Net Loss Per Share

The Company reports its net loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the year plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. For 2000, 1999 and 1998 common stock equivalents of 8,434,264, 7,197,176 and 2,765,304, respectively, were not included in the computation of diluted net (loss) income per common share because their effect would have been anti-dilutive.

Stock-Based Compensation Plans

The Company accounts for its stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of the Company's stock and the exercise price. The Company has adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

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

Comprehensive Income

Effective January 1, 1998, the Company adopted SFAS No. 130, "Reporting Comprehensive Income." As required by SFAS 130, the Company displays the accumulated balance of other comprehensive income or loss separately in the equity section of the consolidated balance sheets. Total comprehensive loss, which is comprised of net loss and other comprehensive income (loss), amounted to approximately $(15.4) million, $(27.4) million and $(4.2) million for the years ended December 31, 2000, 1999, and 1998, respectively.

2. NON-RECURRING CHARGES

During the second quarter of 1999 the Company critically evaluated its product lines and its position in the industry. The results of this evaluation were a more focused strategy on products that serve a broader spectrum of delivery options and the elimination of certain non-producing products which will allow the Company to be in a better position to remain competitive through the difficult times facing the industry. In connection therewith, the Company recorded non-recurring charges totaling $6.7 million, of which $5.0 million was directly related to the change in strategy. These primarily non-cash restructuring and non-recurring charges include the write-down of certain capitalized software of $3.6 million, inventory write-downs due to changes in product strategy of $1.0 million, severance costs of $0.4 million resulting from staff reductions, the write-down of $1.0 million of an equity investment and other charges related to an adjustment to deferred maintenance revenue totaling $0.7 million. The only component of the charge that required a cash outlay was severance of approximately $0.4 million. As of December 31, 2000, all cash outlays have been made.

During the second quarter of 1998, management determined that it would be in the Company's best interest to implement a restructuring plan and refocus its efforts on its core products of graphics, routing and automation for the television broadcast, cable and post production industries. As a result, the Company recorded restructuring and other non-recurring charges of $4.0 million. The restructuring charge includes the write-down of Concerto assets, accrued severance, legal costs and costs of disposition of such division totaling $2.9 million. Other non-recurring charges relate to management's initiative to refocus on the Company's core products and total $1.1 million. Included in other non-recurring charges are costs related to the sales reorganization, accrued severance of $0.2 million and other miscellaneous costs of $0.3 million, all of which required cash outlays. Additional accruals have been made for litigation and other legal costs. As of December 31, 2000, all cash outlays have been made.

3. INVESTMENT IN RT-SET

The Company has an investment in RT-Set which has been reflected in the Company's balance sheet at December 31, 2000 and 1999 at fair market value of $0.6 million and $3.6 million, respectively. An unrealized loss of $2.8 million and an unrealized gain of $2.6 million is reported as a component of shareholders' equity and other comprehensive income at December 31, 2000 and 1999, respectively. During 2000 and 1999, the Company recognized gains on the sale of a portion of such security of $0.6 million and $0.5 million, respectively.

4. INVESTMENT IN VIDEO TECHNICS

In November 2000, the Company purchased a 20% interest in Video Technics, Inc. ("Video Technics"), which develops and manufactures Chyron Aprisa clip/stillstore systems. The purchase price consisted of $500,000 in cash and 300,000 shares of the Company's common stock. The value of the stock issued on the date of purchase was $582,000 or $1.94 per share. The investment is accounted for under the equity method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, is being amortized over three years.

5. SALE OF TRILOGY BROADCAST LIMITED

On August 19, 1998, the Company completed the sale of Trilogy, a wholly-owned subsidiary of Pro-Bel, to its management. The Company received gross proceeds of 2.0 million BPS ($2.7 million at the exchange rate at closing), an interest bearing note for 300,000 BPS ($0.5 million at December 31, 2000) due August 2003 with interest payable quarterly at LIBOR and a 19% interest in the new company that results from this transaction. This transaction resulted in an overall gain of approximately $1.2 million.

As a result of this sale, the Company's assets and liabilities decreased by approximately $2.9 million and $0.8 million, respectively. For the year ended December 31, 1998, Trilogy contributed sales, gross profit and operating income of $2.9 million, $1.6 million and $.02 million, respectively.

6. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $2.3 million and $3.3 million at December 31, 2000 and 1999, respectively. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2000 and 1999, receivables included approximately $4.6 million and $6.3 million, respectively, due from foreign customers. Accounts receivable also includes costs and estimated earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion method of approximately $3.1 million and $0.4 million at December 31, 2000 and 1999, respectively. Such amounts represent revenue recognized on a long-term contract that have not been billed pursuant to contract terms.

The provision for doubtful accounts amounted to $0.9 million, $0.4 million and $1.2 million in 2000, 1999 and 1998, respectively. The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

7. INVENTORIES

Inventories consist of the following (in thousands):

	December 31,
	2000	1999
Finished goods	$ 5,330	$ 6,262
Work-in-progress	1,133	1,228
Raw material	8,040	6,276
	$14,503	$13,766

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2000	1999
Land	$ 733	$ 782
Building	1,589	1,712
Machinery and equipment	23,402	22,532
Furniture and fixtures	2,724	2,177
Leasehold improvements	912	920
	29,360	28,123
Less: Accumulated depreciation
and amortization	20,086	17,540
	$ 9,274	$10,583

Machinery and equipment at December 31, 2000 and 1999 includes $2.1 million and $1.8 million, respectively, of assets held under capital lease obligations. Accumulated depreciation and amortization at December 31, 2000 and 1999 includes $1.3 million and $1.0 million, respectively, attributable to assets held under capital lease obligations.

Depreciation expense, which includes amortization of assets under capital lease, was $2.6 million, $3.5 million and $2.5 million in 2000, 1999 and 1998, respectively.

9. SOFTWARE DEVELOPMENT COSTS

The following amounts were capitalized, amortized and written off (in thousands):

	2000	1999	1998
Amounts capitalized		$ 3,129	$3,181
Less: Amortization	$ (1,260)	(1,484)	(1,647)
Non-recurring charge-write-down
to net realizable value		(3,612)	(2,300)
Net decrease in software development costs	$(1,260)	$(1,967)	$ (766)

Accumulated amortization at December 31, 2000 and 1999 was $9.2 million and $7.9 million, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2000	1999
Accounts payable	$ 6,410	$ 5,259
Compensation	786	813
Income taxes payable		234
Other accrued items	4,674	4,163
	$11,870	$10,469

11. LONG-TERM DEBT

Long term debt consists of the following (in thousands):

	December 31,
	2000	1999
Term loan (a)	$ 825	$1,275
Revolving credit facility (a)	5,251	7,356
Commercial mortgage term loan (b)	1,452	1,710
Trade finance facility (c)	1,184	2,505
Promissory notes (d)		83
	8,712	12,929
Less amounts due in one year	(2,141)	(3,180)
	$6,571	$ 9,749

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

The term loan required no principal payments through September 30, 1999, $25,000 per month for the period October 1, 1999 through September 30, 2000, $75,000 per month for the period October 1, 2000 through September 30, 2001 and $133,333 per month from October 1, 2001 through March 31, 2002. Interest is payable monthly at LIBOR plus 2.125% (8.575% at December 31, 2000), or at a rate based on Prime, at the Company's option. The Company must pay a monthly commitment fee equal to one half of 1% per annum on the daily unused portion of the facility.

The entire facility is secured by Chyron's accounts receivable and inventory and the Common stock of Pro-Bel. The agreement contains requirements for levels of earnings and prohibits the Company from paying dividends in excess of 25% of net income in any fiscal year. At various times during 2000, the Company was in violation of its financial covenant with its lender for which its agreement was amended.

(b) Pro-Bel has a commercial mortgage term loan with a bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR plus 2% (8.45% at December 31, 2000). The loan is payable in quarterly installments of 22,000 BPS ($33,000, converted at the December 31, 2000 exchange rate) plus interest.

(c) Pro-Bel has an agreement with a bank for an overdraft facility that has been renewed on an annual basis and expires on December 31, 2001. This agreement, provides for an overdraft facility of 2 million BPS. Total borrowings are limited to amounts computed under a formula for eligible accounts receivable. Interest is equal to the bank's base rate plus 1.5% (7.85% at December 31, 2000) and is payable quarterly. It is currently the Company's intention to refinance this facility prior to its expiration date.

(d) On March 31, 1997, the Company issued promissory notes of $667,000, with interest at 6%, to certain shareholders, in conjunction with an acquisition. As of December 31, 2000 all notes have been satisfied.

Aggregate maturities of long term debt are as follows (in thousands):

2001	2,141
2002	5,393
2003	142
2004	142
2005	142
2006 and thereafter	752

The carrying amounts of long-term debt instruments approximate their fair values.

Net interest expense was $2.1 million, $1.6 million and $1.5 million in 2000, 1999 and 1998, respectively.

12. SUBORDINATED CONVERTIBLE DEBENTURES

During late 1998 and 1999 the Company raised $7.7 million through the issuance of Series A and Series B 8% subordinated convertible debentures, due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A debentures, totaling $1.2 million, are convertible, at any time, at the option of the holders thereof, into Common stock of the Company at a conversion price of $2.466 per share (which was equal to 120% of the average of the closing selling prices of the Common stock for the 90 trading days immediately preceding the issue date of the debentures). The Series A debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date.

The Series B debentures, totaling $6.5 million, are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. The Series B debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest, which is payable quarterly, may be paid in the form of additional debentures until July 15, 2001. Through December 31, 2000, approximately $0.3 million of interest was paid in the form of additional debentures issued by the Company. In connection with this fund raising, costs of $0.4 million are being amortized over a five year period. Included in such costs are 123,631 warrants to purchase common stock of the Company at a price of $1.625 that were issued to the placement agent. The warrants will expire in September 2004.

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

13. LONG-TERM INCENTIVE PLAN

In May 1999, the Company's shareholders approved the 1999 Incentive Compensation Plan (the "Plan"). The Plan allows for a maximum of 1,500,000 shares of common stock to be available with respect to the grant of awards under the Plan, plus the number of shares remaining available under pre-existing plans. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of the Company's Board of Directors ("BOD"). The Plan allows for a committee, designated by the BOD, to determine the time and circumstances under which an employee option may be exercised. The terms of all previously granted options remained. All options granted under the Plan have a term of ten years.

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

Transactions involving stock options are summarized as follows:

	Stock Options	Range of Option	Weighted Average
	Outstanding	Price per Share	Exercise Price Per Share
Balance, January 1, 1998	2,458,423	$4.25 - $16.13	$5.14
Granted	2,227,070	$2.00 - $ 4.00	3.46
Canceled	(1,920,189)	$3.94 - $ 5.88	4.20
Balance, December 31, 1998	2,765,304	$2.00 - $16.13	2.86
Granted	1,161,012	$0.75 - $ 2.00	1.34
Exercised	(4,500)	$ 1.63	1.63
Canceled	(1,521,892)	$1.63 - $ 5.38	2.91
Balance at December 31, 1999	2,399,924	$0.75 - $16.13	2.09
Granted	1,345,499	$1.88 - $ 4.00	2.48
Exercised	(233,962)	$0.75 - $ 9.38	1.00
Canceled	(157,634)	$0.75 - $ 5.38	1.88
Balance at December 31, 2000	3,353,827	$0.75 - $16.13	2.23

The following table summarizes information concerning currently outstanding and exercisable stock options:

Exercise Price	Outstanding at December 31, 2000	Weighted Average Contractual Life	Exercisable at December 31, 2000

$ 4.88	11,500	4.56 years	11,500
5.63	23,331	4.74 years	23,331
9.38	3,333	5.15 years	3,333
16.13	23,331	5.58 years	23,331
12.75	3,333	5.72 years	3,333
5.88	6,667	6.18 years	6,667
4.50	16,665	6.58 years	16,665
5.38	14,500	6.83 years	14,500
3.75	25,000	7.18 years	16,665
3.94	2,000	7.37 years	1,333
2.00	323,671	7.84 years	212,426
2.13	635,247	7.96 years	423,456
1.94	300,000	8.44 years	99,990
1.63	136,500	8.56 years	45,495
1.38	30,000	8.58 years	10,000
2.50	40,500	8.58 years	16,665
0.75	432,000	8.82 years	143,986
3.06	75,000	9.03 years	-
4.00	13,500	9.11 years	-
2.94	15,000	9.41 years	-
2.75	25,000	9.43 years	-
3.13	10,000	9.45 years	-
3.19	10,000	9.49 years	-
2.38	40,000	9.58 years	-
2.25	10,000	9.59 years	-
3.38	313,333	9.64 years	-
2.19	407,500	9.82 years	-
1.88	406,916	9.88 years	-
	3,353,827		1,072,676

If the Company had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, "Accounting for Stock Based Compensation," the Company's net loss and net loss per share would be reduced to the pro forma amounts indicated below:

	2000	1999	1998
Net loss (in thousands):
As reported	$(11,908)	$(29,784)	$(4,447)
Pro forma	(12,137)	(31,293)	(6,401)

Net loss per common share:
As reported	$(.34)	$(.93)	$(.14)
Pro forma	(.35)	(.98)	(.20)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2000, 1999 and 1998: dividend yield of 0; expected volatility of 50% and expected life of 4 years in 2000 and 4-5 years in 1999 and 1998. The weighted average risk free interest rates for 2000, 1999 and 1998 were 6.04%, 5.96% and 4.20%, respectively.

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

14. INCOME TAXES

The provision (benefit) for income taxes consists of the following (in thousands):

	2000	1999	1998
Current:
Federal and State	$ 28	$ 45	$(65)
Foreign			142
	28	45	77
Deferred:
Federal and State	(28)	(4,865)	(1,777)
Foreign		(503)	79
Valuation reserve		18,272
		12,904	(1,698)
Total provision (benefit)	$ 0	$12,949	$(1,621)

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2000		1999		1998
	Amount	%	Amount	%	Amount	%
Federal income tax benefit
at statutory rate	$(4,048)	(34.0)	$(5,724)	(34.0)	$(2,063)	(34.0)
State income taxes, net
of federal tax benefit	(1)	0.0	30	0.2	16	0.3
Permanent differences	(320)	(2.7)	45	0.3	44	0.7
Foreign income tax provision					406	6.7
International rate differences	199	1.7	36	0.2	(130)	(2.1)
Effect of valuation allowance of
deferred tax assets	3,660	30.7	18,272	108.5
Other, net	510	4.3	290	1.7	106	1.7
	$ 0	0.0	$12,949	76.9	$(1,621)	(26.7)

The components of the Company's deferred tax assets and deferred tax liabilities are presented in the tables below.

	December 31,
	2000	1999
Post-reorganization net operating loss carryforward	$11,175	$ 6,427
Pre-reorganization net operating loss carryforward	4,461	4,631
Pre-reorganization deductible temporary differences	2,218	3,067
Other	4,579	4,508
Total deferred tax assets	22,433	18,633

Pre-reorganization taxable temporary differences	83	83
Other	418	213
Total deferred tax liabilities	501	296
Deferred tax valuation allowance	21,932	18,272
Net deferred tax asset	$ 0	$ 65

At December 31, 2000, the Company had net operating loss carryforwards ("NOLs") of approximately $40.0 million expiring between the years 2003 through 2020. In connection with the Company's emergence in 1991 from its reorganization under Chapter 11 of the U.S. Bankruptcy Code, the benefit of the Company's pre-reorganization NOLs were not reflected in net income, but rather recorded as an increase to paid-in capital. In addition, such NOLs ($13.1 million) are subject to annual limitations under U.S. income tax rules as a result of the changes in control of the Company.

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

15. BENEFIT PLANS

Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act. The assets of the U.S. Pension Plan at December 31, 2000 include government bonds, equities, mutual funds and cash and cash equivalents.

Effective July 1, 1998, the Company amended its defined benefit plan for its U.S. operations. The amendment included a change in the determination of average annual compensation for the calculation of the defined pension benefit. In addition, the vesting period has decreased from 6 to 5 years of service.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2000	1999
Reconciliation of benefit obligation
Obligation at January 1	$1,641	$4,183
Service cost	324	524
Interest cost	105	164
Plan amendments
Actuarial (gain) loss	(113)	(1,721)
Benefit payments	(372)	(1,509)
Obligation at December 31	$1,585	$1,641

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$1,912	$2,803
Actual return on plan assets	(100)	280
Employer contributions		338
Benefit payments	(372)	(1,509)
Fair value of plan assets at December 31	$1,440	$1,912

Funded Status
Funded status at December 31	$ (145)	$ 271
Unrecognized prior-service cost	(444)	(478)
Unrecognized (gain) loss	(1,714)	(1,975)
Net amount recognized	$(2,303)	$(2,182)

	2000	1999	1998
Components of net periodic pension cost
Service cost	$ 324	$ 523	$ 424
Interest cost	105	164	285
Expected return on plan assets	(162)	(216)	(248)
Amortization of prior service cost	(34)	(34)	(26)
Amortization of net (gain) loss	(112)	(69)	(11)
Net periodic benefit cost	$ 121	$ 368	$ 424

Weighted-average assumptions as of
December 31
Discount rate	7.5%	8.0%	7.0%
Expected return on plan assets	9.0%	9.0%	9.0%
Rate of compensation increase	5.0%	5.0%	5.0%

Pro-Bel has a non-contributory defined benefit pension plan (the "U.K. Pension Plan") covering all its permanent employees. Contributions are determined on the basis of valuations using the projected unit method. Pro-Bel's policy is to fund minimum contributions required pursuant to U.K. rules and regulations. The assets of the U.K. Pension Plan at December 31, 2000 and 1999 include cash equivalents and land and a building.

Benefit plan information for the U.K. Pension Plan is as follows (in thousands):

	2000	1999
Reconciliation of benefit obligation
Obligation at January 1	$11,321	$8,884
Service cost	741	739
Interest cost	676	531
Plan amendments
Actuarial (gain) loss	(183)	1,220
Benefit payments	(256)	(53)
Obligation at December 31	$12,299	$11,321

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$12,056	$10,547
Actual return on plan assets	2,223	779
Employer contributions	712	783
Benefit payments	(255)	(53)
Fair value of plan assets at December 31	$14,736	$12,056

Funded status
Funded status at December 31	$2,437	$ 735
Unrecognized prior-service cost	743	2,367
Unrecognized loss	585	633
Net amount recognized	$3,765	$3,735

	2000	1999	1998
Components of net periodic pension cost
Service cost	$ 741	$ 739	$ 706
Interest cost	676	531	576
Expected return on plan assets	(861)	(763)	(799)
Amortization of prior service cost	49	48	49
Amortization of net (gain) loss	77	8	15
Net periodic pension cost	$ 682	$ 563	$ 547

Weighted-average assumptions as of December 31
Discount rate	6.0%	6.0%	6.0%
Expected return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	6.0%	4.0%	4.0%

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron Corporation are eligible to participate in the 401(k) Plan. Effective July 1, 1998, the Company amended its 401(k) Plan by increasing the matching contribution of the Company to 20% and changing its matching contributions from cash to Company common stock and the vesting period for the matching contribution to three years. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit ($10,500 in 2000 and $10,000 in 1999), whichever is less. Total compensation that can be considered for contribution purposes is limited to $170,000.

Chyron Corporation can elect to make a contribution to the 401(k) Plan on behalf of those participants who have made salary deferral contributions. During 2000, 1999 and 1998, the Company contributed $0.06 million, $0.1 million and $0.09 million, respectively, to the 401(k) Plan.

16. COMMITMENTS AND CONTINGENCIES

At December 31, 2000, the Company was obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

	Operating	Capital

2001	1,159	324
2002	1,118	135
2003	835	124
2004	632	89
2005	418	15
2006 thereafter	4,729

The operating leases contain provisions for escalations and for maintenance and real estate taxes. Total rent expense was $0.9 million, $1.3 million, and $1.1 million, for 2000, 1999 and 1998, respectively. The cumulative imputed interest in the capital lease obligation was $105,000 at December 31, 2000.

The Company, from time to time, is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

17. COMMON STOCK

In April 2000, the Company raised gross proceeds of $20 million in connection with a private placement of 3,076,923 shares of its common stock at a price of $6.50. The offering price per share was determined based on negotiations between the Company and its placement agents taking into account the historical trading history of the common stock and market conditions at such time. The price of the common stock, as listed on the NYSE, ranged between 5 7/16 and 9 7/16 on the various closing dates.

In connection with the private placement, the Company issued 151,914 warrants to the placement agents and 60,000 warrants to a consulting company to purchase common stock of the Company at an exercise price of $6.50. These warrants, which are immediately exercisable, will expire in April 2005.

In November 2000, Microsoft purchased 3,096,774 shares of common stock of the Company at a price of $1.9375, totaling $6 million. As a result, Microsoft now owns approximately 8% of the Company. The stock purchase agreement provides that for as long as Microsoft holds securities in excess of 1% of the outstanding shares of common stock of the Company, Microsoft will have the right to participate in future sales of equity securities by the Company in accordance with it's pro rata share of ownership immediately prior to the issuance of the equity securities. The Company will use the proceeds from the sale to fund the development of interactive tools and the growth of the Company's streaming services division.

18. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to the Company for which the Company incurred costs of $0.5 million, $0.5 million and $0.2 million during 2000, 1999 and 1998, respectively.

Purchases of Aprisa clip/stillstore products from Video Technics were approximately $2.5 million, $1.2 million and $0.7 million, for the years ended December 31, 2000, 1999 and 1998, respectively.

19. NYSE CONTINUED LISTING STATUS

In August 1999, the Company received a notice from the New York Stock Exchange ("NYSE") indicating that it did not currently meet the new continued listing standards issued in late July 1999. The new criteria revised and raised the minimum requirement of stockholders' equity to $50 million, from $12 million of net tangible assets and global market capitalization to $50 million from $12 million. Companies below these levels must submit a business plan to the NYSE demonstrating how the Company anticipates meeting the new standards within an eighteen month period. The Company submitted its plan to the NYSE and received approval on December 28, 1999. During the plan period, the Company has met the criteria for global market capitalization but continues to fall below the required level of stockholders' equity. In January 2001, the NYSE filed a proposed rule change with the SEC which would clarify how the exchange would deal with certain circumstances presented by companies operating under a plan. The proposal indicates that the exchange may continue to list a company for up to an additional year if it has re-established itself under one of the measurement tests and appears likely to re-establish the other shortly. The exchange would continue to monitor a company during any extension and would be able to take action if it became clear that the measurement would not be re-established. The Company remains in regular communication with the exchange and is waiting to hear from the exchange as to what new rules, if any, will be adopted. In the event no new rule is adopted, or the Company is not approved for an extension, the Company would seek an alternative method of trading for its securities.

20. SEGMENT INFORMATION

In 1998, the Company adopted SFAS 131. Prior period segment information has been restated to conform to the requirements of this statement. Chyron's businesses are organized, managed and internally reported as three segments. The segments, which are based on differences in products and technologies, are Graphics Products, Signal Distribution and Automation, and Streaming Services.

The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." The Company is an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.

Business Segment Information

(In thousands)

		Signal Distribution	Streaming
	Graphics*	and Automation	Services
Net sales
2000	$26,867	$29,367	$ 38
1999	28,054	32,655
1998	38,447	45,263

Operating loss
2000	$(1,508)	$(4,537)	$(4,747)
1999	(13,415)	(2,689)
1998	(4,165)	(1,311)

Identifiable assets
2000	$35,721	$28,957	$1,150
1999	24,535	33,846
1998	44,481	38,635

Depreciation and amortization
2000	$1,765	$2,567	$150
1999	2,481	3,075
1998	2,548	2,171

Geographic Areas

(In thousands)

	United States*	Europe	Other
Net sales
2000	$34,484	$19,364	$2,424
1999	33,955	24,110	2,644
1998	45,954	33,640	4,116

Operating loss
2000	$(3,723)	$(6,379)	$ (690)
1999	(12,206)	(3,439)	(459)
1998	(4,055)	(1,187)	(234)

Identifiable assets
2000	$38,070	$27,703	$ 55
1999	26,231	32,090	60
1998	48,512	34,539	65

*Operating loss includes non-recurring charges in 1999 and 1998 of $6,681 and $3,979, respectively.

21. SUBSEQUENT EVENTS

In January 2001, the Company acquired privately-held, New York City based, Interocity Development Corporation. The combination will create a streaming services company that specializes in delivering high-end solutions and services in communications technology. The transaction was completed for $5 million in cash and $1 million in Chyron common stock. Approximately 632,000 shares were issued at a price of $1.58, which was based on the 10 day average of the NYSE closing price of the stock for the 10 trading days prior to the closing. The acquisition will be accounted for as a purchase in accordance with APB16 and accordingly, the excess of the purchase price over the net assets acquired, which is expected to be substantial, will be allocated to goodwill.

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

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND

REPORTS ON FORM 8-K

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page 22.

(2) Financial Statement Schedules

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 14(d) found on page 50:

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2000, 1999 and 1998.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

(3) Financial Statement Exhibits

See list of exhibits to the Financial Statements in Section (c) below:

(b) Reports on Form 8-K

On November 28, 2000, the Company filed a report on Form 8-K pertaining to the purchase of common stock of the Company by Microsoft Corporation.

Note
(c) Exhibits

3. Articles of Incorporation and By-Laws.

(a) Restated Certificate of Incorporation of Chyron Corporation	(1)

(b) Amended and Restated By-Laws of Chyron Corporation,
adopted October 28, 1998	(4)

(c) Amendment of Certificate of Incorporation of Chyron Corporation,
adopted January 24, 1997	(3)

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
WPG Enterprise Fund II, L.P., Weiss, Peck & Greer Venture Associates, III,
L.P., Westpool Investment Trust PLC, Lion Investment Limited, Charles
Diker, Mint House Nominees Limited, Pine Street Ventures, L.L.C., Isaac
Hersly, Alan I. Annex, Ilan Kaufthal, Z Four Partners L.L.C. and A.J.L.
Beare	(2)

(b) Form of 8% Subordinated Convertible Debenture Due
December 31, 2003	(4)

(c) Form of Subscription Agreement and Investment Representation for the
purchase of the 8% Subordinated Convertible Debenture Due
December 31, 2003	(4)

(d) Form of 8% Series B Subordinated Convertible Debenture Due
December 31, 2003	(5)

(e) Form of Subscription Agreement and Investment Representation for the
purchase of the Series B Subordinated Convertible Debenture Due
December 31, 2003	(5)

10. Material Contracts.

(a) Loan Agreement between Pro-Bel Limited and Barclays Bank, PLC
dated December 19, 1996 effective January 1997	(3)

(b) Indemnification Agreement between Chyron Corporation and
Charles M. Diker dated November 19, 1996	(3)

(c) Indemnification Agreement between Chyron Corporation and
Donald P. Greenberg dated November 19, 1996	(3)

(d) Indemnification Agreement between Chyron Corporation and
Roger Henderson dated November 19, 1996	(3)

(e) Indemnification Agreement between Chyron Corporation and
Alan J. Hirschfield dated November 19, 1996	(3)

(f) Indemnification Agreement between Chyron Corporation and
Wesley W. Lang, Jr. dated November 19, 1996	(3)

(g) Indemnification Agreement between Chyron Corporation and
Eugene M. Weber dated November 19, 1996	(3)

(h) Indemnification Agreement between Chyron Corporation and
Michael Wellesley-Wesley dated November 19, 1996	(3)

(i) Loan Agreement between Chyron Corporation and AmSouth Bank
dated March 29, 1999	(5)

(j) Employment Agreement between Chyron Corporation and
Roger Henderson dated June 10, 1999	(5)

23. Consents and experts of counsel.

(a) Consent of PricewaterhouseCoopers dated March 9, 2000	(5)

(b) Consent of PricewaterhouseCoopers dated March 20, 2001	(6)

(1) Incorporated herein in its entirety by reference to the Annual Report for the Fiscal Year ended June 30, 1991 on Form 10-K dated January 31, 1992.

(2) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1995 on Form 10-K dated March 14, 1996.

(3) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1996 on Form 10-K dated March 20, 1997.

(4) Incorporated herein in this Annual Report for the fiscal year ended December 31, 1998 on Form 10-K dated March 30, 1999.

(5) Incorporated herein in this Annual Report for the fiscal year ended December 31, 1999 on Form 10-K dated March 9, 2000.

(6) Incorporated herein in this Annual Report for the fiscal year ended December 31, 2000 on Form 10-K dated March 20, 2001.

d) Financial Statement Schedules

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts	$ 3,324	$ 945	$1,995	$ 2,274
Inventory reserves	13,460	937	2,065	12,332
Deferred tax valuation allowance	18,272	3,660	0	21,932

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts	$ 3,881	$ 400	$ 957	$ 3,324
Inventory reserves	10,066	4,177	783	13,460
Deferred tax valuation allowance	0	18,272	0	18,272

YEAR ENDED DECEMBER 31, 1998
Allowance for doubtful accounts	$ 3,124	$ 1,176	$ 419	$ 3,881
Inventory reserves	8,162	2,996	1,092	10,066

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

/s/ Roger Henderson
Roger Henderson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on March 20, 2001, by the following persons on behalf of the registrant and in the capacities on the date indicated.

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