Form 10-Q
period 2001-03-31
CHYRON CORP
filed 2001-05-15
CIK 20232

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended March 31, 2001
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

Common Stock $.01 Par Value - 39,504,793 as of

May 7, 2001

This document consists of 12 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31,
Assets	2001	2000
Current assets:
Cash and cash equivalents	$ 6,282	$15,332
Accounts receivable, net	10,908	13,365
Inventories, net	15,283	14,503
Investments	303	603
Prepaid expenses and other current assets	1,570	1,481
Total current assets	34,346	45,284

Property and equipment, net	9,260	9,274
Excess of purchase price over net tangible assets acquired, net	10,550	5,042
Pension and other assets	4,879	4,997
Software development costs	978	1,231
TOTAL ASSETS	$60,013	$65,828

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$11,521	$11,870
Current portion of long-term debt	3,187	2,141
Capital lease obligations	212	254
Total current liabilities	14,920	14,265

Long-term debt	6,472	6,571
Convertible debentures	8,171	8,037
Capital lease obligations	242	323
Pension and other liabilities	3,738	3,671
Total liabilities	33,543	32,867

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 39,504,793 at March 31, 2001 and
38,870,467 at December 31, 2000	395	389
Additional paid-in capital	71,258	70,022
Accumulated deficit	(44,208)	(36,902)
Accumulated other comprehensive loss	(975)	(548)
Total shareholders' equity	26,470	32,961
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$60,013	$65,828

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In thousands except per share amounts)

(Unaudited)

	2001	2000

Net sales	$10,685	$14,809
Cost of products sold	5,977	8,372
Gross profit	4,708	6,437

Operating expenses:
Selling, general and administrative	9,280	5,924
Research and development	1,963	1,779

Total operating expenses	11,243	7,703

Operating loss	(6,535)	(1,266)

Interest and other expense, net	771	978

Net loss	$(7,306)	$(2,244)

Net loss per common share - basic and diluted	$ (.19)	$ (.07)

Weighted average shares used in computing net loss per common share - basic and diluted	39,152	32,130

Comprehensive (loss) income:
Net loss	$(7,306)	$(2,244)
Other comprehensive (loss) income:
Foreign currency translation loss	(126)	(111)
Unrealized (loss) gain on securities available for sale	(301)	4,062

Total comprehensive (loss) income	$(7,733)	$ 1,707

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2001 AND 2000
(In thousands)
(Unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(7,306)	$(2,244)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,600	1,047
Non-cash settlement of interest liability	133	542
Loss on minority investments	55
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	2,876	(787)
Inventories	(514)	(555)
Prepaid expenses and other assets	27	(254)
Accounts payable and accrued expenses	(1,563)	949
Other liabilities	66	124
Net cash used in operating activities	(4,626)	(1,178)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(795)	(179)
Business acquisition	(4,662)
Net cash used in investing activities	(5,457)	(179)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(225)	(75)
Borrowings (payments) on revolving credit agreements, net	1,358	(2,899)
Payments of capital lease obligations	(103)	(122)
Proceeds from exercise of stock options		580
Net cash provided by (used in) financing activities	1,030	(2,516)

Effect of foreign currency rate fluctuations on cash and cash equivalents	3	______
Change in cash and cash equivalents	(9,050)	(3,873)
Cash and cash equivalents at beginning of period	15,332	5,453
Cash and cash equivalents at end of period	$ 6,282	$ 1,580

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2001 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 method of presentation.

Nature of Business

The Company experienced a significant weakness in its graphics business during the first quarter of 2001, due in large part to its customers delayed purchasing in anticipation of a slowdown in the U.S. economy. In addition, revenues in the new media business were lower than anticipated as potential customers delayed or eliminated their streaming initiatives in order to curtail discretionary spending. In addition to the losses sustained in the first quarter of 2001, the Company has sustained losses from operations in each of the three years ended December 31, 2000, and has failed its financial covenant under its credit agreement for which it obtained waivers and/or amendments. As a result, the Company is currently taking aggressive steps to reduce its cost structure through facility consolidation, personnel reductions and spending restrictions to bring its operations in line with current and projected revenue levels. These plans will reduce the cost structure by over $3 million over the remaining nine months of the fiscal year. The Company believes that the planned downsizing will not compromise the Company's ability to achieve growth in the markets it serves. While the Company has the ability and intention to reduce the cost structure and delay expenditures in an effort to preserve cash, there can be no assurance that the Company will be able to adjust its variable costs in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments should defaults occur.

2. BUSINESS ACQUISITION

In January 2001, the Company acquired Interocity Development Corporation, a privately-held company based in New York City. The purchase price consisted of $5 million in cash, $1.3 million in Chyron common stock and direct acquisition costs of approximately $0.2 million. Approximately 632,000 shares were issued at a price of $1.58, which was based on the 10-day average of the NYSE closing price of the stock for the 10 trading days prior to the closing. The acquisition was accounted for as a purchase in accordance with APB16 and accordingly, the excess of the purchase price over the net assets acquired of $6.2 million was allocated to goodwill, which is being amortized over a period of three years. Supplemental pro-forma information required by APB16 has been determined to be immaterial.

Due to a general slowdown in the economy, the Company is experiencing lower than expected revenues in the streaming media markets. While the Company believes this demand to be temporary, it is currently taking aggressive steps to reduce the level of investment that should be applied to this business through the economic downturn.

3. ACCOUNTS RECEIVABLE

Accounts receivable is stated net of an allowance for doubtful accounts of $1.8 million and $2.3 million at March 31, 2001 and December 31, 2000, respectively.

4. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	March 31, 2001	December 31, 2000

Finished goods	$ 6,066	$ 5,330
Work-in-process	1,352	1,133
Raw material	7,865	8,040
	$15,283	$14,503

5. LONG-TERM DEBT

As of March 31, 2001, the Company was not in compliance with the financial covenant contained in its credit agreement. On May 14, 2001, the Company amended its credit facility with its lender that reduced the total facility to $5.7 million from $12 million, changed the interest rate to Prime + 1% from Libor + 2.125% or a rate based on Prime, at the Company's option, and established revised covenants to reflect the Company's 2001 projections. While the Company believes it will meet its revised 2001 projections, there can be no assurance that such projections can be attained as a result of the softness in revenues experienced during the first quarter of 2001.

6. LISTING STATUS

In April 2001 the Company received notification that its stock should be removed from the New York Stock Exchange (NYSE) list as it was not in compliance with the revised continued listing requirements. The Company requested a review with a committee of the board of directors of the NYSE to appeal the decision, which is scheduled for June 6, 2001. The Company is currently exploring all available options and should the Company withdraw its appeal or should the appeal be denied, the common stock will be eligible to trade on the OTC Bulletin Board.

7. SEGMENT INFORMATION

Chyron's businesses are organized, managed and internally reported as three segments. The segments, which are based on differences in products and technologies, are Graphics Products, Signal Distribution and Automation and Digital Media Services. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2000. The Company is an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.

Business Segment Information (In thousands)		Media	Digital Media
	Graphics	Management	Services
Three months ended March 31, 2001
Net sales	$ 4,238	$ 6,265	$ 182
Operating loss	(2,599)	(1,207)	(2,729)
Depreciation and amortization	502	546	552

Three months ended March 31, 2000
Net sales	$6,534	$8,275
Operating loss	(1,098)	(168)
Depreciation and amortization	286	761
Geographic Areas	United States	Europe	Other

Three months ended March 31, 2001
Net sales	$5,503	$4,257	$925
Operating loss	(3,585)	(2,386)	(564)

Three months ended March 31, 2000
Net sales	$8,095	$6,290	$ 424
Operating loss	(678)	(546)	(42)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, weakness in the market for digital media services, rapid technological changes, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, ability to maintain its NYSE listing, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy.

Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

Comparison of the Three Months Ended March 31, 2001 and 2000

Sales for the quarter ended March 31, 2001 were $10.7 million, a decrease of $4.1million, or 28% over the $14.8 million reported for the first quarter of 2000. First quarter 2001 revenues from the graphics division were $4.2 million compared to $6.5 million in the first quarter of 2000. Revenues continue to be impacted by the shift from the high-end iNFiNiT! products to the lower priced Windows NT-based Duet and Aprisa clip/stillstore products. In addition, the graphics division was significantly impacted by the slowdown in technology spending in the U.S. as a result of economic concerns. Revenues from the signal distribution and automation division were $6.3 million compared to $8.3 million in the same period last year. The first quarter of 2000 included a large U.S. based router order. The disappointing rollout of digital television in Europe, this divisions primary geographic market, also impacted the decline. However, the international market appears to be improving and the backlog of orders at the start of the second quarter is strong. Differences in exchange rates account for $0.4 million of the decline. Revenues in the new media business, anticipated to be low with the transition of the newly acquired business of Interocity, were further hampered by potential customers delaying or eliminating their streaming initiatives as U.S. economic concerns cause companies to curtail discretionary spending.

Overall, gross margins as a percentage of sales remained consistent at 44% in the first quarter of 2001 and 2000. Gross margins in the graphics sector are lower than expected due to a greater percentage of fixed overhead costs in comparison to the level of business. This factor was offset by greater margins recognized in the signal distribution and automation business due to product mix and the higher margin revenues realized in the Digital Media Services division.

Selling, general and administrative (SG&A) expenses increased by $3.4 million or 58%, to $9.3 million in the quarter ended March 31, 2001 compared to $5.9 million for the first quarter of 2000. This was primarily due to an increase in costs associated with the launch of the Company's two new initiatives in the areas of Digital Media Services and Interactive.

Research and development (R&D) costs in 2001 remain relatively flat overall when compared to 2000 levels. Efforts in this area have been redirected to Internet streaming products and graphics products for Interactive TV.

Interest and other expense decreased $0.2 million in the three months ended March 31, 2001 as compared to 2000. Interest expense during the three-month period ended March 31, 2001 and 2000 include interest expense related to the Company's decision to satisfy an interest obligation on its subordinated debentures by issuing additional debentures which resulted in a non-cash charge of $0.1 million in the first quarter of 2001 and $0.5 million in the first quarter of 2000. Also impacting the decrease is an exchange loss of $0.45 million recognized for the three months ended March 31, 2001 as compared to an exchange gain of $0.05 million for the three months ended March 31, 2000. Interest income increased by $0.08 as a result of increases in average cash balances in Q1 2001 as compared to Q1 2000. Interest expense decreased by $0.12 as a result of decreases in the Company's term loan balance from Q1 2001 as compared to Q1 2000.

Liquidity and Capital Resources

At March 31, 2001, the Company had cash on hand of $6.3 million and working capital of $19.4 million.

As set forth in the Consolidated Statements of Cash Flows, the Company used $4.6 million in cash from operations during the three months ended March 31, 2001 as compared to using $1.2 million in cash for the comparable 2000 period. The utilization of cash from operations results primarily from the realization of the net loss and the decreases in accounts payable and accounts receivable.

The Company also paid $4.7 million in cash for the acquisition of Interocity Development Corporation, $0.8 million to acquire property and equipment, primarily related to the infrastructure associated with its new media initiatives and generated $1.4 million from increased borrowings under its revolving credit facility.

In response to lower than anticipated sales levels and an apparent slowdown in the U.S. economy, the Company has taken steps to reduce its costs structure. Personnel reductions have occurred during and subsequent to the quarter and employee count is currently under 300. Additional downsizing and curtailed spending initiatives are underway and will continue as necessary. The Company continues to believe that it will have sufficient cash resources through December 31, 2001. However, there can be no assurance that the Company will be able to adjust its structure in sufficient time to respond to revenue shortfalls.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended March 31, 2001 and 2000, sales to foreign customers were 48% and 45% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended March 31, 2001 and 2000 was a loss of $0.45 million and a gain of $0.05 million, respectively.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. Changes in Securities

In January 2001, the Company acquired Interocity Development Corporation for $5 million in cash and $1.3 million in Chyron common stock. Approximately 632,000 shares were issued at a price of $1.58, which was based on the 10-day average of the NYSE closing price of the stock for the 10 trading days prior to the closing.

The issuance of stock was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

None.

ITEM 6(b). Reports on Form 8-K

On January 24, 2001, the Company filed a report on Form 8-K pertaining to the business acquisition of Interocity.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 15, 2001	/s/ Roger Henderson
(Date)	Roger Henderson
President and Chief Executive Officer

May 15, 2001	/s/ Dawn Johnston
(Date)	Dawn Johnston
Senior Vice President and Chief Financial Officer