Form 10-Q
period 2001-06-30
CHYRON CORP
filed 2001-08-13
CIK 20232

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended June 30, 2001

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

Common Stock $.01 Par Value - 39,563,685 as of

August 1, 2001

This document consists of 15 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
ASSETS
	(Unaudited) June 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$ 2,334	$15,332
Accounts receivable, net	11,403	13,365
Inventories, net	14,403	14,503
Investments	237	603
Prepaid expenses and other current assets	1,555	1,481
Total current assets	29,932	45,284

Property and equipment, net	7,087	9,274
Excess of purchase price over net tangible assets acquired, net	4,589	5,042
Pension and other assets	4,855	4,997
Software development costs, net	717	1,231
TOTAL ASSETS	$47,180	$65,828

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$12,888	$11,870
Current portion of long-term debt	2,917	2,141
Capital lease obligations	166	254
Total current liabilities	15,971	14,265

Long-term debt	5,864	6,571
Convertible debentures	8,309	8,037
Capital lease obligations	245	323
Pension and other liabilities	3,748	3,671
Total liabilities	34,137	32,867

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding -
39,563,685 at June 30, 2001 and 38,870,467 at December 31, 2000	395	389
Additional paid-in capital	71,258	70,022
Accumulated deficit	(57,733)	(36,902)
Accumulated other comprehensive loss	(877)	(548)
Total shareholders' equity	13,043	32,961
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,180	$65,828

See Notes to Consolidated Financial Statements
CHYRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2001 AND 2000 (In thousands, except per share amounts)
(Unaudited)
	2001	2000
Net sales	$13,226	$16,015
Cost of products sold	8,298	8,490
Gross profit	4,928	7,525

Operating expenses:
Selling, general and administrative	8,173	7,469
Research and development	1,478	1,724
Restructuring and other nonrecurring charges	8,303

Total operating expenses	17,954	9,193

Operating loss	(13,026)	(1,668)

Interest expense, net	397	155

Other expense, net	102	88

Net loss	$(13,525)	$(1,911)

Net loss per common share - basic and diluted	$(.34)	$(.05)

Weighted average shares used in computing net loss per common share - basic and diluted	39,530	35,049

Comprehensive loss:
Net loss	$(13,525)	$(1,911)
Other comprehensive (loss) income:
Foreign currency translation loss	(1)	(328)
Unrealized gain (loss) on securities available for sale	99	(3,207)

Total comprehensive loss	$(13,427)	$ (5,446)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (In thousands, except per share amounts)
(Unaudited)
	2001	2000
Net sales	$23,911	$30,824
Cost of products sold	14,275	16,862
Gross profit	9,636	13,962

Operating expenses:
Selling, general and administrative	17,453	13,393
Research and development	3,441	3,503
Restructuring and other nonrecurring charges	8,303

Total operating expenses	29,197	16,896

Operating loss	(19,561)	(2,934)

Interest expense, net	722	1,075

Other expense, net	548	146

Net loss	$(20,831)	$(4,155)

Net loss per common share - basic and diluted	$(.53)	$(.12)

Weighted average shares used in computing net loss per common share - basic and diluted	39,341	33,589

Comprehensive loss:
Net loss	$(20,831)	$(4,155)
Other comprehensive (loss) income:
Foreign currency translation loss	(127)	(439)
Unrealized (loss) gain on securities available for sale	(202)	855

Total comprehensive loss	$(21,160)	$(3,739)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2001 AND 2000 (In thousands) (Unaudited)
	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(20,831)	$(4,155)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring and other nonrecurring charges	7,798
Depreciation and amortization	3,096	2,239
Non-cash settlement of interest liability	271	542
Other	148
Changes in operating assets and liabilities, net of effect of acquired business:
Accounts receivable	2,383	(1,790)
Inventories	372	(1,007)
Prepaid expenses and other assets	(17)	14
Accounts payable and accrued expenses	(1,051)	1,850
Other liabilities	77	245
Net cash used in operating activities	(7,754)	(2,062)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(806)	(388)
Sale of investments	67
Business acquisition	(4,662)
Net cash used in investing activities	(5,401)	(388)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(450)	(175)
Borrowings (payments) on revolving credit agreements, net	748	(3,322)
Payments of capital lease obligations	(144)	(243)
Net proceeds from sale of common stock		18,187
Proceeds from exercise of stock options		597
Net cash provided by financing activities	154	15,044

Effect of foreign currency rate fluctuations on cash and cash equivalents	3	(2)

Change in cash and cash equivalents	(12,998)	12,592

Cash and cash equivalents at beginning of period	15,332	5,453
Cash and cash equivalents at end of period	$ 2,334	$18,045

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2001 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 method of presentation.

Nature of Business

The Company experienced a significant weakness in its graphics business during the first six months of 2001, due in large part to its customers deferred purchasing in anticipation of a slowdown in the U.S. economy. Also, revenues in the new media business were significantly lower than anticipated as potential customers delayed or eliminated their streaming initiatives in order to curtail discretionary spending. In addition to the losses sustained in the first and second quarters of 2001, the Company has sustained losses from operations in each of the three years ended December 31, 2000. At times, the Company has failed its financial covenant under its credit agreement for which it obtained waivers and/or amendments. As a result, the Company has taken aggressive steps to reduce its cost structure through facility consolidation, personnel reductions and spending restrictions to bring its operations in line with current and projected revenue levels. In addition, it has eliminated any additional investment in the area of streaming services. The Company believes that this restructuring and downsizing will not compromise the Company's ability to achieve growth in the markets it serves. While the Company has the ability and intention to continue to reduce the cost structure and delay expenditures in an effort to preserve cash, there can be no assurance that the Company will be able to adjust its variable costs in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments should defaults occur.

Recent Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and other intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The financial statement impact of adopting these statements has not yet been determined.

2. BUSINESS ACQUISITION

In January 2001, the Company acquired Interocity Development Corporation, a privately-held company based in New York City. The purchase price consisted of $5 million in cash, $1.3 million in Chyron common stock and direct acquisition costs of approximately $0.2 million. Approximately 632,000 shares were issued at a price of $1.58, which was based on the 10-day average of the NYSE closing price of the stock for the 10 trading days prior to the closing. The acquisition was accounted for as a purchase in accordance with APB16 and accordingly, the excess of the purchase price over the net assets acquired of $6.2 million was allocated to goodwill.

3. RESTRUCTURING AND OTHER NONRECURRING CHARGES

During 2001 the Company has experienced a slowdown in revenues in its graphics business. In addition, revenues in the new media business were significantly lower than anticipated and the Company has virtually eliminated any additional investment in this business for the foreseeable future. Consequently, during the second quarter of 2001, management approved restructuring plans to realign its organization, reduce operating costs, and curtail any spending associated with the pursuit of streaming services. This restructuring involves the reduction of employee staff by approximately 40 positions and the closure of its New York and London offices and two satellite offices. The Company is actively seeking third parties to sub-lease abandoned facilities. As a result of these circumstances and events, the Company considered a variety of factors and determined that the carrying amount of the excess of purchase price over net tangible assets acquired and other long-lived assets were in excess of their fair value. Impairment charges were recorded for the write down of the excess of purchase price over net tangible assets acquired associated with the streaming services business, leasehold improvements, software, computers and other equipment. As a result, the Company recorded restructuring and other nonrecurring charges totaling $8.3 million. Prospectively, the Company anticipates that the plan should generate approximately $1 million in savings per quarter.

The specific components of this nonrecurring charge are as follows (in thousands):

Asset write downs:
Write down of fixed assets to net realizable value	$1,504
Excess of purchase price over net tangible assets acquired	5,478

Future cash outlays:
Accrued severance	347
Loss on lease commitments	442
Other	27

Cash outlays:
Severance	402
Loss on lease commitments	81
Other	22
$8,303

4. ACCOUNTS RECEIVABLE

Accounts receivable is stated net of an allowance for doubtful accounts of $2.0 million and $2.3 million at June 30, 2001 and December 31, 2000, respectively.

5. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	June 30, 2001	December 31, 2000

Finished goods	$ 5,329	$ 5,330
Work-in-process	1,415	1,133
Raw material	7,659	8,040
	$14,403	$14,503

6. LONG -TERM DEBT

On May 14, 2001, the Company amended its credit facility with its lender that reduced the total facility to $5.7 million from $12 million, changed the interest rate to Prime + 1% from Libor + 2.125% or a rate based on Prime, at the Company's option, extended the expiration date to March 31, 2003, and established revised covenants to reflect the Company's 2001 projections. While the Company believes it will meet its revised 2001 projections, there can be no assurance that such projections can be attained as a result of the softness in revenues experienced during the first six months of 2001. As of June 30, 2001, the Company was in compliance with its revised financial covenant.

7. LISTING STATUS

In July 1999, the New York Stock Exchange (NYSE) revised the minimum requirements for continued listing by eliminating the net tangible asset requirement of $12 million and replacing it with a stockholders' equity of $50 million and raising global market capitalization to $50 million from $12 million. The Company was allotted 18 months to comply with the revised listing requirements. In April 2001, the Company received notification that its stock should be removed from the NYSE list as it was not in compliance with the revised continued listing requirements. The Company requested a review with a committee of the board of directors of the NYSE to appeal the decision, which was scheduled for June 6, 2001. In May 2001, the Company voluntarily withdrew its appeal of the NYSE's decision due to the considerable amount of resources it would cost to appeal the decision. The Company believes it is in the best interest of its shareholders to focus its efforts on executing its business plan and improving the operating performance of the Company.

The Company began trading its common stock on the OTC Bulletin Board on May 25, 2001, under the symbol CYRO. The OTC Bulletin Board (OTCBB) is a regulated quotation service that displays real-time quotes, last sales prices and volume information in over-the-counter (OTC) equity securities.

8. SEGMENT INFORMATION

Chyron's businesses are organized, managed and internally reported as three segments. The segments, which are based on differences in products and technologies, are Graphics Products, Signal Distribution and Automation and Digital Media Services. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2000. The Company is an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below. In future quarters, due to the restructuring and downsizing previously discussed, the Digital Media Services will no longer be reported as a separate segment.

Business Segment Information		Signal	Digital
(In thousands)		Distribution &	Media
	Graphics	Automation	Services
Three months ended June 30, 2001
Net sales	$5,070	$8,116	$ 40
Operating loss(1)	(1,696)	(1,309)	(10,021)
Depreciation and amortization	597	546	353

Three months ended June 30, 2000
Net sales	$7,317	$8,698
Operating loss	(559)	(1,109)
Depreciation and amortization	468	724

Geographic Areas	United States	Europe	Other

Three months ended June 30, 2001
Net sales	$ 5,897	$ 7,034	$ 295
Operating loss(1)	(10,361)	(2,553)	(112)

Three months ended June 30, 2000
Net sales	$11,137	$4,249	$629
Operating loss	(806)	(750)	(112)

(1) Includes restructuring and nonrecurring charges of $8.3 million.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, weakness in the market for digital media services, rapid technological changes, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the OTC Bulletin Board as a trading platform, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy.

Results of Operations

Overview

This discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto:

Comparison of the Three and Six Months Ended June 30, 2001 and 2000

Sales for the quarter ended June 30, 2001 were $13.2 million, a decrease of $2.8 million, or 17% over the $16.0 million reported for the second quarter of 2000. Sales for the six months ended June 30, 2001 were $23.9 million, a decrease of $6.9 million or 22% over the $30.8 million reported for the first six months of 2000. The decreases in both the three and six month levels result from declines in the level of sales of graphics and signal distribution and automation products.

U.S. revenues in the three and six month periods ended June 30, 2001, decreased by approximately $5.3 million and $7.9 million, respectively, resulting from the transition to the next generation graphics products, the absence of one large router order that was present in 2000 and a general downturn in the economy. International revenues in the three and six months ended June 30, 2001, increased by $2.5 million and $1 million, respectively.

Sales of the Company's next generation graphics products of Duet, Aprisa and Digital Codi, increased in the aggregate by approximately $0.5 million in the second quarter of 2001 as compared to 2000. At the same time, overall sales of iNFiNiT! family products declined by approximately $2 million. Sales in Q2 2001 from the Company's signal distribution and automation business declined primarily because last year's quarterly results included a large U.S. based router order. Revenues grew sequentially by 24% in Q2 2001 over Q1 2001. The Company believes that this is attributable to improved sales execution and the growing market acceptance of new products.

Gross margins for the second quarter of 2001 decreased to 40.0% from 47.0% in the comparable quarter in 2000, exclusive of a $0.4 million write down of inventory. The inventory write down had the effect of reducing the quarterly gross margin by 3%. Gross margins for the six month periods in 2001 and 2000, were 42% and 45%, respectively, exclusive of the write down of inventory in 2001 which impacted gross margins in the six month period by 2%. Gross margins in the graphics sector are lower than expected due to a greater percentage of fixed overhead costs in comparison to the level of business. Gross margins in the signal distribution and automation business also declined as a result of products and services that were provided by third parties at greater than average cost.

Selling, general and administrative (SG&A) expenses increased by $0.7 million, to $8.2 million in the quarter ended June 30, 2001 compared to $7.5 million in the second quarter of 2000. SG&A expenses increased by $4.1 million, or 30%, to $17.5 million in the first six months of 2001 compared to $13.4 million for the first six months of 2000. The increase in the three and six month 2001 amounts is substantially the result of the activities associated with the pursuit of the digital media services and interactive TV markets that had just begun in Q2 2000. Also impacting the second quarter of 2001, were severance costs related to downsizing in the Company's core businesses as part of its cost reduction efforts.

Research and development (R&D) costs in the second quarter of 2001 are less than the comparable 2000 levels by approximately $0.2 million. R&D costs decreased during the first six months of 2001 compared to the same period in 2000 by $0.1 million. Efforts in this area continue, but are relatively flat as the current focus is directed at expanding our existing product family and making enhancements to our existing generation of products.

During 2001 the Company has experienced a slowdown in revenues in its graphics business. In addition, revenues in the new media business were significantly lower than anticipated and the Company has virtually eliminated any additional investment in this business for the foreseeable future. Consequently, during the second quarter of 2001, management approved restructuring plans to realign its organization, reduce operating costs, and curtail any spending associated with the pursuit of streaming services. This restructuring involves the reduction of employee staff by approximately 40 positions and the closure of its New York and London offices and two satellite offices. The Company is actively seeking third parties to sub-lease abandoned facilities. As a result of these circumstances and events, the Company considered a variety of factors and determined that the carrying amount of the excess of purchase price over net tangible assets acquired and other long-lived assets were in excess of their fair value. Impairment charges were recorded for the write down of the excess of purchase price over net tangible assets acquired associated with the streaming services business, leasehold improvements, software, computers and other equipment. As a result, the Company recorded restructuring and other nonrecurring charges totaling $8.3 million. Prospectively, the Company anticipates that the plan should generate approximately $1 million in savings per quarter.

Interest and other expense, net, increased by $0.24 million in the three months ended June 30, 2001 as compared to 2000. Interest and other expense, net, decreased in the comparable six month period by $0.35 million. Both the three and six month periods in 2001 were impacted by the reduced level of interest income attributable to lower cash balances offset by a lower expense attributable to lower average borrowings. Interest expense in the six month period in 2000 included a non-cash charge of $0.5 million related to the Company's decision to satisfy an interest obligation on its subordinated debentures by issuing additional debentures.

Other expense, net, increased by $0.01 million in the three months ended June 30, 2001 as a result of losses realized on the sale of marketable securities of $0.98 million offset by foreign exchange gains. In addition, other expense, net, increased in the six month period ended June 30, 2001, by $0.4 million due to foreign exchange losses incurred in the first quarter of the year.

Liquidity and Capital Resources

At June 30, 2001, the Company had cash on hand of $2.3 million and working capital of $13.9 million.

As set forth in the Consolidated Statements of Cash Flows, the Company used $7.7 million in cash from operations during the six months ended June 30, 2001 as compared to using $2.0 million in cash for the comparable 2000 period. The utilization of cash from operations results primarily from the realization of the net loss and decreases in accounts payable offset by the cash generated from lower inventory and receivable balances.

The Company also paid $4.7 million in cash for the acquisition of Interocity Development Corporation and $0.8 million to acquire property and equipment, primarily related to the infrastructure associated with its new media initiatives.

In response to lower than anticipated sales levels and an apparent slowdown in the U.S. economy, the Company has taken steps to reduce its costs structure. Also during the second quarter, the Company realigned its organization and significantly downsized its new media initiatives to conserve cash. Personnel reductions have occurred during 2001 and subsequent to June 30, 2001 and employee headcount is approximately 260 as compared to 326 at the beginning of the year. Additional downsizing and curtailed spending initiatives will continue as necessary. The Company continues to believe that it will have sufficient cash resources through December 31, 2001. However, there can be no assurance that the Company will be able to adjust its structure in sufficient time to respond to revenue shortfalls.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended June 30, 2001 and 2000, sales to foreign customers were 55% and 30% of total sales, respectively. Substantially, all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended June 30, 2001 and 2000 was a gain of $0.01 million and a loss of $0.07 million, respectively.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company is from time to time involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. Changes in Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 16, 2001, voting was held for the election of eight directors as follows:

	In Favor	Against
Charles M. Diker	31,674,175	155,106
Donald P. Greenberg	31,674,261	155,020
Roger Henderson	31,674,683	154,600
Alan J. Hirschfield	31,674,265	155,017
Christopher R. Kelly	31,674,956	154,327
Wesley W. Lang, Jr.	31,674,749	154,532
Eugene M. Weber	31,674,774	154,508
Michael I. Wellesley-Wesley	29,389,936	2,439,345

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

None.

ITEM 6(b). Reports on Form 8-K

On May 29, 2001, the Company filed a report on Form 8-K pertaining to the move of the trading of its common stock from the New York Stock Exchange to the OTC Bulletin Board (OTCBB).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 13, 2001	/s/ Roger Henderson
(Date)	Roger Henderson
President and
Chief Executive Officer

August 13, 2001	/s/ Dawn Johnston
(Date)	Dawn Johnston
Senior Vice President and
Chief Financial Officer