Form 10-Q
period 2001-09-30
CHYRON CORP
filed 2001-11-14
CIK 20232

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001
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

As of November 14, 2001 there were 39,563,691 shares of common stock, par value $.01 of the registrant issued and outstanding.

This document consists of 16 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands except share amounts)
ASSETS
	(Unaudited) September 30, 2001	December 31, 2000
Current assets:
Cash and cash equivalents	$ 2,234	$15,332
Accounts receivable, net	10,173	13,365
Inventories, net	11,839	14,503
Investments	63	603
Prepaid expenses and other current assets	919	1,481
Total current assets	25,228	45,284

Property and equipment	6,339	9,274
Excess of purchase price over net tangible assets acquired, net	856	5,042
Pension and other assets	4,757	4,997
Software development costs, net	517	1,231
TOTAL ASSETS	$37,697	$65,828

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$13,462	$11,870
Current portion of long-term debt	2,916	2,141
Capital lease obligations	181	254
Total current liabilities	16,559	14,265

Long-term debt	5,726	6,571
Convertible debentures	8,452	8,037
Capital lease obligations	180	323
Pension and other liabilities	3,799	3,671
Total liabilities	34,716	32,867

Commitments and contingencies

Shareholders' equity:
Preferred stock: par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock: par value $.01
Authorized - 150,000,000 shares
Issued and outstanding -
39,563,691 at September 30, 2001 and 38,870,467 at December 31, 2000	395	389
Additional paid-in capital	71,258	70,022
Accumulated deficit	(67,790)	(36,902)
Accumulated other comprehensive income	(882)	(548)
Total shareholders' equity	2,981	32,961
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,697	$65,828

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(In thousands except per share amounts)

(Unaudited)

	2001	2000

Net sales	$11,341	$14,027
Cost of products sold	9,961	7,025
Gross profit	1,380	7,002

Operating expenses:
Selling, general and administrative	6,496	7,739
Research and development	1,216	1,790
Goodwill impairment charge	3,595

Total operating expenses	11,307	9,529

Operating loss	(9,927)	(2,527)

(Loss) gain on sale of investments	(194)	477

Interest expense (income) and other, net	64	(320)

Net loss	$(10,057)	$(2,370)

Net loss per common share - basic and diluted	$ (0.25)	$ (0.07)

Weighted average shares used in computing net loss per common share - basic and diluted	39,564	35,431

Comprehensive loss:
Net loss	$(10,057)	$(2,370)
Other comprehensive loss:
Foreign currency translation adjustment	(62)	(305)
Unrealized loss on securities available for sale	(59)	(1,676)

Total comprehensive loss	$(10,178)	$ (4,351)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(In thousands except per share amounts)

(Unaudited)
	2001	2000

Net sales	$35,251	$44,851
Cost of products sold	24,235	23,887
Gross profit	11,016	20,964

Operating expenses:
Selling, general and administrative	23,949	21,132
Research and development	4,656	5,293
Restructuring and goodwill impairment charges	11,898

Total operating expenses	40,503	26,425

Operating loss	(29,487)	(5,461)

(Loss) gain on sale of investments	(292)	477

Interest and other expense, net	(1,109)	(1,541)

Loss before provision for income taxes	(30,888)	(6,525)

Net loss	$(30,888)	$(6,525)

Net loss per common share - basic and diluted	$ (.78)	$ (.19)

Weighted average shares used in computing net loss per common share - basic and diluted	39,415	34,208

Comprehensive loss:
Net loss	$(30,888)	$(6,525)
Other comprehensive loss:
Foreign currency translation adjustment	(189)	(744)
Unrealized loss on securities available for sale	(261)	(821)

Total comprehensive loss	$(31,338)	$(8,090)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000

(In thousands)

(Unaudited)

	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(30,888)	$(6,525)
Adjustments to reconcile net loss to net cash used in operating activities:
Restructuring and other nonrecurring charges	7,298
Impairment of the excess of purchase price over net assets acquired	3,595
Depreciation and amortization	4,100	3,361
Non-cash settlement of interest liability	410	542
Loss (gain) loss on sale of investments	292	(477)
Other	47
Changes in operating assets and liabilities:
Accounts receivable, net	3,370	(2,005)
Inventories	2,632	(819)
Prepaid expenses and other assets	584	(187)
Accounts payable and accrued expenses	615	3
Other liabilities	134	359
Net cash used in operating activities	(7,811)	(5,748)

CASH FLOWS FROM INVESTING ACTIVITIES
(Acquisitions) of property and equipment, net	(511)	(1,000)
Sale of investments	106	620
Business acquisition	(4,662)
Net cash used in investing activities	(5,067)	(380)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(675)	(250)
Borrowings (payments) on revolving credit agreements, net	658	(2,753)
Payments of capital lease obligations	(207)	(363)
Net proceeds from sale of common stock		18,187
Exercise of stock options and warrants		697
Net cash (used in) provided by financing activities	(224)	15,518

Effect of foreign currency rate fluctuations on cash and cash equivalents	4	(1)

Change in cash and cash equivalents	(13,098)	9,389

Cash and cash equivalents at beginning of period	15,332	5,453
Cash and cash equivalents at end of period	$ 2,234	$14,842

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2001 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2001 and 2000. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The December 31, 2000 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 method of presentation.

Nature of Business

The Company experienced a significant weakness in its graphics business during the first nine months of 2001, due in large part to a slowdown in the U.S. economy. Also, revenues in the new media business were significantly lower than anticipated as potential customers delayed or eliminated their streaming initiatives in order to curtail discretionary spending. In addition to the losses sustained in the first, second and third quarters of 2001, the Company has sustained losses from operations in each of the three years ended December 31, 2000. At times, the Company has failed its financial covenant under its credit agreement for which it obtained waivers and/or amendments. As a result, the Company has taken aggressive steps to reduce its cost structure through facility consolidation, personnel reductions and spending restrictions to bring its operations in line with current and projected revenue levels. In addition, it has eliminated any additional investment in the area of streaming services. The Company believes that this restructuring and downsizing will not compromise the Company's ability to achieve growth in the markets it serves. While the Company has the ability and intention to continue to reduce the cost structure and delay expenditures in an effort to preserve cash, there can be no assurance that the Company will be able to adjust its variable costs in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments should defaults occur. The Company will be implementing additional headcount reductions in the fourth quarter of 2001 to reduce its cost structure in line with anticipated revenue levels.

Recent Accounting Pronouncements

In July 2001 the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and SFAS No. 142 "Goodwill and Other Intangible Assets." SFAS No. 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting, and broadens the criteria for recording intangible assets separate from goodwill. Recorded goodwill and other intangibles will be evaluated against this new criteria and may result in certain intangibles being subsumed into goodwill, or alternatively, amounts initially recorded as goodwill may be separately identified and recognized apart from goodwill. SFAS No. 142 requires the use of a nonamortization approach to account for purchased goodwill and certain intangibles. Under a nonamortization approach, goodwill and certain intangibles will not be amortized into results of operations, but instead would be reviewed for impairment and written down and charged to results of operations only in the periods in which the recorded value of goodwill and certain intangibles is more than its fair value. The Company does not believe the impact of adopting these statements will be material to the financial statements.

In August 2001, the FASB issued FAS No. 143, "Accounting for Asset Retirement Obligations," which addresses the accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. FAS 143 will be effective January 1, 2003 for the Company. In October 2001, the FASB issued FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses the accounting and reporting for the impairment and disposal of long-lived assets. FAS 144 will be effective January 1, 2002 for the Company. The financial statement impact of adopting these statements has not yet been determined.

2. BUSINESS ACQUISITION

In January 2001, the Company acquired Interocity Development Corporation, a privately-held company based in New York City. The purchase price consisted of $5 million in cash, $1.3 million in Chyron common stock and direct acquisition costs of approximately $0.2 million. Approximately 632,000 shares were issued at a price of $1.58, which was based on the 10-day average of the NYSE closing price of the stock for the 10 trading days prior to the closing. The acquisition was accounted for as a purchase in accordance with APB16 and accordingly, the excess of the purchase price over the net assets acquired of $6.2 million was allocated to goodwill. See note 3 for subsequent events related to the Company's investment in Interocity.

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

These primarily non-cash restructuring and nonrecurring charges include the write downs of certain fixed assets of $1.5 million, goodwill impairment of $5.5 million, severance costs of $0.7 million, loss on lease commitments of $0.5 million and other costs of $0.10 million. From July 1, 2001 through September 30, 2001, the following cash outlays have been made (in thousands):

	Severance	Lease Commitments	Other

Accruals at June 30, 2001	$347	$442	$27
Cash outlays during third quarter 2001	(347)	(126)	(27)
Remaining at September 30, 2001	-	316	-

4. ACCOUNTS RECEIVABLE

Accounts receivable is stated net of an allowance for doubtful accounts of $2.0 million and $2.3 million at September 30, 2001 and December 31, 2000, respectively.

5. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	September 30, 2001	December 31, 2000
Finished goods	$ 5,437	$ 5,330
Work-in-process	1,329	1,133
Raw material	5,073	8,040
	$11,839	$14,503

During the quarter ended September 30, 2001, the Company recorded an inventory write down in the amount of $3.2 million, which is included in the cost of products sold in the accompanying consolidated statement of earnings. Approximately $2.2 million of this charge relates to the Graphics division, primarily the iNFiNiT! product line, due to declining sales, as well as certain other excess inventory items. The remaining $1.0 million of this charge relates to certain Signal Distribution and Automation product lines which have been discontinued as well as obsolete demonstration equipment out at customer locations.

6. GOODWILL IMPAIRMENT

Due to the continued decline in the financial results of Pro-Bel Limited and the slow down in the global economy, the Company evaluated its investment in Pro-Bel for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121"). In accordance with FAS 121, the Company assessed the recoverability of its investment in Pro-Bel by comparing the undiscounted future cash flows with the carrying value of its investment. As a result of this analysis, the Company determined that the expected future cash flows would be insufficient to recover the carrying value of its investment and determined the asset was impaired. Accordingly, the Company recognized a goodwill impairment charge of $3.6 million during the quarter ended September 30, 2001. The Company calculated the goodwill impairment by comparing the carrying value of its investment with the present value of its estimated future cash flows. As a result of this analysis, the Company determined that the cash flows from this subsidiary would be insufficient to recover the carrying value and, accordingly, the value of this asset was impaired to the extent the carrying value would not be recovered. The Company has determined that the entire net asset of $3.6 million is non-recoverable based on current and forecasted operating results of the division.

7. LONG -TERM DEBT

On May 14, 2001, the Company amended its credit facility with its lender that reduced the total facility to $5.7 million from $12 million, changed the interest rate to Prime + 1% from Libor + 2.125% or a rate based on Prime, at the Company's option, extended the expiration date to March 31, 2003, and established revised covenants to reflect the Company's 2001 projections. As of September 30, 2001, the Company was in violation of its EBIDTA financial covenant with its lender, for which its agreement was amended.

During the third quarter 2001, holders of the Company's Series B Convertible Debentures elected to extend the option of receiving interest in the form of additional debentures in lieu of cash, which was to terminate contractually on July 15, 2001, to April 15, 2002. For the three and nine months ended September 30, 2001, approximately $0.14 million and $0.41 million, respectively, was paid in the form of additional debentures by the Company.

8. LISTING STATUS

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

9. SEGMENT INFORMATION

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
Business Segment Information		Signal	Digital
(In thousands)		Distribution	Media
	Graphics	& Automation	Services
Three months ended September 30, 2001
Net sales	$4,740	$6,601
Operating loss	4,418	5,509
Depreciation and amortization	451	415

Three months ended September 30, 2000
Net sales	$6,793	$7,209	$ 25
Operating profit (loss)	417	(1,199)	(1,745)
Depreciation and amortization	438	652	32
Geographic Areas	United States	Europe	Other

Three months ended September 30, 2001
Net sales	5,624	5,222	495
Operating loss	4,585	4,879	463

Three months ended September 30, 2000
Net sales	$8,333	$ 5,037	$ 657
Operating loss	(45)	(2,159)	(323)

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

Results of Operations

Overview

This discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto:

Comparison of the Three and Nine Months Ended September 30, 2001 and 2000

Sales for the quarter ended September 30, 2001 were $11.3 million, a decrease of $2.7 million, or 19% over the $14.0 million reported for the third quarter of 2000. Sales for the nine months ended September 30, 2001 were $35.2 million, a decrease of $9.6 million or 21% over the $44.8 million reported for the first nine months of 2000. The decreases in both the three and nine month levels result from declines in the level of sales of graphics and signal distribution and automation products. The declines are a result of the transition to the next generation high definition graphics products, the absence of one large router order that was present in 2000 and a general downturn in the economy.

Sales of the Company's next generation high definition graphics products of Duet, Aprisa and Digital Codi, increased in the aggregate by approximately $1.6 million in the third quarter of 2001 as compared to 2000. At the same time, overall sales of iNFiNiT! family products declined by approximately $1 million. Sales in Q3 2001 from the Company's signal distribution and automation business declined primarily because one large routing order which was present in 2000, coupled with an overall decline in demand as a result of a general downturn in the global economy.

Gross margins for the third quarter of 2001 decreased to 12.0% from 50.0% in the comparable quarter in 2000. Third quarter 2001 gross margins included a $3.2 million write down of inventory and demonstration equipment. The inventory write down had the effect of reducing the quarterly gross margin by 28%. The inventory write down in the amount of $3.2 million, is included in the cost of products sold in the accompanying consolidated statement of earnings. Approximately $2.2 million of this charge relates to the Graphics division, primarily the iNFiNiT! product line, due to declining sales, as well as certain other excess inventory items. The remaining $1.0 million of this charge relates to certain Signal Distribution and Automation product lines which have been discontinued as well as obsolete demonstration equipment out at customer locations. Gross margins for the nine month periods in 2001 and 2000, were 31% and 47%, respectively. The nine months ending 2001 included the write down of inventory and demonstration equipment of $3.2 million which impacted gross margins in the nine month period by 9%. Gross margins for the three and nine months ended September 30, 2001 decreased from 50% to 40% and 40% to 50% respectively, exclusive of the inventory write down, due to a greater percentage of fixed overhead costs in comparison to the level of business for the graphics business and product mix in the signal and distribution business.

Selling, general and administrative (SG&A) expenses decreased by $1.2 million, to $6.5 million in the quarter ended September 30, 2001, compared to $7.7 million in the third quarter of 2000. SG&A expenses increased by $2.8 million, or 13%, to $24.0 million in the first nine months of 2001, compared to $21.1 million for the first nine months of 2000. The decrease in the three month 2001 amounts is a result of the restructuring plan implemented in the second quarter of 2001 which resulted in reduced operating costs and curtailed spending associated with Digital Media Services. The increase in the nine month 2001 amounts is substantially the result of the activities associated with the pursuit of the Digital Media Services and Interactive TV markets during 2001, which had only begun operating in late 2000. Due to the continued decline in the financial results of Pro-Bel Limited and the slow down in the global economy, the Company evaluated its investment in Pro-Bel for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121"). In accordance with FAS 121, the Company assessed the recoverability of its investment in Pro-Bel by comparing the undiscounted future cash flows with the carrying value of its investment. As a result of this analysis, the Company determined that the expected future cash flows would be insufficient to recover the carrying value of its investment and determined the asset was impaired. Accordingly, the Company recognized a goodwill impairment charge of $3.6 million during the quarter ended September 30, 2001. The Company calculated the goodwill impairment by comparing the carrying value of its investment with the present value of its estimated future cash flows.

Research and development (R&D) costs in the third quarter of 2001 decreased from the comparable 2000 levels by approximately $0.6 million. R&D costs decreased during the first nine months of 2001 compared to the same period in 2000 by $0.6 million. Efforts in this area continue, but are relatively flat as the current focus is directed at expanding our existing product family and making enhancements to our existing generation of products.

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

Interest and other expense, net, increased by $0.10 million in the three months ended September 30, 2001, exclusive of a $0.48 million foreign exchange gain in the third quarter of 2001, as compared to 2000. Interest and other expense, net, increased in the comparable nine month period by $0.43 million. Both the three and nine month periods in 2001 were impacted by the reduced level of interest income attributable to lower cash balances offset by a lower expense attributable to lower average borrowings. Interest expense in the nine month period in 2000 included a non-cash charge of $0.5 million related to the Company's decision to satisfy an interest obligation on its subordinated debentures by issuing additional debentures.

Liquidity and Capital Resources

At September 30, 2001, the Company had cash on hand of $2.2 million and working capital of $8.7 million.

As set forth in the Consolidated Statements of Cash Flows, the Company used $7.8 million in cash from operations during the nine months ended September 30, 2001 as compared to using $5.7 million in cash for the comparable 2000 period. The utilization of cash from operations results primarily from the realization of the net loss offset by the cash generated from lower inventory and receivable balances.

The Company also paid $4.7 million in cash for the acquisition of Interocity Development Corporation and $0.8 million to acquire property and equipment, primarily related to the infrastructure associated with its new media initiatives.

In response to lower than anticipated sales levels and an apparent slowdown in the U.S. economy, the Company has taken steps to reduce its costs structure. Also during the second quarter, the Company realigned its organization and significantly downsized its new media initiatives to conserve cash. Personnel reductions have occurred during 2001 and subsequent to June 30, 2001 and employee headcount is approximately 260 as compared to 326 at the beginning of the year. Additional downsizing and curtailed spending initiatives will continue as necessary. The Company continues to believe that it will have sufficient cash resources through December 31, 2001. However, there can be no assurance that the Company will be able to adjust its structure in sufficient time to respond to revenue shortfalls. The Company will be implementing additional headcount reductions in the fourth quarter of 2001 to reduce its cost structure in line with anticipated revenue levels.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended September 30, 2001 and 2000, sales to foreign customers were 50% and 41% of total sales, respectively. Substantially, all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended September 30, 2001 and 2000 was a gain of $0.48 million and a loss of $0.13 million, respectively.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

None.

ITEM 6(b). Reports on Form 8-K

The Company did not file any current reports on Form 8-K during its fiscal quarter ended September 30, 2001.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

November 14, 2001	/s/ Roger Henderson
(Date)	Roger Henderson
President and Chief Executive Officer

November 14, 2001	/s/ G.R. Sam Seraphim
(Date)	G.R. Sam Seraphim
Interim Chief Financial Officer