Form 10-K
period 2001-12-31
CHYRON CORP
filed 2002-04-01
CIK 20232

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

Commission File Number 1-9014

CHYRON CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(631) 845-2000

Securities registered pursuant to Section 12(b) of the Act:

None	None
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $.01
(Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( )

The aggregate market value of voting stock held by non-affiliates of the Company on March 1, 2002 was $18,990,572 based on the closing price of the registrant's common stock on the OTC Bulletin Board on March 1, 2002. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 1, 2002 was 39,563,691.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 23, 2002 are incorporated by reference into Part III.

Exhibit index is located on page 70

This document consists of 74 pages

From time to time, including in this Annual Report on Form 10-K, the Company may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities and Exchange Act of 1934 relating to such matters as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. Although the Company believes that the expectations reflected in such "forward-looking statements" are reasonable, it can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from the Company's expectations. Information on significant potential risks and uncertainties not discussed herein may be found in the Company's filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ materially from the anticipated results or other expectations expressed in the Company's "forward-looking statements." Factors that can cause or contribute to these differences include those described under the headings "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television ("DTV") and high definition television ("HDTV"), consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, expansion into new markets and the Company's ability to successfully maintain the costs associated with recent restructuring, and successfully implement its acquisition and strategic alliance strategy.

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

Create, manipulate and manage text, logos and other graphic images using special effects such as 3D transforming, compositing and painting;

Control and distribute live video, audio and other data signals;

Manage broadcast video content and automate the output of broadcast facilities.

Create interactive content and deliver to TV set top boxes.

Serving the television industry for over three decades, we believe that we have established ourselves as a leading innovator in the development of products that generate television graphics and distribute and control the distribution of video and audio signals. Our products are intended to meet the myriad demands of digital television, which includes high definition television mandated by the U.S. Federal Communications Commission (the "FCC") in 1996. More recently we believe that we have established a global leadership position in providing products for graphics authoring and automated content delivery for the worldwide emerging markets of Interactive TV.

The transition from analog to digital signals in the video and audio world has created a range of new means to deliver video and audio content to the consumer. These range from High Definition Television ("HDTV"), through Standard Definition Digital TV ("DTV"), Interactive TV services, to the Internet, where the ability to incorporate video to enhance web sites or to deliver a video channel without a broadcast license continues to attract a growing number of participants.

In 2000 Chyron established an additional business unit to take advantage of the perceived opportunities presented by the emerging Internet and interactive markets. Specifically, the Company set up a Streaming Services Division to provide consulting services to corporate clients and in January 2001 acquired an Internet service provider, Interocity Development Corporation ("Interocity") to strengthen its presence in that market. The early part of 2001 proved to be a difficult period in which to operate such a business. While management still believed in the eventual vision, the Company decided to exit the consulting services business. The prevailing economic conditions at the time and the Company's inability to devote resources to this initiative without affecting the core business mandated the decision.

However, management views Interactive TV as having a direct bearing on everyday business opportunities, particularly in the European market, where the rollout of Interactive TV is more advanced. Management regards Chyron's capabilities in that space as an important technological competitive edge that is expected to ultimately generate significant revenues because our products enable customers to create interactive content.

Chyron Graphics plans on building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational and professional video market sectors. Additionally, Graphics will continue to be involved in the Interactive market by developing partnerships to deliver advanced interactive graphics tools. The new Duet® and Lyric® product lines are now established in the U.S. and are rapidly gaining acceptance in Europe and Asia. We believe Chyron Graphics continues to be the world leader in the "real-time" character generator market. It dominates the live, "on-air" TV graphics segment and its customers include most major broadcast, cable, satellite and post production facilities in the U.S. and Europe. We believe our new Graphics products can only reinforce this position.

The Pro-Bel Division is a European leader in routers and associated equipment enabling the management and delivery of high bandwidth digital video, digital audio and other data signals. It is also established as a provider of high-end transmission automation and media asset management solutions. Pro-Bel is recognized in the global broadcast community for the high quality and reliability of its products. Pro-Bel will continue to develop and bring to market innovative routing, control and management solutions.

Chyron started 2001 organized into Graphics products (Graphics Division), Signal Distribution and Automation products (Pro-Bel Division) and Streaming Services, which was discontinued in the second quarter. Revenues from the two divisions were $19 million and $27 million for Graphics and Pro-Bel Divisions, respectively, outperforming Streaming Services at $0.2 million. From a geographic perspective, as presented in Note 20 of the Consolidated Financial Statements, the U.S. and Europe accounted for 49% and 48% of total revenues, respectively, which demonstrate Chyron's revenues are derived almost exclusively from these two regions. Pro-Bel Division is based in the U.K. and derives a significant portion of its revenues from U.K. customers, to which are also added Graphics revenues derived from U.K. customers. In consequence, in 2001 revenues derived from U.K. customers represented a significant percentage of total revenues.

During 2001 the Company took decisive steps to refocus on its core business by closing down both the Streaming Services Division (including Interocity) and redirecting its involvement in Interactive TV. As a result of the difficult economic and operating environments it faced at the beginning of the fourth quarter, the Company implemented a restructuring plan to reduce staff costs and to set new and lower departmental budgets. At the end of the fourth quarter 2001 the Company employed approximately 190 fulltime employees, a reduction of 26% of the Company staff at the end of the third quarter. The purpose of this restructuring plan was to generate anticipated annual savings of almost $11 million.

Products and Services

The Company offers a broad range of products that meet the needs of the video and audio production, post-production and distribution markets. In addition, the convergence of traditional broadcast and Internet technology is providing the Company preliminary opportunities in the Interactive TV market and, to a lesser extent, the Internet streaming market.

The Company's line of high-performance graphics systems is used by many of the world's leading broadcast stations to display news flashes, election results, sports scores, stock market quotations, programming notes and weather information. The Company's signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites. The Company's line of control and automation systems is used to automate the steps taken in the management, editing and distribution of video and audio content. In the area of interactive TV, the Company is leveraging its expertise as a provider of broadcast tools to promote solutions for the creation and delivery of interactive content.

Graphic Systems

Duet® and Duet® HD: The Duet is a real-time 2D/3D serial digital video graphics processing platform that integrates a Windows® NT front end with real-time graphics processing to provide exceptional performance for television character generator applications. It has become the replacement for the analog industry standard iNFiNiT!® family of products. The Duet is configurable as a standard definition digital TV ("DTV") or digital HDTV unit. Content may be created for both formats simultaneously, and can be played back on the two separate devices.

Duet uses Lyric, Chyron's content creation and play-out software, to compose messages and play back content. Lyric is the winner of several product awards based on its ease of operation and flexibility. Lyric can output files for television broadcast, HTML and interactive television. It imports over 25 different file formats, including True Type® fonts, TIFF and TGA bitmaps as well as iNFiNiT! messages, making Lyric a universal graphics tool.

Lyric may be used off-line for composition and preview purposes when installed on a standard PC. New features of Lyric include full screen, dual channel video squeeze-back, advanced effects (blinds, assemble, explosion, matrix, page turns, ripple), iNFiNiT! file export, zoom function for timeline editing, and Windows® 2000 support. Imports of numerous formats are supported.

Extending the reach of Duet, CAL (Chyron Abstraction Layer) allows third party software developers to use standard Open GL code to create custom applications, making Duet as accessible for software product development as a personal computer. Currently over 200 U.S. broadcasters are using Duet for on-air graphics creation and play-out. In addition, Duet is used extensively on major sporting events, such as "Monday Night Football" (ABC), "Sunday Night Football" (ESPN), NASCAR racing (Fox Sports), and the 2002 Winter Olympics (CBC). Duet is also used in high profile production applications for customers like Turner Studios, Fox News, CNNfn, and ABC. Grass Valley Group® and Avid® are also using Lyric as a "plug in" to their non linear editing systems, enabling content creation and iNFiNiT! and Duet family import of existing graphics, enhancing the capabilities and value of those editing systems.

The open architecture of the Duet system has enabled Chyron to introduce additional scalable, cost effective product solutions to the Duet family. These products include Duet LEX, which enables real-time animation play-out, Duet LE, a compact character generator with pre-loaded animations and Duet PCI and PCI+, which offer Duet capabilities in a PC board set. These additions to the Duet product line open new markets to Chyron that include non-broadcast users, government, industry, education and smaller post-production facilities.

Chyron Aprisa® Clip/Stillstore Systems: The Aprisa family of Digital Disk Recorders (DDRs) and Stillstores has evolved further with the Aprisa SSX 601 digital multi-channel SSX Stillstore server, which offers up to four channels each with key, all in a single chassis. In addition, a number of new feature sets are available across the Aprisa line, including the SSX Stillstore option for the Duet LE, enabling users to have multi channel character generator and Stillstore capabilities in the same frame. This cost-effective product continues Chyron's strategy of providing solutions in new markets. The Aprisa 100 is a Windows NT based Stillstore system. It provides sophisticated database functions, play list creation and playback with effects, search, sort and editing. The Aprisa 250 Integrated Clip/Stillstore provides the combined functionality of a 90-minute, dual-stream digital disk recorder and a single channel Aprisa 100 Stillstore in one chassis. This combination offers an affordable and feature-packed solution for delivering animated on-air graphics. The new Aprisa 200SX offers four channels of stills or clips, on a channel-by-channel basis. The new Aprisa Director controls unlimited Aprisa channels and streams the program output to a desktop VGA. Finally, the Aprisa Video Graphics Server SAN enables true real-time sharing of media resources, either locally or across a storage area network (SAN).

iNFiNiT! ® Family of Graphics and Character Generators: Chyron's family of iNFiNiT! products has long been the standard for broadcast quality character generators. Largely due to the iNFiNiT! family line, Chyron believes that it has a 60-70% share of the installed base of the high-end broadcast character generator market in the U.S. The iNFiNiT! family are legacy products that are being phased out in favor of the Duet line. The large iNFiNiT! installed base will not provide significant revenues from product sales prospectively. Service revenue and support on the existing large installed base is expected to continue for several years on a declining basis.

Compact Graphics and Character Generators: The Company's compact character generators, sold under the CODI® and pcCODI names, provide real-time text, titling and logo generation which are used for broadcasting time, temperature, weather warnings, sports statistics, scoreboards, news updates and financial information. Now fully digital, the rackmount version, which has up to two CODI cards, is called DigiCODI and is a direct plug-in replacement to the analog CODI. It is used extensively for Emergency Alert System (EAS) applications. The Digital pc CODI 601 is a powerful 32-bit processing engine, which has increased capabilities within the CODI product line.

Signal Distribution and Automation

Signal Routing and Control:

Pro-Bel provides an extensive range of distribution, signal processing, routing and control solutions, which are utilized to process and distribute broadcast media and data signals. Pro-Bel prides itself on the scalability of its hardware and the sophistication and flexibility of its control systems. Pro-Bel control protocols have become industry standards and are embraced by many of our competitors.

Eclipse: A family of high performance, large-scale routing switchers, providing cost effective and compact serial digital video, mixed format Serial Digital Video ("SDV")/HDTV as well as Audio Engineering Society ("AES") audio routing. Incorporating sophisticated power supply monitoring and internal cooling, the Eclipse routers also have extensive in-field expansion capabilities, ensuring an easy path to future product upgrades and next generation products.

Freeway: Offering the most comprehensive and flexible architecture, Freeway is a true multi-format system, enabling in-field upgrades from analog to digital, and even allowing format conversion of audio within the router. With support for RS422 control and telecom signals, together with a powerful internal control system, Freeway is the number one choice for small to medium scale applications in the broadcast, transmission, post-production and outside broadcast environments.

MADI: Offering solutions for a diverse range of applications from large scale broadcast center routing to live theatre sound reinforcement. Pro-Bel invented the concept of routing MADI (Multiplexed Audio Digital Interface) signals. The latest systems combine advanced digital technology with precision format conversion techniques in an exceptionally compact package.

Axis: For the smaller requirement, such as signal monitoring, bypass or preview selection, a wide range of self contained 16 x16 sources/destinations routers for all broadcast signals are available. This range offers unique versatility in control, unusual for such a competitive package, and is entirely compatible with the larger routers in the Pro-Bel range, making it a valuable entry-level product.

Aurora Router Control: Aurora encompasses a range of hardware and software control elements.  Each can be used as a control system in its own right, permitting users to choose either hardware or software based control.  However, when used together they provide an incredibly powerful, integrated control platform.

Control Panels:  A wide range of hardware, and touchscreen soft, pushbutton and keypad control panels are available to suit various requirements and budgets.

Modular Interfacing:

ICON from Pro-Bel is an innovative and flexible rack frame that can house a wide variety of functions. Chyron has invited other broadcast manufacturers to participate in the use of this rack frame, making it an industry standard. This has increased the attractiveness of the product as it offers more acceptability and compatibility than one vendor alone can typically achieve. Pro-Bel also offers the 6063 range with an economic rack frame architecture, ideally suited to general purpose distribution applications.

Automation & Asset Management Systems:

Pro-Bel offers the complete solution for television station transmission automation.  The broadcast automation product line is partnered with MAPP, a powerful modular asset management system. The systems are designed to work across the three main areas of the broadcast operation: Ingest, Storage and Play-out. The Company's automation solution is aimed at the larger more complex broadcast operation. The Company believes that industry consolidation and the trend to centralcasting increase the applicability of its automation product.

Asset Management: MAPP is a Windows-based, video server management and control system, allowing an unlimited number of users on a network or even wide area network to record, track, browse, cache and replay broadcast material according to a user-defined schedule. MAPP easily interfaces with disk based video servers manufactured by many different vendors.

Meridian: The fast track to station automation, Meridian incorporates many of the advantages available in larger systems by integrating a number of key applications for ingest and playout.

Compass and Sextant: Provide comprehensive station automation for single and multi-channel operations, with Compass controlling a larger number of devices including large cart machines. Sextant can be upgraded to Compass functionality.  Unique real-time hardware platform with redundant controllers and power supplies provides reliability.  Users edit schedules and interface to traffic systems via standard NT workstations that provide familiar and intuitive operation.

Network Management:

COSMOS is Pro-Bel's workflow management system, providing status information and reconfiguration capability for a complete broadcast installation over a computer network. Even off-site engineers, alerted via e-mail or SMS messages can log into the central server, find out the nature of the reported fault and carry out any reconfiguration required.  The system embraces not only processing and routing hardware, but also software products, including integration, with a growing number of COSMOS partners who utilize the ICON frame and the COSMOS workflow management system.

Digital Master Control Switchers:

TX 420 and TX 410: Compact and cost effective, these switchers process serial digital video and digital analog or embedded audio inputs. For sophisticated transitions, an optional 3D DVE (Digital Video Effects) may be added. TX Series master control switchers provide unique built-in integration with Pro-Bel Compass/Sextant automation and maximum flexibility, where one panel can control many channels, or a number of panels can share channels. With its multi-channel capability, the TX Series panels can control HDTV channels along side standard definition digital channels, permitting a seamless migration to high definition operation.

Streaming Services

During 2000 the Company moved into two new markets - streaming media and interactive TV - by creating the Chyron Streaming Services Division. Early in 2001 the Company acquired Interocity Development Corporation ("Interocity") and it became part of Chyron Streaming Services Division.

It became apparent in the second quarter of 2001 that market conditions would make it very difficult to continue operating the Streaming Services Division without negatively impacting the core graphics, signal distribution and automation business. Management took into consideration a number of factors, including but not limited to market conditions, customer support and competitive pressures, and closed down the Division in the second quarter of 2001.

Although Chyron is not directly involved in the streaming services market, the Pro-Bel division provides hardware and software products targeted at the streaming professional. The Clarinet DualStreamer is a broadcast-compliant streaming media coder used to encode video and audio for use on the Internet. A typical application is webcasting a broadcast station's output or an on-line corporate briefing for shareholders. Unlike conventional PCs, DualStreamer is designed as a rack mount PC with professional signal interfaces and dual power supplies for reliability. This compact unit provides scaleable 'headless operation' with an LCD display for configuration and status monitoring. In addition, the optional DSP audio pre-processor greatly improves the audio quality and eliminates the need for external signal processing equipment. DualStreamer also offers a centralized control platform and the unique ability to stream two separate video feeds or share the same input for dual format streaming.

Marketing and Sales

The Company markets its products and systems to traditional broadcast, production and post-production facilities, government agencies, educational institutions and telecommunications and corporate customers. In order to maintain and increase awareness of its products, the Company displays at the major domestic and international trade shows of the broadcast and computer graphics industries. In the U.S., the Company exhibits at the National Association of Broadcasters (NAB) and Society of Motion Picture and Television Engineers (SMPTE) conventions. It also exhibits at the International Broadcasters Convention (IBC) in Europe.

The Company also exhibits at minor shows across the world, either directly or in partnership with its dealers. Product promotion is also achieved through direct-mail campaigns, e-newsletters and advertisements placed in relevant journals. Due to the Company's reputation as a market leader and innovator, articles are often published in trade journals and papers presented at technical conventions by the engineering staff, reinforcing the technical credentials of the Company. In order to operate within the restructuring plan implemented in the fourth quarter of 2001, the Company will continue to participate selectively in trade shows and plans to spend marketing dollars judiciously in conformance with the restructuring plan.

Sales of the Company's products in the U.S. and the United Kingdom are made through Company direct sales personnel, dealers, independent representatives, systems integrators and OEMs. Direct sales, marketing and product specialists serving these markets act as links between the customer and the Company's development teams. Although reductions were made in the Company's sales and marketing staff as part of a restructuring plan implemented in the fourth quarter of 2001, the Company has attempted to limit the impact on the direct sales personnel.

Sales of the Company's products outside of the U.S. and United Kingdom are made through dealers and sales representatives covering specific territories. In addition, the Company operates sales offices in Hong Kong, Paris, New Delhi and Copenhagen to support foreign sales. In some territories, dealers sell products from all of the Company's product categories; in other territories, dealers handle only specific products.

Service, Support and Training

The Company offers comprehensive technical service, support and training to its customers through 24 hours per day, seven days per week access to trained service and support professionals for an annual fee. Scaleable and of fixed duration training courses are available through the Company. In length these range from three days to two weeks and consist of a mix of classroom discussions and hands-on training. The Company offers training courses for many of its products at its Melville, NY headquarters and its Reading, U.K. and Paris, France facilities. The Company also conducts on-site training.

Available through the Company is installation assistance, hardware and software maintenance contracts and spare parts. The Company believes support contracts and a responsive spare parts supply service facilitate customer satisfaction. Service is provided both domestically and internationally by the Company or through its appointed dealers and representatives. The Company also provides sales and service support to its dealers from time to time.

Warranty and Service

The Company provides warranties on all of its products ranging from ninety days to two years. On new products, the Graphics Division offers a warranty of one year and Pro-Bel Division offers up to two years. There may be, in certain instances, exceptions to these terms. A provision is made to estimate the warranty cost in products sold based on historical actual results.

Research and Development

The Company's research and product development, conducted primarily in Melville, NY and Reading, U.K., has been focused on the revitalization and extension of the Company's core products. During 2001, 2000 and 1999, the Company spent approximately $5.6 million, $6.9 million and $7.3 million, respectively, for research and development, net of amounts capitalized for software development for new and existing products. The Company believes that personnel reductions made in the Research and Development Department during the restructuring will not adversely impact the Company's research and development efforts regarding our core product offerings.

Manufacturing

The Company has final assembly and system integration operations located in Melville, NY and Reading, U.K. The Company primarily uses third-party vendors to manufacture and supply all of the hardware components and sub-assemblies utilized in the Graphics Division. In 2001, one particular vendor represented 25% of the Company's purchases for the Graphics Division. The Company is beginning to diversify sourcing of capital components and now has a second vendor and is qualifying a third to diversify sourcing of critical components. In the case of the Pro-Bel Division, which has more extensive manufacturing and assembly, the Company relies on a combination of outside vendors, none of which is irreplaceable.

Pro-Bel designs many of its system components to meet its own specifications, including metal and electronic parts and components, circuit boards and certain sub-assemblies. It assembles such items and standard parts, together with internally developed software, to create final products. The Company then performs testing and quality inspections of each product. The Pro-Bel Division is certified to British Standard-EN-ISO 9001. There are no customers that represent in excess of 10% of consolidated revenues for 2001, 2000 and 1999.

Competition

The markets for graphics imaging, media storage, transmission automation, signal routing systems and distribution systems are highly competitive and are characterized by rapid technological change and evolving industry standards. Rapid obsolescence of products, frequent development of new products and significant price erosion are all features of the industry in which the Company operates. The FCC's ruling requires U.S. broadcasters to utilize DTV transmission by 2006. If a similar requirement were to be imposed by other government agencies worldwide, it would require large future capital expenditures by the broadcast industry. Management believes the FCC's ruling has created an opportunity for the Company in the market place; however, the Company's ability to capitalize on this opportunity has been delayed due to slow market acceptance and implementation of DTV transmission globally.

The Company is currently aware of several major and a number of smaller competitors. In the graphics area, the Company believes its primary competitors are Pixel Power Ltd., Pinnacle Systems Inc., and Inscriber Technology Corporation. For routing and distribution products, the Company believes its primary competitors are Leitch Technology Corporation, Thomson Multimedia, Miranda Technologies, Avid Technology Inc. and the Grass Valley Group (recently acquired by Thomson Multimedia). In the control and automation area, the Company believes its primary competitors are Encoda, Harris, Thomson Multimedia and Omnibus. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than the Company. On a region-by-region basis, certain product categories or market segments in which the Company does or may operate, are dominated by established vendors.

Employees

Personnel reductions occurred during 2001 and employee headcount was 190 at December 31, 2001 as compared to 326 at the beginning of the year. Additional downsizing and curtailed spending initiatives continued into the fourth quarter.

As of December 31, 2001, the Company had 190 fulltime employees, comprised of 35 in sales and marketing, 59 in manufacturing and testing, 17 in customer support, service and training, 33 in finance, support activities and administration and 46 in research and development. None of these employees are represented by a labor union. As part of the restructuring plan in the fourth quarter the Company eliminated 66 individuals, representing 26% of staff at the end of the third quarter of 2001. The Company also employs contract personnel for specific functions or expertise, especially in manufacturing operations. The number of contract hires fluctuates according to the Company's requirements.

Patents and Proprietary Rights

The Company's success depends upon its ability to protect its proprietary software technology and operate without infringing the rights of others. It relies on a combination of patent, trademark and trade secret laws to establish and protect its proprietary rights in its technology.

The names Chyron, Scribe, Chyron Scribe, Chyron Scribe Junior, Chyron SuperScribe, iNFiNiT!, MAX!>, MAXINE!, CODI, Duet, I2, Chyron Care, Intelligent Interface, Intelligent Interface (I2), CMX, CMX AEGIS, CMX OMNI, Aurora, Lyric, Liberty and Liberty Aurora and Design are registered trademarks of the Company. The Company also has rights in trademarks and service marks which are not federally registered. The Company does not have registered copyrights on any of its intellectual property.

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

If adopted, the Pro-Bel Division will be required to comply with the Waste on Electrical and Electronic Equipment ("WEEE") directive being considered by the United Kingdom authorities. The WEEE directive puts a duty on manufacturers of electrical and electronics products to finance the collection, removal of hazardous components and recycling of their products when they will be discarded after 2005. This directive is likely to enter into force in Summer 2002 and Member States of the European Union will then have 18 months to implement it into their national legislation. The WEEE Directive's primary aim is to reduce annual production of 6 million metric tons of waste from WEEE in the European Union Community, in line with the EU Commission's waste strategy (which has previously been applied to packaging and is being applied to end of life vehicles).

A precise figure on the implementation cost of the directive for manufacturers cannot be given at this stage as some principles including timescale, allocations of responsibility and financing of historical waste, have not yet been defined or agreed to by the U.K. authorities, therefore, no accrual for these costs is required for 2001.

ITEM 2. PROPERTIES

The executive offices and principal office of the Company and its graphics business are located in Melville, New York pursuant to a lease that expires on June 30, 2004. This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. The Company has closed down sales offices in Dunwoody, GA, of 2,700 square feet, and in Cupertino, CA, of 4,000 square feet, but it remains liable pursuant to leases, which both expire on November 30, 2002.

In the United Kingdom, the Company's executive office is located in Reading, U.K. where it owns a facility of approximately 19,000 square feet. This facility is also used for research and development and marketing and sales. The Company occupies additional facilities in the United Kingdom in Reading, used primarily for manufacturing, assembly and test, which total approximately 28,000 square feet pursuant to leases that expire from December 25, 2012 through September 29, 2020. The Company currently utilizes 90% to 100% of the space of all of its facilities. Management believes that each facility is suitable for its existing operations and does not foresee the need for any significant expansion of its current U.K. facilities. Finally, the Company has a sales office in Paris, France of approximately 3,000 square feet from which it covers the French market and supports adjacent territories.

ITEM 3. LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2001, there were no matters submitted to a vote of the Chyron shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

Chyron's common stock has been quoted on the OTC Bulletin Board under the symbol "CYRO" since May 2001, when it was delisted from the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of the common stock as reported on the New York Stock Exchange under the symbol "CHY" from January 1, 2001 to May 24, 2001 and the high and low reported bids as quoted on the OTC Bulletin Board from May 25, 2001 through March 1, 2002. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Price Range of Common Stock (in $)

	High	Low

Year ended December 31, 2001
Fourth quarter	0.430	0.200
Third quarter	0.700	0.350
Second quarter	1.190	0.250
First quarter	2.188	0.790

Year ended December 31, 2000
Fourth quarter	3.375	1.125
Third quarter	4.750	1.625
Second quarter	11.250	2.437
First quarter	13.500	1.500

On March 1, 2002, the closing price of the Company's common stock as reported on the OTC Bulletin Board was $0.48. The approximate number of holders of record of the Company's common stock at March 1, 2002 was 5,136.

In August 1999, the Company received a notice from the NYSE indicating that it did not meet the continued listing standards issued in late July 1999. The criteria revised and raised the minimum requirement of stockholders' equity to $50 million, from $12 million of net tangible assets and global market capitalization to $50 million from $12 million. The Company was allotted 18 months to comply with the revised listing requirements. In April 2001, the Company received notification that its stock should be removed from the NYSE list as it was not in compliance with the revised continued listing requirements. The Company requested a review with a committee of the board of directors of the NYSE to appeal the decision, which was scheduled for June 6, 2001. In May 2001, the Company voluntarily withdrew its appeal of the NYSE's decision due to the considerable amount of resources it would cost to appeal the decision. As of May 25, 2001, the Company's common stock has been quoted on the OTC Bulletin Board.

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

During late 1998 and early 1999 the Company raised approximately $7.7 million through the issuance of Series A and Series B 8% subordinated convertible debentures, due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A debentures, totaling $1.2 million, pay interest quarterly and are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. The Series A debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date. As of December 31, 2001, the aggregate principal was $1,242,000 and all interest due was paid in cash.

The Series B debentures, with an original face value of approximately $6.5 million, are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. In certain circumstances, the Series B debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest is payable quarterly and may be paid by increasing the amount of principal owed thereunder. During 2001, approximately $0.56 million of interest was paid in the form of additional debentures issued by the Company. The total accumulated principal, including additional debentures paid in kind, at December 31, 2001, was approximately $7.4 million.

On December 17, 2001, the terms of the existing Series A and Series B subordinated convertible debentures were amended to extend the maturity date of the Series A and B debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at the Company's sole option. On February 28, 2002, the Company's board of directors agreed to pay interest on the Series A and Series B debentures only by increasing the amount of principal owed thereunder. In connection with the amendment to the Series A and Series B debentures, on December 17, 2001, the Company issued warrants to holders of the amended Series A and Series B debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The warrants were immediately vested and are exercisable through December 31, 2004 at $0.35 per share which was above fair market value on the date of issuance. Under the terms of the agreement a registration statement relating to the shares of common stock underlying the warrants is expected to be filed with the Securities and Exchange Commission by April 15, 2002.

The Series A and Series B debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The sales of the Series A and Series B debentures were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of the Company's knowledge, the purchasers of the Series A and Series B debentures acquired them for their own accounts, and not with a view to any distribution thereof.

In April 2000, the Company raised gross proceeds of $20 million in connection with a private placement of 3,076,923 shares of its common stock at a price of $6.50. The offering price per share was determined based on negotiations between the Company and its placement agents taking into account the historical trading history of the common stock and market conditions at such time. The price of the common stock, as listed on the New York Stock Exchange, ranged between $5.44 and $9.44 on the various closing dates. The Company has utilized the net proceeds, of approximately $18.2 million, to fund expenditures in the area of sales, marketing, the pursuit of strategic alliances and research and development in connection with its streaming services business. The private placement was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of the Company's knowledge, the purchasers acquired them for their own accounts, and not with a view to any distribution thereof. In connection with the private placement, the Company issued 151,914 warrants to the placement agents and 60,000 warrants to a consulting company to purchase common stock of the Company at an exercise price of $6.50. These warrants, which are immediately exercisable, will expire in April 2005 and were recorded as a reduction of gross proceeds.

In November 2000, Microsoft purchased 3,096,774 shares of common stock of the Company at a price of $1.9375 per share for an aggregate investment of $6 million. As a result, as of December 31, 2001, Microsoft owned approximately 8% of the Company. The Company used the proceeds from the sale to fund the development of interactive tools and the growth of the Company's Streaming Services Division. Microsoft sold all of those shares in March 2002 to other Chyron investors, affiliates and certain members of management.

In November 2000, the Company purchased a 20% interest in Video Technics, Inc. ("Video Technics") for $1,081,000 consisting of $500,000 and 300,000 shares of common stock valued at $581,000.

The issuance of stock in the Microsoft and Video Technics transactions was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder.

In January 2001, the Company issued 632,412 shares of common stock valued at $1,264,824 in connection with its acquisition of Interocity Development Corporation, as is explained more fully in Note 2 to the Consolidated Financial Statements, "Business Acquisition."

In May 2001, the Company issued 58,898 shares of common stock valued at $67,040 to certain executive officers as partial payment of their bonus compensation for 2000.

In December 2001, the Company completed a private placement of 12% Senior Subordinated Convertible Notes and received $2.21 million, exclusive of offering costs of $0.2 million. These Senior Subordinated Notes have a maturity date of December 31, 2003. Pursuant to the terms of the agreement, interest is payable in the form of additional Senior Subordinated Notes, or in cash, at the option of the Company. The Senior Subordinated Notes are immediately convertible into the Company's common stock at a conversion price of $0.35. A registration statement relating to the shares of common stock underlying the Senior Subordinated Notes is required to be filed but not declared effective with the Securities and Exchange Commission by April 15, 2002. The Company intends to use the proceeds of the offering for general business purposes. On February 28, 2002, the Board of Directors agreed to amend the Senior Subordinated Notes. The Board resolved that the Company will only pay interest on the Senior Subordinated Notes by increasing the amount of principal owed thereunder.

Assuming that the securities described below are not pre-paid, are paid in full at maturity, and that all interest will be paid by increasing the amount of principal thereunder, the projected aggregate principal amounts of the 12% Senior Subordinated Convertible Notes and on the Series A and Series B subordinated convertible debentures at December 31 of each of the next 5 years are listed below.

December 31 ($ millions)
Principal of Notes and Debentures	2001	2002	2003	2004	2005

Senior Subordinated Convertible Notes	$2.21	$2.48	$2.77	$ 0	$ 0

Series A Subordinated Convertible Debentures	1.24	1.40	1.57	1.77	0

Series B Subordinated Convertible Debentures	7.36	8.28	9.32	10.49	0

Total	$10.81	$12.16	$13.66	$12.26	$ 0

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected data regarding the Company's operating results and financial position. The data should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the Consolidated Financial Statements and Notes thereto, all of which are contained in this Annual Report on Form 10-K.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

Year Ended December 31,
	2001	2000	1999	1998	1997
Statement of Operations Data:
Net sales	$46,182	$56,272	$60,709	$83,710	$86,774
Gross profit	15,011	25,928	26,058	39,460	39,830
Operating expenses:
Selling, general and administrative	28,952	29,858	28,166	31,420	29,662
Research and development	5,635	6,862	7,315	9,537	6,822
Restructuring and other non-recurring charges	12,468		6,681	3,979	3,082
Total operating expenses	47,055	36,720	42,162	44,936	39,566
Operating (loss) income	(32,044)	(10,792)	(16,104)	(5,476)	264
(Loss) on sale of investments	(328)	607	541	1,194
Interest and other expense, net	(1,295)	(1,723)	(1,272)	(1,786)	(1,242)
Loss	(33,667)	(11,908)	(29,784)	(4,447)	(760)
Loss per common share -
Basic	$(0.86)	$ (.34)	$ (.93)	$ (.14)	$ (.02)
Diluted	$(0.86)	$ (.34)	$ (.93)	$ (.14)	$ (.02)
Weighted average number of common shares outstanding (1) -
Basic	39,352	34,824	32,084	32,058	32,538
Diluted	39,352	34,824	32,084	32,058	32,538

As of December 31,
	2001	2000	1999	1998	1997
Balance Sheet Data:
Cash and cash equivalents	$4,342	$15,332	$ 5,453	$1,585	$2,968
Working capital	4,366	31,019	17,761	30,036	38,955
Total assets	33,899	65,828	58,381	83,116	94,080
Long-term obligations	16,027	18,602	21,622	17,315	21,959
Shareholders' equity	313	32,961	22,512	49,770	53,962

(1) Adjusted to reflect the reverse stock split effected on February 7, 1997.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses Chyron's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, revenue recognition investments, intangible assets, income taxes, financing operations, warranty obligations, restructuring costs, retirement benefits, and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors. These include, but are not limited to, pricing pressures, customer requirements, supply issues, manufacturing performance, product development and general market conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of its consolidated financial statements. Chyron maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. If the financial condition of Chyron's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Chyron provides for the estimated cost of product warranties at the time revenue is recognized. While Chyron engages in extensive product quality programs and processes, including actively monitoring and evaluating the quality of its component suppliers, Chyron's warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from Chyron's estimates, revisions to the estimated warranty liability may be required.

Chyron writes down its inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Technology changes and market conditions may render some of the Company's products obsolete and additional inventory write-downs may be required. If actual, future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. Chyron holds interests in companies having operations or technology in areas within or adjacent to its strategic focus, one of which is publicly traded whose share prices are highly volatile and one of which is privately held whose value is difficult to determine. Chyron records an investment impairment charge when it believes an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. Chyron records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Additionally, should Chyron determine that it would be able to realize its deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Net sales include revenue derived from product sales and upgrades as well as service revenue. For product sales, we recognize revenue at the time products are shipped and title has transferred, provided that a purchase order has been received or a contract has been executed, there are no uncertainties regarding customer acceptance, the sales price is fixed and determinable and collectability is deemed probable. If uncertainties regarding customer acceptance exists, revenue is recognized when such uncertainties are resolved. For programming, consulting and software licensing services and construction contracts, we recognize revenue based on the percent complete for fixed fee contracts, with the percent complete being calculated as either the number of direct labor hours in the project to date divided by the estimated total direct labor hours or based upon the completion of specific task orders. It is our policy to record contract losses in their entirety in the period in which such losses are foreseeable. For nonfixed fee jobs, revenue is recognized based on the actual direct labor hours in the job times the standard billing rate and adjusted to realizable value, if necessary. There are no significant post-contract support obligations at the time of revenue recognition. Our accounting policy regarding vendor and post-contract support obligations is based on the terms of the customers' contract, billable upon the occurrence of the post-sale support. Costs of goods sold are recorded as the related revenue is recognized. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter and could result in future operating losses. Service revenue related to annual maintenance contracts is generally recognized ratably over a period of twelve months. Customer service costs are included in selling, general and administrative expenses and are not material. Revenues associated with long-term contracts are recognized on the percentage-of-completion method, subject to substantive customer acceptance. Revisions in profit estimates are reflected in the period in which the facts that give rise to the revision become known. Provisions for anticipated losses are charged to earnings when identified.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales. Net sales for 2001 were $46.2 million, a decrease of $10.1 million, or 17.9% from the $56.3 million reported in 2000. Net sales during the years ended December 31, 2001 and 2000 consisted of $18.9 million and $26.9 million, respectively, from the Graphics Division and $27.1 million and $29.4 million, respectively, from the Signal Distribution and Automation Division. In addition, in 2001 we generated $0.2 million in direct interactive/streaming revenues, compared to nominal revenues in 2000. Formally launched in November 2000, the Streaming Services Division was closed down in the second quarter of 2001.

The Graphics Division is completing a transition. The legacy iNFiNiT! products are being successfully replaced by the lower priced Windows NT-based Duet and Aprisa Clip/Stillstore products. Duet is gaining wide acceptance in the Company's markets in the U.S. and in Europe. Duet sales in 2001 increased 60% over 2000. The Company's Clip/Stillstore product, Aprisa, declined in 2001 by 8% compared with 2000 revenues.

In 2001 sales of the Signal Distribution and Automation Division were lower than in 2000 because there were no large infrastructure projects being awarded to it. In addition, a transition from one generation of modular products to the next contributed to customer uncertainty and slower sales. However, the Company believes its engineering and development efforts in automation products began to improve late in 2001 and in the fourth quarter received a large order from Turner Broadcasting extending through 2003.

The impact of the recession of 2001 on the Company's net sales can not be quantified. A U.S. recession combined with an economic slowdown in Europe (the Company's principal market) translated to customers canceling projects and deferring others resulting in continued lower sales levels.

Gross Profit. Gross margins for the year ended December 31, 2001 and 2000, were 33% and 46%, respectively, inclusive of a $3.2 million write-down of inventory in 2001. Margins in the Graphics Division deteriorated significantly because of changing product mix and the discounting of selected products. Margins in the Signal Distribution and Automation Division have increased marginally over 2000 primarily due to launching of new products. The relative proportion of margins in hardware and in software products remained essentially the same in 2001 compared to 2000.

During 2001, the Graphics Division began to utilize semiconductor surface mount component technology more extensively than it had in the past. Production, which is outsourced to subcontract manufacturers and is accomplished through pick and place equipment rather than discrete electronic components assembled by hand on a printed circuit board. This technology is in constant and rapid change and would require large capital expenditure if the Company were to manufacture on its own with surface mount technology. In consequence, the Company began to rely on high volume contract manufacturers to produce inventory items rather than to manufacture in-house. As a result, effective as of the first quarter of 2002, the Company will no longer allocate Selling, General and Administrative (SG&A) and Research and Development (R&D) related to manufacturing as these costs will be incurred by third party manufacturers. Throughout 2001, the Company allocated portions of R&D and SG&A costs of approximately $1 million to cost of sales and overhead applied to inventory.

Selling, General and Administrative Expenses. Selling, General and Administrative (SG&A) expenses decreased by $1.0 million, or 3%, to $28.9 million, compared to $29.9 million in 2000. SG&A expenses in the fourth quarter were sharply reduced as part of a restructuring plan, which eliminated sales and marketing staff by 33% and reduced other operating costs. The Company has entered 2002 with a lower SG&A cost structure and expects SG&A to be lower on a prospective basis as a result of this headcount reduction.

Research and Development Expenses. Research and development (R&D) costs decreased during 2001 compared to 2000 by $1.2 million. Throughout 2001, as the Company launched its new products and refocused on its core competencies it became apparent that its expenditures on R&D can be reduced to a level commensurate with its projected product needs.

The headcount reduction of 26% in Research and Development was made to refocus resources on current and near term products rather than on products in early stage of development for which no definable future product benefits were apparent. Research and Development, as a consequence, is focusing on enhancing and improving existing product lines.

Goodwill Impairment, Restructuring and other Nonrecurring Charges. The Company recorded goodwill impairment, restructuring and other nonrecurring charges totaling $12.5 million during the second, third and fourth quarters of 2001 as summarized in the table below.

Goodwill Impairment, Restructuring and Nonrecurring Charges ($000)

	Q1	Q2	Q3	Q4	Total

Goodwill impairment	$ 0	$5,478	$3,595	$ 0	$ 9,073

Fixed assets	0	1,504	0	0	1,504

Severance	0	749	0	571	1,320

Lease commitments	0	523	0	0	523

Other	0	48	0	0	48

Total	$ 0	$8,302	$3,595	$ 571	$12,468

Total cash outlays through
December 31, 2001	0	1,320	0	571	1,891

Remaining cash outlays
at December 31, 2001	0	230	0	140	370

The largest of write-off ($8.3 million) occurred in the second quarter of 2001 and was directly related to closing down Chyron Streaming Services Division (see Item 1, Streaming Services). The second major write-off occurred in the third quarter and was directly related to an impairment of goodwill related to the acquisition of the Pro-Bel Division. The remaining obligation at December 31, 2001, consists of $113,000 in lease commitments and $257,000 in severance costs.

The real estate leased for offices in New York City, London, U.K., Slough, U.K., Atlanta, GA and Cupertino, CA, were written-off as were operating leases for software and leased communication lines. The Company is actively seeking third parties to sub-lease abandoned facilities. Total lease commitments written off were $523,000.

The Company paid severance to 40 employees of Streaming Services Division who were made redundant. Employee severance costs amounted to $749,000.

By closing down the Streaming Services Division, in the second quarter of fiscal year 2001, the Company evaluated its investment in Interocity, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of," (FAS 121"). The Company assessed the recoverability of its investment in Interocity by comparing the undiscounted future cash flows with the carrying amount of its investment. As a result of this analysis, the Company determined that the expected future cash flows would be insufficient to recover the carrying value of its investment and determined the asset was impaired. Accordingly, the Company determined that the entire net asset of $5.5 million was non-recoverable and recognized a goodwill impairment charge of $5.5 million during the second quarter of 2001.

In creating the Streaming Services Division, the Company invested in computer equipment, servers and furniture. When the Division was closed the total fixed assets written off were $1.5 million.

In the third quarter of 2001 due to continued poor results of the Company's Pro-Bel Division, the Company assessed the recoverability of its investment in Pro-Bel by comparing the undiscounted future cash flows with the carrying value of its investment. As a result of this analysis, the Company determined that the expected future cash flows would be insufficient to recover the carrying value of its investment and determined the asset was impaired. Accordingly, the Company recognized a goodwill impairment charge of $3.6 million during the third quarter of 2001. The Company calculated the goodwill impairment by comparing the carrying value of its investment with the present value of its estimated future cash flows.

In the fourth quarter, the Company implemented the restructuring plan as discussed in Item 1 above. Severance associated with the elimination/termination of 66 employees made in implementing the restructuring plan was $0.57 million. Cash outlays related to severance of $0.43 million were made during the fourth quarter of 2001 and approximately $0.14 million will be paid out during the first and second quarters of 2002, and was accrued for as of December 31, 2001.

Gain on Sale of Investments. During 2001, the Company recorded a loss of $0.3 million on the sale of approximately 60 percent of its marketable securities in RT-Set. In comparison, in 2000 the Company realized a gain of $0.6 million on its sale of approximately 23% of its investment in RT-Set. Fluctuations are a function of market share price.

Interest and Other Expenses. Interest and other expense, net, decreased by $0.4 million to $1.3 million during 2001 from $1.7 million in 2000. During 2001, the Company recognized interest income of approximately $0.2 million compared to $0.7 million in 2000, due to lower cash balances year over year. Foreign exchange losses were not material in 2001. A loss of $0.3 million was recognized in 2000 as a result of fluctuations in foreign exchange rates.

Interest and Other Expenses Net ($000)
	2001	2000

Transaction (gain) loss	50	327
Bank interest	696	892
Bank fees	113	69
Lease interest	40	28
Convertible debenture interest	655	1075
Interest income	(227)	(773)
Other expenses (income)	(32)	105
	$1,295	$1,723

Provision/Benefit for Income Taxes. The Company did not record a tax benefit in 2001 relative to its operating loss. In the second quarter of 1999 the Company established a full valuation allowance against its U.S. deferred tax assets to recognize the uncertainty surrounding its realizability, and has continued to record a full valuation allowance against U.S. net deferred tax assets. Until the Company has significant U.S. taxable income, no additional benefit will be realized. The Company's net operating losses are subject to annual limitations under U.S. income tax rules as a result of the changes in control of the Company.

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

The Company generated nominal revenues in 2000 in connection with its Streaming Services Division. This Division, which was formally launched in November 2000, has begun to build a customer base in the U.K. and U.S. Streaming media services such as consultancy, equipment installation, encoding and webcasting, were being offered by this Division.

Gross Profit. Gross margins for the year ended December 31, 2000 and 1999, were 46% and 47%, respectively, exclusive of a $2.2 million write-down of inventory in 1999. Margins in the graphics sector improved, in large part, to products provided to the Sydney Olympics and lower overhead costs. Margins in the signal distribution and automation division have declined as a result of product mix due to the relative proportion of hardware versus software products, reduced pricing in the international market due to competition and the reduced value of the Euro, but were offset, to a lesser degree by lower costs associated with product redesigns.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $1.7 million, or 6%, to $29.9 million in 2000 compared to $28.2 million in 1999. SG&A expenses in the core businesses declined as a result of the 1999 restructuring and have continued to be reduced, primarily in the area of personnel, as the reduction in personnel year over year is 8%. These savings have been offset by the Company's expenditures, of approximately $6.3 million in 2000, associated with the efforts relative to its Streaming Services Division.

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

Liquidity and Capital Resources

The Company used $7.7 million in cash from operations during 2001 as compared to using cash of $8.8 million for the comparable 2000 period. The utilization of cash from operations during 2001 results primarily from the realization of the net loss offset by decreases in accounts receivable, accounts payable and inventory balances. The decrease in accounts receivable results from the timing of receipt of certain milestone payments and more effective collection efforts. Inventory balances at the end of 2001 were lower due to an inventory write-off of $3.2 million, improved procurement and consuming existing inventory as revenue decreased to $46.2 million in 2001 from $56.3 million in 2000.

During 2001, the Company purchased Interocity for $5 million and had capital expenditures of $0.5 million. In comparison, the Company acquired property and equipment in 2000 totaling $2.1 million of which $1.2 million related to the infrastructure established to support the Company's new media initiatives. In 2000, the Company also utilized $3.9 million in cash to pay down its credit facility and received $0.7 million from the issuance of common stock as a result of exercises of options and warrants and $0.8 million from the sales of investments.

In December 2001, the Company raised $2.21 million in connection with a private placement of 12% Senior Subordinated Convertible Notes. The Company also increased its bank borrowings by $2.5 million. We are utilizing the net proceeds of these transactions, of approximately $4.7 million, to fund severance costs of $0.6 million associated with the cost reductions made in the fourth quarter 2001 and to fund our working capital needs. At December 31, 2001, the Company had cash on hand of $4.3 million and working capital of $4.4 million. The availability under the revolving line of credit as of December 31, 2001 was $0.5 million.

The Company has financial obligations comprised of senior bank term debt, leases, a mortgage, Senior Subordinated Notes and Series A and Series B convertible debentures. Repayments for these obligations are summarized below:

December 31 ($000 )
Obligation Repayments	2002	2003	2004	2005	2006	2007 On

Revolving line of credit	$2,711	$2,347	$ 0	$ 0	$ 0	$ 0

Term debt	675	1,425(1)	0(1)	0(1)	0(1)	0(1)

Capital leases	149	123	108	36	0	0

Operating leases (inc. real estate)	1,414	1,113	836	595	550	5,298

Danehill, U.K., building mortgage	128	128	128	128	128	627

Senior Subordinated Notes(2)	0	2,772	0	0	0	0

Series A & B Debentures(2)	0	0	12,263	0	0	0

Total	$5,077	$7,908	$13,335	$ 759	$678	$5,925

(1) Assumes Term Debt is paid in full when it matures on December 26, 2003.

(2) Interest paid in kind is added to the principal.

Restructuring Plan, Second Quarter. In response to lower than anticipated sales levels and a slowdown in the U.S. economy, the Company took steps to reduce its costs structure. During the second quarter, the Company realigned its organization and closed down its Streaming Services Division to conserve cash. Personnel reductions occurred and employee headcount was 260 at June 30, 2001 as compared to 326 at the beginning of the year. Additional downsizing and curtailed spending initiatives continued into the fourth quarter.

Restructuring Plan, Fourth Quarter. In the fourth quarter of 2001, the Company implemented a restructuring plan to size its cost structure in line with anticipated revenues. All aspects of the business were examined in the U.S., U.K. and France. A plan was formulated that defined cuts of different magnitudes in all departments.

The restructuring plan implemented during the fourth quarter was substantially completed by December 31, 2001. Pursuant to the plan, the Company implemented staff reductions of 66 individuals (excluding contract personnel), down from 256 at the end of the third quarter. Budgeted costs for 2002 have been established at lower levels than in prior years. The combination of annualized reductions in personnel (including contract personnel) and overhead budgets was approximately $11.0 million.

The Company provides signal distribution and graphics products to the broadcast industry for use in digital television. Currently, its customers are facing capital budget constraints because of an economic slowdown in the U.S. and European economies, and there are few signs of growth in its traditional markets. In addition, the Company has sustained losses from operations in each of the five years ended December 31, 2001, and has failed to maintain its financial covenants under its credit agreement with its U.S. bank for which it has obtained amendments for the year ended December 31, 2001.

The Company is approaching 2002 with caution, adopting a modest outlook for growth, and sizing the business accordingly. The Company has configured its business with a level of costs that allows flexibility to reduce costs if economic conditions deteriorate. The Company believes it has sized the core businesses to a level that will not significantly reduce its cash resources while continuing to invest in its new products. The Company operates in a rapidly changing environment and it must remain responsive to changes as they occur. In the event that revenues are significantly below 2002 forecasted revenues the Company believes it has the ability to reduce or delay discretionary expenditures, such as capital purchases and marketing, so that it will have sufficient cash resources through December 31, 2002, however, there can be no assurance that the Company will be able to adjust its costs in time to respond to revenue shortfalls or obtain waivers and/or amendments should defaults occur.

In preparing contingency plans for a further decline in 2002 sales, the Company re-examined its cost structure. Should sales drop further the Company believes it has the ability to make further reductions in staff and overhead, in capital expenditures and in discretionary expenses. However, it should be noted that additional reductions take time to implement and can have an adverse effect on our ability to conduct business.

The Company has financial and other covenants with its U.S. bank. If the Company's performance was to deteriorate and the Company was in violation of covenants, the bank has the right to demand payment and may do so. The Company has four alternatives to generate cash and payoff the bank debt:

- Make additional reductions in staff and overhead (discussed above).

- Sell or enter into a sale - lease back of the Company's office building in Reading U.K. to generate $1.5 million to $2.5 million, net of the existing mortgage.

- Utilize available cash on the balance sheet, which was $4.3 million at December 31, 2001.

- Raise additional capital from third parties, which may include the Company's existing major shareholders and board members, through the sale of Company securities.

There is no guarantee, however, that any of these sources of cash would ever materialize or materialize in a timely fashion or upon terms that are acceptable to the Company.

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

Industry Transition to Digital Standards

As discussed above, in October 1996, the FCC adopted a new digital television standard. Conversion to the new standard will produce an opportunity to appropriately positioned companies involved in the broadcast industry and related business; however, this change has caused uncertainty, hesitation and indecision for broadcasters and other customers in their decisions on capital spending. The delay in capital spending by broadcasters has affected the level of the Company's sales. The method and timing of broadcasters' conversion to digital television is very important to the future operating results of the Company.

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Tangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not believe the application of the goodwill non-amortization provisions of these rules will have any material impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have any material impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 will not have a material impact on the Company's financial position and results of operations.

Company Common Stock in 401(k) Plan

The Company has a 401(k) plan into which it makes a 10 percent matching contribution in Chyron stock. A participant in the plan has 19 investment choices, one of which is chyron stock. As of December 31, 2001, Chyron stock represented 2.2 percent of total pension investments.

Transactions with Related Parties

In December 2001, the Company issued 12% Senior Subordinated Convertible Notes in the aggregate principal amount of $2.21 million. Certain directors, officers and beneficial owners of 5% or more of the common stock of the Company ("5% Shareholders") acquired approximately 40% of the Senior Subordinated Notes, as follows: London Merchant Securities plc, a 5% Shareholder, through its affiliate, acquired $250,000 principal amount; Christopher Kelly, a director and 5% Shareholder, acquired $450,000 principal amount; Alan J. Hirschfield, a director, through an affiliate, acquired $100,000 principal amount; Eugene Weber, a director, through an affiliate, acquired $15,000 principal amount; the wife of Roger Henderson, President, CEO and a director, acquired $20,000 principal amount; Graham Pitman, Senior Vice President Worldwide Sales & Marketing, acquired $20,000 principal amount; and James Paul, Executive Vice President and General Manager, Graphics Division, acquired $20,000 principal amount. The price and other terms of the Senior Subordinated Notes were determined through negotiations between the Company and its placement agent, Nash Fitzwilliams Ltd, and negotiations with the major purchaser of the Senior Subordinate Notes, who acquired $500,000 principal amount, with the board of directors representing the Company. A registration statement relating to the shares of common stock underlying the Senior Subordinated Notes is required to be filed with the Securities and Exchange Commission by April 15, 2002. The Company intends to use the proceeds of the offering for general business purposes. On February 28, 2002, the Board of Directors agreed to amend the Senior Subordinated Notes. The Board resolved that the Company will only pay interest on the Senior Subordinated Notes by increasing the amount of principal owed thereunder.

On September 7, 1999, the Company completed a private placement of approximately $6.5 million aggregate principal amount of 8% Series B Subordinated Convertible Debentures, due December 31, 2003. Certain directors, officers and 5% Shareholders acquired approximately 82% of the Series B debentures, as follows: London Merchant Securities plc, a 5% Shareholder, through its affiliates, acquired $760,000 principal amount; Christopher Kelly, a director and 5% Shareholder, acquired $2,350,000 principal amount; Alan J. Hirschfield, a director, through an affiliate, acquired $200,000 principal amount; Eugene Weber, a director, through an affiliate, acquired $2,000 principal amount; Weiss Peck & Greer, a 5% Shareholder affiliated with Wesley Lang, a director, acquired through its affiliates $1,960,000 principal amount; and Charles Diker, a director, acquired $80,000 principal amount. The price and other terms of the Series B debentures were determined through negotiations of the independent committee of the board of directors with the Company's placement agent at the time and Weiss, Peck & Greer, one of the lead investors in the Series B debentures. The Company is obligated to maintain the effectiveness of a registration statement relating to the shares of common stock underlying the Series B debentures until such time as all of such shares have been sold. On May 19, 2000 the Company filed a registration statement on Form S-3, Registration Number 333-37408, with the Securities and Exchange Commission, relating to such shares (the "2000 Registration Statement"). Holders will not be permitted to sell such shares under the 2000 Registration Statement upon the filing of this Form 10-K because the Company is no longer eligible to use Form S-3 registration statements, in part because the common stock is no longer listed on the New York Stock Exchange. However, the Company intends to file a registration statement on Form S-1 relating to such shares on or before April 15, 2002. The proceeds of the offering were used for general business purposes.

On January 22, 1999, the Company completed a private placement of approximately $1.2 million aggregate principal amount of 8% Series A Subordinated Convertible Debentures, due December 31, 2003. Certain directors, officers and 5% Shareholders acquired 100% of the Series A debentures, as follows: Weiss Peck & Greer, a 5% Shareholder affiliated with Wesley Lang, a director, acquired through its affiliates $790,000 principal amount; London Merchant Securities plc, a 5% Shareholder, through its affiliates, acquired $273,000 principal amount; children and affiliates of Alan J. Hirschfield, a director, acquired $90,000 principal amount; Eugene Weber, a director, through an affiliate, acquired $20,000 principal amount; Charles Diker, a director, acquired $39,000 principal amount; and Edward Grebow, then President and CEO, acquired $30,000 principal amount. The price and other terms of the Series A debentures were determined through negotiations of the independent committee of the board of directors with the Company's placement agent at the time and Weiss, Peck & Greer, the lead investor in the Series A debentures. The Company is obligated to maintain the effectiveness of a registration statement relating to the shares of common stock underlying the Series A debentures for a period of at least two years from the initial effective date. Such shares were registered for resale on the 2000 Registration Statement. Holders will not be permitted to sell such shares under the 2000 Registration Statement upon the filing of this Form 10-K because the Company is no longer eligible to use Form S-3 registration statements, in part because the common stock is no longer listed on the New York Stock Exchange. However, the Company intends to file a registration statement on Form S-1 relating to such shares on or before April 15, 2002. The proceeds of the offering were used general business purposes.

On December 17, 2001, the terms of the Series A and Series B subordinated convertible debentures were amended to extend the maturity date of the Series A and B debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at the Company's sole option. The terms of the amendment were determined through negotiations of the independent committee of the board of directors with Weiss, Peck & Greer, a 5% Shareholder and significant investor in the Series A and Series B debentures. On February 28, 2002, the Company's board of directors agreed to pay interest on the Series A and Series B debentures only by increasing the amount of principal owed thereunder. In connection with the amendment to the Series A and Series B debentures, on December 17, 2001, the Company issued warrants to holders of the amended Series A and Series B debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The warrants are immediately vested and are exercisable through December 31, 2004 at $0.35 per share. A registration statement relating to the shares of common stock underlying the warrants is expected to be filed with the Securities and Exchange Commission by April 15, 2002.

During 2001, Mr. Michael Wellesley-Wesley, a member of the Office of the Chairman, the Compensation and Stock Option Committee and Chairman of the Executive Committee of our board of directors, was paid $15,000 on a monthly basis for a period of six months and an additional $26,000 in other forms of compensation for consulting and other services rendered in respect of transactions and potential transactions involving the Company. Mr. Wellesley-Wesley will continue to receive the $15,000 monthly payment during 2002 for consulting and other services related to future transactions involving the Company.

Video Technics started its relationship with the Company by supplying a proprietary line of still and video clip servers. In November 2000, the Company purchased 20% of Video Technics in order to have a ready source of proprietary servers and to have some say in product development to meet customer needs. (See Note 5 to the Consolidated Financial Statements.)

Since the Company has hardware manufacturing capabilities and supply arrangements, the relationship with Video Technics changed. Video Technics currently only writes the software, sold under license to the Company, and the Company produces the servers.

The price of the Video Technics software is fixed. It is set by Video Technics, taking into account market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $1.3 million, $2.5 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Currently, the Company is the only customer of Video Technics whose financial well being is dependent on the Company's success with the Aprisa line. Being a privately-held and small company, there is no assurance that Video Technics will not face financial problems, thus being unable to meet its supply obligations and endangering the Aprisa product line for several months. In the past the Aprisa line has provided significant revenues to the Company and is expected to continue doing so in 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the years ended December 31, 2001 and 2000, sales to foreign customers were 51% and 39% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling, Euros and U.S. Dollars. The net impact of foreign exchange transactions was inconsequential in the year ended December 31, 2001 and a loss of $0.3 million in 2000.

Factors Affecting Future Results

Our future operating results are likely to fluctuate and therefore may fail to meet expectations, which could cause our stock price to decline.

Our operating results have varied widely in the past and are likely to do so in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons, including those set forth in these risk factors. Any failure to meet expectations could cause our stock price to significantly fluctuate or decline.

Factors that relate to our internal operations and could cause our operating results to fluctuate include:

The need for continual, rapid new product introductions;

Changes in our product mix;

Our inability to adjust our fixed costs in the face of any declines in sales;

Successful execution of our strategy to develop and market products for the TV broadcasting markets, namely, character generators, routing equipment, routing switchers, routing peripherals, master control, automation, signal processing, switchers network management, video clip and Stillstore and media management.

Factors that depend upon our suppliers and customers and could cause our operating results to fluctuate include:

The timing of significant product orders, order cancellations and reschedulings;

The availability of production capacity and fluctuations in the manufacturing yields at the facilities to which we subcontract our critical components; and

The cost of raw materials and manufacturing services from our suppliers.

Factors that are industry risks and could cause our operating results to fluctuate include:

Intense competitive pricing pressures;

Introductions of or enhancements to our competitors' products; and

The cyclical nature of the industry.

Our day-to-day business decisions are made with these factors in mind. Although certain of these factors are out of our immediate control, unless we can anticipate and be prepared with contingency plans that respond to these factors, we will be unsuccessful in carrying out our business plan.

We cannot assure you that we will reach profitability because we have a history of losses.

We incurred significant losses from 1997 through 2001. Our accumulated deficit in these five years as of December 31, 2001 was $70.6 million. We had net loss of $33.7 million in 2001. We cannot assure you that we will return to profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects.

A sale of a substantial number of shares of our common stock may cause the price of our common stock to decline.

If our current stockholders sell substantial amounts of our common stock, including shares issued upon the exercise of outstanding options, the market price of our common stock could fall. Such sales also might make it more difficult for us to sell equity or equity-related securities in the future at a time and price that we deem appropriate.

If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future.

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market new products, including Duet products that replaced the iNFiNiT!, Max and Maxine product lines. To date, we have been selling our Duet products in increasing quantities, and we must continue to increase our sales or our business will suffer. If any of the following occur, our business will be materially harmed:

We fail to complete and introduce new product designs in a timely manner;

We are unable to have these new products manufactured according to design specifications;

Our customers do not perceive value in our new products and demand deep discounts;

Our sales force and independent distributors do not create adequate demand for our products; or

Market demand for our new products does not develop as anticipated.

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts.

To establish market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We experience a long delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We record as expenses the costs related to the development of new semiconductor products and software as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be material and adversely affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in designing a product, our business could be materially harmed. Our customers often evaluate our products for six to twelve months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. Even when customers integrate one or more of our products into their systems, they may ultimately discontinue the shipment of their systems that incorporate our products. System integrators whose products achieve customer acceptance may choose to replace our products with other products giving them higher margins or better performance.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards.

We may spend significant time and money on research and development to design and develop products around an emerging technology or industry standard. If an emerging technology or industry standard that we have identified fails to achieve broad market acceptance in our target markets, we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, our products may not be accepted in our target markets. As a result, our business would be materially harmed.

We have limited experience in designing and developing products that support industry standards. If systems manufacturers move away from the use of industry standards that we support with our products and adopt alternative standards, we may be unable to design and develop new products that conform to these new standards. The expertise required is unique to each industry standard, and we would have to either hire individuals with the required expertise or acquire such expertise through a licensing arrangement or by other means. The demand for individuals with the necessary expertise to develop a product relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire such expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner, if at all.

We may encounter periods of industry-wide surface mount components shortage, resulting in pricing pressure and a risk that we could be unable to fulfill our customers' requirements.

The semiconductor industry (from which surface mount components are derived) has historically been characterized by wide fluctuations in the demand for, and supply of, its products, which feed the electronics, telecommunications and computer markets. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry-wide surface mount component shortage, which could result in severe pricing pressure. In a market with undersupply, we would have to compete with the larger customers of our vendors for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource a large proportion of our products, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future industry-wide shortage of surface mount components or manufacturing capacity would materially harm our business.

We depend on one supplier, we are ramping up a second and prequalifying a third supplier of surface mount components.

We depend on a limited number of contract manufacturers to produce surface mount components for our products. We may be unsuccessful in diversifying our sources of supply from one to three suppliers and our principal supplier may experience unanticipated events that could inhibit their ability to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new surface mount components or transferring existing design and specifications to a new third party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our components may increase if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product.

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because it may not be practical to increase or decrease our rolling forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term. Our failure to adequately forecast demand for our products would materially harm our business.

Problems in manufacturing our products, especially our new products, may increase the costs of our manufacturing process.

Difficulties or delays in the manufacturing of our products in the U.S. and the U.K. can adversely impact our gross margin. In the past we have experienced production and supply problems that affected the gross margin. We may experience in the future the same type of problems or other problems. This would be especially true if we face cash constraints, slowing payments to our suppliers. That in turn affects our ability to manufacture products in a timely manner, which would adversely affect our profitability.

We may be unable to grow our business if the markets in which we sell our products do not grow.

Our success depends in large part on the continued growth of various markets that use our products. Any decline in the demand for our products in the following markets could materially harm our business:

Broadcasting infrastructure projects;

Video/audio, graphics and imaging;

Advertising;

Corporate customers;

Military and security systems.

Slower growth in any of the other markets in which our products are sold may also materially harm our business. Many of these markets are characterized by rapid technological change and intense competition. As a result, our products may face severe price competition, become obsolete over a short time period, or fail to gain market acceptance. Any of these occurrences would materially harm our business.

In order to remain profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products.

The legacy iNFiNiT!, MAX!> and MAXINE! products sold at prices that are a multiple of the current Duet line prices. With advances in technology and introduction of Windows-based operating systems, we have to continuously strive to provide more performance and characteristics in our products at lower prices. The Company may not be able to do so successfully in the future, thus negatively affecting our performance.

We depend upon third party dealers to market and sell our products and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

We employ independent, third-party dealers to market and sell a significant portion of our products. During 2001, a significant portion of our sales were made through our dealers and representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives that will be able to market, sell and support our products effectively.

Furthermore, with advances in technology we have been able to introduce lower-priced products. It may be that our distribution strategy needs to be modified as new product prices are lowered. It is possible we may not be successful in modifying our distribution strategy, thus adversely impacting our ability to sell our new products.

Problems associated with international business operations could affect our ability to manufacture and sell our products.

Sales to customers located outside the United States accounted for 51%, 39% and 44% of our total sales in 2001, 2000 and 1999, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

Managing foreign dealers and foreign customers, which may be state corporations or government agencies;

Staffing and managing foreign branch offices;

Political and economic instability;

Foreign currency exchange fluctuations;

Changes in tax laws, tariffs, environmental directives and freight rates;

Timing and availability of export licenses;

Inadequate protection of intellectual property rights in some countries; and

Obtaining governmental approvals for certain products.

In 2001 we denominated sales of our products in foreign countries exclusively in U.S. dollars, Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders.

Our officers, directors and principal stockholders together control approximately 46% (as of March 1, 2002) of our fully diluted outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of Chyron Corporation and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

We may be unable to accurately predict quarterly results if we are inaccurate in our sales projections, which could adversely affect the trading price of our stock.

We build up our sales projections from information obtained by the sales force and our dealers. We recognize revenue from sales to our dealers only when these dealers make sales to customers. Furthermore, in certain large contracts, applicable to both Graphics Division and Pro-Bel Division, there are acceptance and/or commissioning conditions. It is possible our products are delivered but are not paid for because acceptance and/or commissioning have not taken place to the satisfaction of the customer. We would not be able to recognize the revenue until the customer has accepted and/or commissioned the products.

Any deviation or inaccuracy in these above factors could affect our quarterly revenue and results of operations. As a result, on a quarterly basis, our stock price could materially fluctuate.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel.

We believe our future success will depend upon our ability to attract and retain engineers and other highly skilled personnel. Our employees are at-will and only a few are subject to employment contracts. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is intense. We have in the past experienced difficulty in recruiting and retaining qualified sales and technical personnel. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

We may be unable to adequately protect our intellectual property rights, and may face significant expenses as a result of future litigation.

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying the innovations, which are central to our existing and future products.

Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Furthermore, others may develop technologies that are similar or superior to our technology or design around the patents we own or the technology we create. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods. In addition, the laws of other countries in which we develop, manufacture or sell our products may not protect our intellectual property rights to the same extent as do the laws of the United States.

Our future operating results may fluctuate or deteriorate and we would be in violation of restrictive bank covenants.

Our operating results in the past, including 2001, have caused the Company to violate bank covenants for which we obtained waivers or amended our bank agreements. There is no assurance we will not be in violation of bank covenants in the future because of fluctuations or even deterioration in our operating results. At that point there is no assurance we will be able to obtain waivers or amend our bank agreements. If not, we would be in violation of our restrictive bank covenants and the bank would have the right to demand full payment. We would then be required to settle the outstanding obligation.

Our expectation is that we would not have the financial resources to meet the bank obligation in one payment. We would expect to agree to a payment plan to pay off the bank debt over a specific period of time. We cannot provide any assurance that the bank would accept any plan. Furthermore, we cannot provide any assurance that the sources of capital to pay off the bank would materialize in a timely manner and to the extent we had planned for.

In specific terms, the contemplated sources of capital to meet our bank obligation are listed below:

Sales of Pro-Bel building: Net of existing mortgage the expected proceeds (between $1.5 million to $2.5 million) may not materialize.

Cash on the balance sheet: There may be no cash on the balance sheet at the time of covenant violation.

Cuts in staff and overhead: A further restructuring may not be achievable without impairing the business.

Third party financial support: Sufficient additional financial support from third parties, which may include directors and principal shareholders, may not materialize as it has in the past.

The TV broadcast industry has historically expected lavish marketing expenses.

In the past we have spent generously on marketing. We have attended major trade shows in the U.S. and Europe, which cost us substantial sums. Our plan going forward is to participate in the principal trade shows and some of the minor shows.

We plan to control these expenditures and be more frugal and judicious in our expenditures. We cannot provide any assurance we will remain frugal and judicious in expensing our marketing dollars, because of market demands. Furthermore, we cannot provide any assurance that selective spending of our marketing dollars will pay off in the areas in which we are expecting results.

We sell hardware and software service agreements to our customers that may become onerous because of product problems or the age of our products.

We generate significant revenues from hardware and software agreements sold to our customers. It is possible that our products, current and prospective, do not provide sufficient customer satisfaction and require inordinate and expensive service support for each product category, beyond the level planned in the service agreements in place. That, by itself, would increase our expenses and make these service agreements unprofitable. In addition, customers who purchase service agreements and experience problems may be disinclined to renew their service agreements in subsequent years, hence affecting the significant revenues generated from service agreements.

Our warranties on products may prove insufficient and could cause us unexpected costs.

We warranty our products from 90 days to two years, depending on the type of product and industry practices. It is possible that our products, current and prospective, do not provide sufficient customer satisfaction and we are required to extend our warranty for a particular product or product line. In addition, we may extend the warranty period in certain special situations to win a particular contract, hence extending our liability period.

Any unplanned increase of our warranty periods would increase our costs and reduce our profitability. Because of the attendant contingent liabilities, it is possible that a reserve would have to be established, further affecting our operating results.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:	Page

Report of Independent Accountants - PricewaterhouseCoopers LLP	41

Consolidated Balance Sheets at December 31, 2001 and 2000	42

Consolidated Statements of Operations for the Years Ended December 31, 2001,
2000 and 1999	43

Consolidated Statements of Cash Flows for the Years Ended December 31, 2001,
2000 and 1999	44

Consolidated Statements of Shareholders' Equity for the Years Ended December
31, 2001, 2000 and 1999	45

Notes to the Consolidated Financial Statements	46-67

Financial Statement Schedule:

II - Valuation and Qualifying Accounts	73

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of Chyron Corporation

In our opinion, the consolidated financial statements and the financial statement schedule listed in the index appearing under Items 14(a)(1) and (2) on page 69 present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Melville, New York

March 20, 2002

CHYRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

December 31,
Assets	2001	2000
Current assets:
Cash and cash equivalents	$ 4,342	$15,332
Accounts receivable, net	8,029	13,365
Inventories, net	9,081	14,503
Investments	39	603
Prepaid expenses and other current assets	434	1,481
Total current assets	21,925	45,284

Property and equipment	5,803	9,274
Excess of purchase price over net tangible assets acquired, net	856	5,042
Investments		154
Software development costs, net	381	1,231
Pension and other assets	4,934	4,843
TOTAL ASSETS	$33,899	$65,828

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$10,168	$11,870
Current portion of long-term debt	7,286	2,141
Capital lease obligations	105	254
Total current liabilities	17,559	14,265

Long-term debt	1,139	6,571
Convertible debentures	10,798	8,037
Capital lease obligations	217	323
Pension and other liabilities	3,873	3,671
Total liabilities	33,586	32,867

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares,
Issued and outstanding - 39,563,691 and 38,870,467 at
2001 and 2000, respectively	396	389
Additional paid-in capital	71,324	70,022
Accumulated deficit	(70,569)	(36,902)
Accumulated other comprehensive loss	(838)	(548)
Total shareholders' equity	313	32,961
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$33,899	$65,828

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share amounts)

Year Ended December 31,
	2001	2000	1999

Net sales	$46,182	$56,272	$60,709
Cost of products sold	31,171	30,344	34,651
Gross profit	15,011	25,928	26,058

Operating expenses:
Selling, general and administrative	28,952	29,858	28,166
Research and development	5,635	6,862	7,315
Restructuring and goodwill impairment charges	12,468	0	6,681

Total operating expenses	47,055	36,720	42,162

Operating loss	(32,044)	(10,792)	(16,104)

(Loss) gain on sale of investments	(328)	607	541

Interest and other expense, net	(1,295)	(1,723)	(1,272)

Loss before provision for income taxes	(33,667)	(11,908)	(16,835)

Provision for income taxes	0	0	(12,949)

Net loss	$(33,667)	$(11,908)	$(29,784)

Net loss per common share - basic
and diluted	$ (.86)	$ (.34)	$ (.93)

Weighted average shares used in computing net
loss per common share:
Basic	39,352	34,824	32,084
Diluted	39,352	34,824	32,084

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

Year Ended December 31,
	2001	2000	1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(33,667)	$(11,908)	$(29,784)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Restructuring and other non-recurring charges	10,947		6,256
Loss (gain) on sale of investments	328	(607)	(541)
Depreciation and amortization	4,732	4,482	5,556
Non-cash settlement of interest liability	563	542
Provision for deferred income taxes			13,269
Other	53
Changes in operating assets and liabilities:
Accounts receivable, net of acquired assets & liabilities	5,612	(2,042)	6,435
Inventories	5,507	(1,092)	3,609
Prepaid expenses and other assets	736	(395)	350
Accounts payable and accrued expenses	(2,345)	2,055	(3,936)
Other liabilities	208	117	22
Net cash (used in) provided by operating activities	(7,326)	(8,848)	1,236

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment in Video Technics		(500)
Gross proceeds from sale of RT-Set	113	822	750
Acquisition of Interocity, net of acquired assets and liabilities	(5,000)
Acquisition of property and equipment	(505)	(2,093)	(439)
Capitalized software development	_____	_____	(3,129)
Net cash used in investing activities	(5,392)	(1,771)	(2,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Paydown of expiring credit facility			(8,493)
Proceeds from term loan	2,463		8,688
Payments of term loan	(675)	(450)	(1,225)
(Payments) borrowings from revolving credit agreement, net	(2,028)	(3,465)	415
Proceeds from issuance of senior subordinated notes	2,210		6,611
Payments of capital lease obligations	(246)	(394)	(547)
Net proceeds from sales of common stock		24,110
Proceeds from exercise of stock options and warrants	1	697	____
Net cash provided by financing activities	1,725	20,498	5,449

Effect of foreign currency rate fluctuations on cash and
cash equivalents	3	0	1

Change in cash and cash equivalents	(10,990)	9,879	3,868
Cash and cash equivalents at beginning of year	15,332	5,453	1,585
Cash and cash equivalents at end of year	$4,342	$15,332	$ 5,453

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 830	$1,378	$ 859
Income taxes paid	$ 0	$ 0	$ 203

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY ($000)

					Accumulated
			Additional		Other
			Paid-In	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income(loss)	Total

Balance at December 31, 1998	32,058	$ 321	$44,021	$ 4,790	$ 638	$ 49,770

Net loss				(29,784)		(29,784)

Cumulative translation adjustment					(284)	(284)

Unrealized gain on available for
sale securities					2,647	2,647

Total comprehensive loss						(27,421)

Issuance of common stock
as compensation	35		52			52

Warrants issued for consulting services
and in connection with debenture
issuance	______	______	111	______	______	111

Balance at December 31, 1999	32,093	321	44,184	(24,994)	3,001	22,512

Net loss				(11,908)		(11,908)

Cumulative translation adjustment					(768)	(768)

Unrealized loss on available
for sale securities					(2,781)	(2,781)

Total comprehensive loss						(15,457)

Settlement of interest liability			409			409

Exercise of stock options	233	2	595			597

Conversion of debentures	20		49			49

Sale of common stock to Microsoft, net	3,097	31	5,922			5,953

Issuance of stock in connection with
investment in Video Technics	300	3	578			581

Sale of common stock in connection
with private placement, net	3,077	31	18,126			18,157

Warrants issued and exercised	50	1	159	________	_______	160

Balance at December 31, 2000	38,870	389	70,022	(36,902)	(548)	32,961

Net loss				(33,667)		(33,667)

Cumulative translation adjustment					(166)	(166)

Unrealized loss on available for sale securities					(124)	(124)

Total comprehensive loss						(33,957)

Exercise of stock options	2		1			1

Shares issued in connection with the acquisition of Interocity	633	6	1,235			1,241

Issuance of common stock as compensation	59	1	66	________	______	67

Balance at December 31, 2001	39,564	$396	$71,324	$(70,569)	$ (838)	$313

See Notes to Consolidated Financial Statement

CHYRON CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") develop, manufacture, market and support a broad range of equipment, software and systems, including paint and animation systems, character generators, signal distribution systems, master control switchers and broadcast automation and media management packages. The worldwide market for equipment, software and systems used in the production and presentation of video and audio content encompasses major television networks, cable television broadcasters, direct to home satellite program distributors, production companies and post-production houses, as well as organizations and individuals creating materials such as corporate and specialized video and audio presentations. As implemented through the restructuring plan, the Company has recently refocused its efforts on its core business and is continuing to develop new products and services for its traditional markets as well as new markets.

The Company provides signal distribution and graphics products to the broadcast industry for use in digital television. Currently, its customers are facing capital budget constraints due to a slowdown in the U.S. economy, and there are few signs of growth in its traditional markets. In addition, the Company has sustained losses from operations in each of the three years ended December 31, 2001, and has failed its financial covenant under its credit agreement for which it obtained waivers and/or amendments. The Company plans to approach 2002 with caution, adopting a modest outlook for growth, and sizing the business accordingly. The Company plans to size the core businesses to a level that will not significantly reduce its cash resources while continuing to invest prudently in its new initiatives. The Company operates in a rapidly changing environment and it must remain responsive to changes as they occur. The Company has configured its business with a substantial level of variable costs, giving it the flexibility to reduce costs if economic conditions deteriorate. The Company has the ability and intention to reduce or delay discretionary expenditures such that it will have sufficient cash resources through December 31, 2002, however, there can be no assurance that the Company will be able to adjust its variable costs in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments should defaults occur.

In preparing contingency plans for a reduction in 2002 sales, the Company re-examined its cost structure. Should the Company experience a further decline in revenue it believes it has the ability to make further reductions in staff and overhead, in capital expenditures and in discretionary expenses. However, it should be noted that making another level of cuts in personnel and budgets may prove difficult and may adversely affect the Company's ability to generate revenues.

The Company has bank covenants with its U.S. bank. If the Company's performance was to deteriorate and the Company is in violation of covenants, the bank has the right to demand payment and may do so. The Company has four alternatives to generate cash and payoff the bank debt over an agreed upon period:

- Make additional reductions in staff and overhead (discussed above).

- Sell or enter into a sale - lease back of the Company's office building in Reading U.K. to generate $1.5 million to $2.5 million, net of the existing mortgage.

- Utilize available cash on the balance sheet, which was $4.3 million at December 31, 2001.

- Raise additional capital from third parties, which may include the Company's existing major shareholders and board members, through the sale of Company securities.

There is no guarantee, however, that any of these sources of cash would ever materialize or materialize in a timely fashion.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in affiliates of less than 20 percent are generally stated at cost. Investments in companies representing ownership interests of 20 percent to 50 percent are accounted for by the equity method of accounting. Under the equity method, the Company includes its prorata share of income (loss) in earnings.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. The Company considers significant estimates of inventory reserves, allowances for doubtful accounts and warranty reserves. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes cash on deposit and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value. For the years ended December 31, 2001, and 2000 interest income received on investments approximated $0.2 million and $0.7 million, respectively.

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

Excess of Cost over Net Tangible Assets Acquired

The Company continually evaluates whether changes have occurred that would require revision of the remaining estimated useful life of the assigned excess of cost over the value of net tangible assets acquired (goodwill) or its carrying amount. During 2001, the Company determined that goodwill associated with the 1996 acquisition of Pro-Bel Limited, the Company's Signal Distribution and Automation Division, was impaired as a result of continued declines in the division's financial results as discussed further in Note 3. In addition, the Company also determined that goodwill associated with the 2001 acquisition of Interocity Development Corporation ("Interocity") was impaired as a result of the Company's elimination of its streaming services business as discussed further in Note 4.

Investments

The Company accounts for its investments in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2001, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of comprehensive income, net of tax. Realized gains and losses on sales of investments, as determined by the specific identification method, are included in the Consolidated Statement of Operations.

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

The Company accounts for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a separate component of shareholders' equity. Transaction gains or losses are included in interest and other expenses. The net impact of foreign exchange transactions for the years ended December 31, 2001, 2000 and 1999 were a loss of $0.04 million, a loss of $0.3 million and a gain of $0.3 million, respectively.

Net Loss Per Share

The Company reports its net loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the year plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. For 2001, 2000 and 1999 common stock equivalents of 14,720,616, 8,434,264, and 7,197,176, respectively, were not included in the computation of diluted net (loss) income per common share because their effect would have been anti-dilutive.

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

Recent Accounting Pronouncements

In July 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations." This statement addresses financial accounting and reporting for business combinations. All business combinations in the scope of this statement are to be accounted for using only the purchase method. The provisions of this statement apply to all business combinations initiated after June 30, 2001.

Also in July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Tangible Assets." This statement addresses financial accounting and reporting for acquired goodwill and other intangible assets. Under SFAS No. 142, goodwill and indefinite lived intangible assets are no longer amortized but are reviewed annually (or more frequently if impairment indicators arise) for impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. The Company does not believe the application of the goodwill non-amortization provisions of these rules will have any material impact on its financial position and results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." This statement addresses financial accounting and reporting requirements for obligations associated with the retirement of tangible long-lived assets and the associated retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company does not believe that the adoption of SFAS No. 143 will have any material impact on its financial position and results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets. SFAS No. 144 supersedes SFAS No. 121 and the accounting and reporting provisions of the Accounting Principles Board ("APB") Opinion No. 30. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company has determined the impact that SFAS No. 144 will have on its financial position and results of operations will not be material.

2. BUSINESS ACQUISITION

In January 2001, the Company acquired Interocity Development Corporation, a privately-held company based in New York City. The purchase price consisted of $5 million in cash and approximately 633,000 shares of Chyron common stock ($1.3 million) accounted for based on the stock price two days before and two days after the announcement and direct acquisition costs of approximately $0.2 million. The acquisition was accounted for as a purchase in accordance with APB16 and accordingly, the excess of the purchase price over the net assets acquired of $6.2 million was allocated to goodwill, which is being amortized over a period of three years. Supplemental pro-forma information required by APB16 has been determined to be immaterial.

Due to a general slowdown in the economy, the Company experienced lower than expected revenues in the streaming media markets. Consequently, during the second quarter of fiscal year 2001, management approved a restructuring plan to realign its organization and curtail any spending associated with pursuit of streaming services. In addition, the Company assessed the recoverability of its investment in Interocity and determined that goodwill associated with this acquisition was permanently impaired. See Note 3.

3. GOODWILL IMPAIRMENT, RESTRUCTURING AND OTHER

NONRECURRING CHARGES

The Company recorded goodwill impairment, restructuring and other nonrecurring charges totaling $12.5 million during the second, third and fourth quarters of 2001 as summarized in the table below.

Goodwill Impairment, Restructuring and Nonrecurring Charges ($000)

	Q1	Q2	Q3	Q4	Total

Goodwill impairment	$ 0	$5,478	$3,595	$ 0	$9,073

Fixed assets	0	1,504	0	0	1,504

Severance	0	749	0	571	1,320

Lease commitments	0	523	0	0	523

Other	0	48	0	0	48

Total	$ 0	$8,302	$3,595	$571	$12,468

Total cash outlays	0	1,320	0	571	1,891

Remaining cash outlays
at December 31, 2001	0	230	0	140	370

The largest write-off ($8.3 million) occurred in the second quarter of 2001 and was directly related to closing down Chyron Streaming Services Division (See Item 1, Streaming Services). The second major write-off occurred in the third quarter and was directly related to an impairment of goodwill related to the acquisition of the pro-Bel Division. The remaining obligation at December 31, 2001, consists of 113,000 in lease commitments and $257,000 in severance costs.

The real estate leased for offices in New York City, London, U.K., Slough, U.K., Atlanta, GA and Cupertino, CA, were written-off as were operating leases for software and leased lines. The Company is actively seeking third parties to sub-lease abandoned facilities. Total lease commitments written off were $523,000.

The Company paid severance to 40 employees of Streaming Services Division who were let go. Employee severance costs amounted to $749,000.

By closing down the Streaming Services Division, in the second quarter of 2001, the Company evaluated its investment in Interocity, in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long Lived Assets to be Disposed of" ("SFAS 121") (as amended by FAS 144). The Company assessed the recoverability of its investment in Interocity by comparing the undiscounted future cash flows with the carrying amount of its investment. As a result of this analysis, the Company determined that the expected future cash flows would be insufficient to recover the carrying value of its investment and determined the asset was impaired. Accordingly, the Company determined that the entire net asset of $5.5 million was non-recoverable and recognized a goodwill impairment charge of $5.5 million during the second quarter of 2001.

In creating the Streaming Services Division, the Company invested in computer equipment, servers and furniture. When the Division was closed the total fixed assets written-off were $1.5 million.

In the third quarter of 2001 due to continued poor results of the Pro-Bel Division, the Company assessed the recoverability of its investment in Pro-Bel by comparing the estimated undiscounted future cash flows with the carrying value of its investment. As a result of this analysis, the Company determined that the expected future cash flows would be insufficient to recover the carrying value of its investment and determined the asset was impaired. Accordingly, the Company recognized a goodwill impairment charge of $3.6 million during the third quarter of 2001. The Company calculated the goodwill impairment by comparing the carrying value of its investment with the present value of its estimated undiscounted future cash flows.

In the fourth quarter, the Company implemented the restructuring plan as discussed in Item 1 above. Severance associated with the elimination/termination of 66 employees made in implementing the restructuring plan was $0.57 million. Cash outlays related to severance of $0.43 million were made during the fourth quarter of 2001 and approximately $0.14 million will be paid out during the first and second quarters of 2002, and was accrued for as of December 31, 2001.

4. INVESTMENT IN RT-SET

The Company has an investment in RT-Set, which has been reflected in the Company's balance sheet at December 31, 2001 and 2000 at fair market value of $0.04 million and $0.6 million, respectively. An unrealized loss of $0.12 million and $2.8 million is reported as a component of shareholders' equity and other comprehensive income at December 31, 2001 and 2000, respectively. During 2001 and 2000, the Company recognized a loss of $0.33 million and a gain of $0.6 million on the sale of a portion of such security, respectively.

5. INVESTMENT IN VIDEO TECHNICS

In November 2000, the Company purchased a 20% interest in Video Technics, Inc. ("Video Technics"), which develops software for the Chyron Aprisa Clip/Stillstore systems. The purchase price consisted of $500,000 in cash and $581,000 in stock accounted for based on the stock price two days before and two days after the announcement. The Company issued 300,000 shares of common stock in connection with this transaction. The investment is accounted for under the equity method of accounting. The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million is being amortized over three years. Approximately $0.35 million in goodwill amortization has been recorded in 2001. The goodwill value net of amortization as of December 31, 2002 is $0.66 million.

6. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $1.9 million and $2.3 million at December 31, 2001 and 2000, respectively. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2001 and 2000, receivables included approximately $4.9 million and $4.6 million, respectively, due from foreign customers. Accounts receivable also includes earnings in excess of billings on uncompleted contracts accounted for on the percentage of completion method of approximately $3.1 million at December 31, 2000. Such amounts represent revenue recognized on long-term contracts that have not been billed pursuant to contract terms.

Bad debt expense amounted to $0.2 million, $0.9 million and $0.4 million in 2001, 2000 and 1999, respectively. The Company periodically evaluates the credit worthiness of its customers and determines whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

7. INVENTORIES

With the legacy iNFiNiT!, MAX!> and MAXINE! being replaced by new products, such as the Duet lines, it became apparent that inventory contained components, subassemblies and finished goods that were deemed to be slow moving or obsolete. The Company wrote-off $3.2 million in inventory in the third quarter of 2001. The write-off is reported in cost of sales in operations. On December 31, 2001 the majority of the inventories consisted of finished goods and raw material.

Inventory is comprised of the following in thousands:

December 31,
	2001	2000
Finished goods	$3,644	$ 5,330
Work-in-progress	737	1,133
Raw material	4,700	8,040
	$9,081	$14,503

8. PROPERTY AND EQUIPMENT

During the second quarter of 2001, the Company wrote-off computer equipment, servers and furniture as a result of closing down Streaming Services Division. Total fixed assets written-off were $1.5 million.

Property and equipment consist of the following (in thousands):

December 31,
	2001	2000
Land	$ 733	$ 733
Building	1,589	1,589
Machinery and equipment	23,296	23,402
Furniture and fixtures	1,788	2,724
Leasehold improvements	491	912
	27,897	29,360
Less: Accumulated depreciation
and amortization	22,094	20,086
	$5,803	$ 9,274

Machinery and equipment at December 31, 2001 and 2000 includes $0.45 million and $2.1 million, respectively, of assets held under capital lease obligations. Accumulated depreciation and amortization at December 31, 2001 and 2000 includes $0.12 million and $1.3 million, respectively, attributable to assets held under capital lease obligations.

Depreciation expense, which includes amortization of assets under capital lease, was $1.9 million, $2.6 million and $3.5 million in 2001, 2000 and 1999, respectively.

9. SOFTWARE DEVELOPMENT COSTS

The Company capitalized $3.1 million in software development costs in 1999. In 2000 and 2001, the point between technological feasibility and shipment of product was insignificant, and as such, no costs have been capitalized. Amortization expense has $0.8 million, $1.3 million and $1.5 million in 2001, 2000 and 1999, respectively. During 1999, approximately $3.6 million was written off as part of a restructuring plan. Accumulated amortization at December 31, 2001 and 2000, was $9.7 million and $8.8 million, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

December 31,
	2001	2000
Accounts payable	$ 4,577	$ 6,410
Compensation	298	786
Other accrued items	5,293	4,674
	$10,168	$11,870

11. LONG-TERM DEBT

Long term debt consists of the following (in thousands):

December 31,
	2001	2000
Term loan (a)	$2,100	$ 825
Revolving credit facility (a)	2,711	5,251
Commercial mortgage term loan (b)	1,267	1,452
Trade finance facility (c)	2,347	1,184
	8,425	8,712
Less amounts due in one year	(7,286)	(2,141)
	$ 1,139	$ 6,571

(a) On March 29, 1999, the Company entered into a new $12 million credit facility with a U.S. bank, as amended, which expires December 26, 2003. Under this facility, the Company borrowed $2 million in the form of a term loan and can obtain revolving credit loans based on its eligible accounts receivable and inventory for the balance of the facility. The term loan has been paid in full as of December 31, 2001.

On December 26, 2001, the Company entered into a new term loan under the same credit facility in the amount of $2.1 million. The loan requires no principal payments through March 31, 2002 and then $75,000 per month for the period commencing April 1, 2002 through December 1, 2003. The final installment is equal to $0.52 million plus any unpaid accrued interest due on December 26, 2003. Interest will be payable monthly at the Prime Rate plus 2% (4.75% at December 31, 2001). Commencing with the year ended December 31, 2002, the Company is required to make additional payments of principal equal to 25% of the Company's excess cash flows, as defined, for the twelve months ending December 31, 2002.

The Company paid a monthly commitment fee equal to one half of 1% per annum of the daily unused portion of the facility. Total commitment fees paid during 2001, 2000 and 1999 were not significant.

The entire facility is secured by Chyron's accounts receivable and inventory and the common stock of Pro-Bel. The agreement contains requirements for levels of earnings and prohibits the Company from paying dividends in excess of 25% of net income in any fiscal year. As of December 31, 2001, the Company was in violation of its financial covenant with its lender for which its agreement was amended. The lender has the right to call the above facility if these financial covenants are not met.

(b) Pro-Bel has a commercial mortgage term loan with a bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR plus 2% (3.883% at December 31, 2001). The loan is payable in quarterly installments of 22,000 British Pounds Sterling (US$31,966, converted at the December 31, 2001 exchange rate) plus interest.

(c) Pro-Bel has an agreement with a bank for an overdraft facility that has been renewed on an annual basis and expires on December 31, 2002. This agreement, provides for an overdraft facility of 2 million GBP. Total borrowings are limited to amounts computed under a formula for eligible accounts receivable. Interest is equal to the bank's base rate plus 1.5% (5.883% at December 31, 2001) and is payable quarterly. It is currently the Company's intention to refinance this facility prior to its expiration date.

Aggregate maturities of long-term debt including convertible debentures (described in Note 12) are as follows (in thousands):

2002	7,286
2003	2,900
2004	12,391
2005	128
2006	128
2007 and thereafter	627

The carrying amounts of long-term debt instruments approximate their fair values.

Net interest expense was $1.5 million, $2.1 million and $1.6 million in 2001, 2000 and 1999, respectively.

12. SUBORDINATED CONVERTIBLE DEBENTURES

During late 1998 and 1999 the Company raised $7.7 million through the issuance of Series A and Series B 8% subordinated convertible debentures, due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A debentures, totaling $1.2 million, pay interest quarterly and are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. The Series A debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date. As of December 31, 2001, the aggregate principal was $1.2 million and all interest due was paid in cash.

The Series B debentures, with an original face value of $6.5 million, are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. In certain circumstances, the Series B debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date. Interest is payable quarterly and may be paid by increasing the amount of principal owed thereunder. During 2001 approximately $0.56 million of interest was paid in the form of additional debentures issued by the Company. The total accumulated principal, including additional debentures paid in kind, at December 31, 2001, was $7.4 million.

On December 17, 2001, the terms of the existing Series A and Series B subordinated convertible debentures were amended to extend the maturity date of the Series A and B debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at the Company's sole option. On February 28, 2002, the Company's board of directors agreed to pay interest on the Series A and Series B convertible debentures only by increasing the amount of principal owed thereunder. In connection with the amendment to the Series A and Series B debentures, on December 17, 2001, the Company issued warrants to holders of the amended Series A and Series B debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The warrants have been reflected as a discount to the related obligation, which will be amortized as additional interest expense over the life of the debt. The warrants are immediately vested and are exercisable through December 31, 2004 at $0.35 per share. A registration statement relating to the shares of common stock underlying the warrants is expected to be filed with the Securities and Exchange Commission by April 15, 2002.

The Series A and Series B debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The sales of the Series A and Series B debentures were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of the Company's knowledge, the purchasers of the Series A and Series B debentures acquired them for their own accounts, and not with a view to any distribution thereof.

In December 2001, the Company completed a private placement of 12% Senior Subordinated Convertible Notes and received $2.21 million, exclusive of offering costs of $0.2 million, which have been deferred and will be reflected as additional interest expense over the term of the Notes. These Senior Subordinated Notes have a maturity date of December 31, 2003. Pursuant to the terms of the agreement, interest is payable in the form of additional Senior Subordinated Notes, or in cash, at the option of the Company. The Senior Subordinated Notes are immediately convertible into the Company's common stock at a conversion price of $0.35. A registration statement relating to the shares of common stock underlying the Senior Subordinated Notes is required to be filed with the Securities and Exchange Commission by April 15, 2002. On February 28, 2002, the Board of Directors agreed to amend the Senior Subordinated Notes. The Board resolved that the Company will only pay interest on the Senior Subordinated Notes by increasing the amount of principal owed thereunder.

13. COMMON STOCK

In January 2001, the Company issued 632,412 shares of common stock in connection with its acquisition of Interocity Development Corporation, as is explained more fully in Note 2, "Business Acquisition."

In May 2001, the Company issued 58,898 shares of common stock to certain executive officers as partial payment of their bonus compensation for 2000.

In April 2000, the Company raised gross proceeds of $20 million in connection with a private placement of 3,076,923 shares of its common stock at a price of $6.50. The offering price per share was determined based on negotiations between the Company and its placement agents taking into account the historical trading history of the common stock and market conditions at such time. The price of the common stock, as listed on the New York Stock Exchange, ranged between $5.44 and $9.44 on the various closing dates. In connection with the private placement, the Company issued 151,914 warrants to the placement agents and 60,000 warrants to a consulting company to purchase common stock of the Company at an exercise price of $6.50. These warrants, which are immediately exercisable, will expire in April 2005.

In November 2000, the Company issued 300,000 shares of common stock in connection with its purchase of a 20% interest in Video Technics, as is explained more fully in Note 5, "Investment in Video Technics."

In November 2000, Microsoft purchased 3,096,774 shares of common stock of the Company at a price of $1.9375, totaling $6 million. As a result, as of December 31, 2001, Microsoft owned approximately 8% of the Company. The Company used the proceeds from the sale to fund the development of interactive tools and the growth of the Company's streaming services division. Microsoft sold all of those shares in March 2002.

14. LONG-TERM INCENTIVE PLAN

In May 1999, the Company's shareholders approved the 1999 Incentive Compensation Plan (the "Plan"). The Plan allows for a maximum of 1,500,000 shares of common stock to be available with respect to the grant of awards under the Plan, plus the number of shares remaining available under pre-existing plans. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of the Company's Board of Directors ("BOD"). The Plan allows for a committee, designated by the BOD, to determine the time and circumstances under which an employee option may be exercised. The terms of all previously granted options were unchanged. All options granted under the Plan have a term of ten years.

All options issued to employees, other than the Company's current and former Chief Executive Officer ("CEO") and another officer, vest over a three year period. Certain options issued to the current and former CEO and the other officer vest one third at issuance, with the remaining two thirds vesting over two years.

Transactions involving stock options are summarized as follows:

	Stock Options	Range of Exercise	Weighted Average
	Outstanding	Price per Share	Exercise Price Per Share
Balance at December 31, 1999	2,399,924	$0.75 - $16.13	2.09
Granted	1,345,499	$1.88 - $ 4.00	2.48
Exercised	(233,962)	$0.75 - $ 9.38	1.00
Canceled	(157,634)	$0.75 - $ 5.38	1.88
Balance at December 31, 2000	3,353,827	$0.75 - $16.13	2.23
Granted	1,697,500	$0.32 - $ 2.13	0.92
Exercised	(1,914)	$ 0.75	0.75
Canceled	(1,280,901)	$0.55 - $ 5.38	2.08
Balance at December 31, 2001	3,768,512	$0.32 - $16.13	1.70

The following table summarizes information concerning currently outstanding and exercisable stock options:

Exercise Price	Outstanding at December 31, 2001	Weighted Average Contractual Life	Exercisable at December 31, 2001
$ 0.32	360,000	9.87	-
0.44	125,000	9.74	62,499
0.50	35,000	9.58	35,000
0.55	613,000	9.56	264,998
0.74	5,000	9.37	-
1.14	11,000	9.22	-
1.88	286,155	8.88	101,658
2.19	263,161	8.82	97,802
2.25	-	8.58	-
2.38	40,000	8.58	40,000
3.19	-	8.48	-
3.13	10,000	8.45	3,333
2.75	8,333	8.43	8,333
3.38	226,997	8.42	81,325
2.94	15,000	8.41	5,000
4.00	4,500	8.11	2,500
3.06	-	8.02	-
0.75	332,990	7.82	230,444
1.38	30,000	7.58	30,000
1.63	120,505	7.55	102,171
1.94	300,000	7.44	300,000
2.50	34,000	7.41	28,666
2.00	263,337	7.20	259,003
2.13	562,874	7.04	313,955
3.94	1,000	6.36	1,000
3.75	25,000	6.17	25,000
5.38	8,000	5.82	8,000
4.50	16,665	5.58	16,665
5.88	6,667	5.18	6,667
12.75	3,333	4.71	3,333
16.13	23,331	4.58	23,331
9.38	3,333	4.14	3,333
5.63	23,331	3.73	23,331
4.88	11,000	3.56	11,000
	3,768,512		2,088,347

If the Company had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the Company's net loss and net loss per share would be increased to the pro forma amounts indicated below:

	2001	2000	1999
Net loss (in thousands):
As reported	$(33,667)	$(11,908)	$(29,784)
Pro forma	(34,539)	(12,137)	(31,293)

Net loss per common share:
As reported	$(0.86)	$(.34)	$(.93)
Pro forma	(0.88)	(.35)	(.98)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2001, 2000 and 1999: dividend yield of 0; expected volatility of 110.9% and expected life of 4 years in 2001 and 4 years in 2000 and 4-5 years in 1999. The weighted average risk free interest rates for 2001, 2000 and 1999 were 4.25%, 6.04% and 5.96%, respectively.

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

15. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2001	2000	1999
Current:
Federal and State	$ 0	$ 28	$ 45
Foreign	0	0	0
	0	28	45
Deferred:
Federal and State	0	(28)	(4,865)
Foreign			(503)
Valuation reserve	0	0	18,272
	____	____	12,904
Total provision	$ 0	$ 0	$12,949

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

2001	2000	1999
	Amount	%	Amount	%	Amount	%
Federal income tax benefit
at statutory rate	$(11,447)	(34.0)	$(4,048)	(34.0)	$(5,724)	(34.0)
State income taxes, net
of federal tax benefit	0	0	(1)	0.0	30	0.2
Permanent differences	338	1.0	(320)	(2.7)	45	0.3
Foreign income tax provision	0	0.0
International rate differences	354	1.0	199	1.7	36	0.2
Effect of valuation allowance of
deferred tax assets	10,755	32.0	3,660	30.7	18,272	108.5
Other, net	0	0.0	510	4.3	290	1.7
	$ 0	0.0	$ 0	0.0	$12,949	76.9

The components of the Company's deferred tax assets and deferred tax liabilities are presented in the tables below.

December 31,
	2001	2000
Post-reorganization net operating loss carryforward	$17,629	$11,175
Pre-reorganization net operating loss carryforward	4,461	4,461
Pre-reorganization deductible temporary differences	2,161	2,218
Other	8,826	4,579
Total deferred tax assets	33,077	22,433

Pre-reorganization taxable temporary differences	83	83
Other	307	418
Total deferred tax liabilities	390	501
Deferred tax valuation allowance	32,687	21,932
Net deferred tax asset	$ 0	$ 0

At December 31, 2001, the Company had net operating loss carryforwards ("NOLs") of approximately $55 million expiring between the years 2003 through 2021. In connection with the Company's emergence in 1991 from its reorganization under Chapter 11 of the U.S. Bankruptcy Code, the benefit of the Company's pre-reorganization NOLs were not reflected in net income, but rather recorded as an increase to paid-in capital. In addition, such NOLs ($13.1 million) are subject to annual limitations under U.S. income tax rules as a result of the changes in control of the Company.

In the second quarter of 1999, the Company established a full valuation allowance of $14.1 million against its net deferred tax assets. Valuation allowances have been recorded on all losses since 1999. The Company's net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realization of these assets to warrant the establishment of the allowance.

16. BENEFIT PLANS

Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act. The assets of the U.S. Pension Plan at December 31, 2001 include government bonds, equities, mutual funds and cash and cash equivalents. As of December 31, 2001, Chyron stock represented 2.2 percent of total pension investments.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2001	2000
Reconciliation of benefit obligation
Obligation at January 1	$1,585	$1,641
Service cost	370	324
Interest cost	126	105
Plan amendments	3
Actuarial (gain) loss	85	(113)
Benefit payments	(73)	(372)
Obligation at December 31	$2,096	$1,585

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$1,440	$1,912
Actual return on plan assets	(85)	(100)
Employer contributions
Benefit payments	(74)	(372)
Fair value of plan assets at December 31	$1,281	$1,440

Funded Status
Funded status at December 31	$ (813)	$ (145)
Unrecognized prior-service cost	(409)	(444)
Unrecognized (gain) loss	(1,346)	(1,714)
Net amount recognized	$(2,568)	$(2,303)

	2001	2000	1999
Components of net periodic pension cost
Service cost	$ 370	$ 324	$ 523
Interest cost	126	105	164
Expected return on plan assets	(119)	(162)	(216)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of net (gain) loss	(78)	(112)	(69)
Net periodic benefit cost	$ 265	$ 121	$ 368

Weighted-average assumptions as of
December 31
Discount rate	7.25%	7.5%	8.0%
Expected return on plan assets	9.0%	9.0%	9.0%
Rate of compensation increase	4.5%	5.0%	5.0%

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

Benefit plan information for the U.K. Pension Plan is as follows (in thousands):

	2001	2000
Reconciliation of benefit obligation
Obligation at January 1	$12,299	$11,321
Service cost	745	741
Interest cost	734	676
Plan amendments
Actuarial (gain) loss	(571)	(183)
Benefit payments	(194)	(256)
Obligation at December 31	$13,013	$12,299

Reconciliation of fair value of plan assets
Fair value of plan assets at January 1	$14,736	$12,056
Actual return on plan assets	(849)	2,223
Employer contributions	644	712
Benefit payments	(194)	(255)
Fair value of plan assets at December 31	$14,337	$14,736

Funded status
Funded status at December 31	$1,325	$2,437
Unrecognized prior-service cost	2,073	743
Unrecognized loss	536	585
Net amount recognized	$3,934	$3,765

	2001	2000	1999
Components of net periodic pension cost
Service cost	$ 745	$ 741	$ 739
Interest cost	734	676	531
Expected return on plan assets	(1,052)	(861)	(763)
Amortization of prior service cost	49	49	48
Amortization of net (gain) loss	0	77	8
Net periodic pension cost	$ 476	$ 682	$ 563

Weighted-average assumptions as of December 31
Discount rate	5.5%	6.0%	6.0%
Expected return on plan assets	6.5%	7.0%	7.0%
Rate of compensation increase	3.5%	6.0%	4.0%

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron Corporation are eligible to participate in the 401(k) Plan. Effective July 1, 1998, the Company amended its 401(k) Plan by increasing the matching contribution of the Company to 20% and changing its matching contributions from cash to Company common stock and the vesting period for the matching contribution to three years. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit ($10,500 in 2001 and 2000), whichever is less. Total compensation that can be considered for contribution purposes is limited to $170,000.

Chyron Corporation can elect to make a contribution to the 401(k) Plan on behalf of those participants who have made salary deferral contributions. During 2001, 2000 and 1999, the Company contributed $0.09 million, $0.06 million and $0.1 million, respectively, to the 401(k) Plan.

17. COMMITMENTS AND CONTINGENCIES

At December 31, 2001, the Company was obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

	Operating	Capital

2002	1,414	149
2003	1,113	123
2004	836	108
2005	595	36
2006	550	0
2007 thereafter	5,298	0

The operating leases contain provisions for escalations and for maintenance and real estate taxes. Total rent expense was $1.1 million, $0.9 million and $1.3 million, for 2001, 2000 and 1999, respectively. The cumulative imputed interest in the capital lease obligation was $0.1 million at December 31, 2001.

The Company, from time to time, is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

18. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to the Company for which the Company incurred costs of $0.5 million, $0.5 million and $0.5 million during 2001, 2000 and 1999, respectively.

In November 2000, the Company purchased 20% of Video Technics, a supplier of certain hardware and software products.

Since the Company has hardware manufacturing capabilities and supply arrangements, the relationship with Video Technics changed. Video Technics currently only writes the software, sold under license to the Company, and the Company produces the servers.

The price of the Video Technics software is fixed. It is set by Video Technics, taking into account market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $1.3 million, $2.5 million and $1.2 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Currently, the Company is the only customer of Video Technics whose financial well being is dependent on the Company's success with the Aprisa line. Being a privately-held and small company, there is no assurance that Video Technics will not face financial problems, thus being unable to meet its supply obligations and endangering the Aprisa product line for several months. In the past the Aprisa line has provided significant revenues to the Company and is expected to continue doing so in fiscal year 2002.

During fiscal year 2001, Mr. Michael Wellesley-Wesley, a member of the Office of the Chairman, the Compensation and Stock Option Committee and Chairman of the Executive Committee of our board of directors, was paid $15,000 on a monthly basis for a period of six months and an additional $26,000 in other forms of compensation for consulting and other services rendered in respect of transactions and potential transactions involving the Company. Mr. Wellesley-Wesley will continue to receive the $15,000 monthly payment during fiscal 2002 for consulting and other services related to future transactions involving the Company.

19. OTC BULLETIN BOARD QUOTATION

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

The Company's common stock has been quoted on the OTC Bulletin Board since May 25, 2001, under the symbol CYRO. The OTC Bulletin Board is a regulated quotation service that displays real-time quotes, last sales prices and volume information in over-the-counter equity securities.

20. SEGMENT INFORMATION

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

Business Segment Information
(In thousands)

		Signal Distribution	Streaming
	Graphics*	and Automation	Services
Net sales
2001	$18,854	$27,106	$ 222
2000	26,867	29,367	38
1999	28,054	32,655	0

Operating loss
2001	$(10,402)	$(8,666)	$(12,750)
2000	(1,508)	(4,537)	(4,747)
1999	(13,415)	(2,689)	0

Identifiable assets
2001	$14,567	$19,332	$ 0
2000	35,721	28,957	1,150
1999	24,535	33,846	0

Depreciation and amortization
2001	$1,935	$1,892	$905
2000	1,765	2,567	150
1999	2,481	3,075	0

Geographic Areas

(In thousands)

	United States*	Europe	Other
Net sales
2001	$22,445	$21,864	$1,873
2000	34,484	19,364	2,424
1999	33,955	24,110	2,644

Operating loss
2001	$(20,220)	$(10,634)	$(125)
2000	(3,723)	(6,379)	(690)
1999	(12,206)	(3,439)	(459)

Identifiable assets
2001	$14,567	$19,332	$ 0
2000	38,070	27,703	55
1999	26,231	32,090	60

*Operating loss includes non-recurring charges in 2001 and 1999 of $12,468 and $6,681, respectively.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for herein will be presented under the captions ELECTION OF THE BOARD OF DIRECTORS (PROPOSAL 1) and SECTION 16(a) REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act by April 30, 2002, in connection with the 2002 annual meeting of stockholders of Chyron ("Proxy Statement"), and is incorporated herein by reference in response to this item.

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein will be presented under the captions EXECUTIVE COMPENSATION AND OTHER INFORMATION, STOCK PERFORMANCE CHART, COMPENSATION AND STOCK OPTION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION and COMPENSATION AND STOCK OPTION COMMITTEE REPORT ON EXECUTIVE COMPENSATION in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The information called for herein will be presented under the captions PRINCIPAL SHAREHOLDERS - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and SECURITY OWNERSHIP OF MANAGEMENT in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information called for herein will be presented under the caption CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in our Proxy Statement, and is incorporated herein by reference in response to this item.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND

REPORTS ON FORM 8-K

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page 40.

(2) Financial Statement Schedule

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 14(d) found on page 73:

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2001, 2000 and 1999.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

(3) Financial Statement Exhibits

See list of exhibits to the Financial Statements in Section (c) below:

(b) Reports on Form 8-K

The Company did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2001.

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
WPG Enterprise Fund II, L.P., Weiss, Peck & Greer Venture Associates, III,
L.P., Westpool Investment Trust PLC, Lion Investment Limited, Charles
Diker, Mint House Nominees Limited, Pine Street Ventures, L.L.C., Isaac
Hersly, Alan I. Annex, Ilan Kaufthal, Z Four Partners L.L.C. and A.J.L.
Beare	(2)

(b) Form of 8% Subordinated Convertible Debenture Due
December 31, 2003	(4)

(c) Form of Subscription Agreement and Investment Representation for the
purchase of the 8% Subordinated Convertible Debenture Due
December 31, 2003	(4)

(d) Form of 8% Series B Subordinated Convertible Debenture Due
December 31, 2003	(5)

(e) Form of Subscription Agreement and Investment Representation for the
purchase of the 8% Series B Subordinated Convertible Debenture Due
December 31, 2003	(5)

(f) Form of 12% Senior Subordinated Convertible Note Due
December 31, 2003	(6)

(g) Form of Subscription, Subordination and Registration Rights Agreement
for the purchase of the 12% Senior Subordinated Convertible Notes Due
December 31, 2003	(6)

(h) Form of Series A 12% Subordinated Convertible Debenture Due
December 31, 2004	(6)

(i) Form of Series B 12% Subordinated Convertible Debenture Due
December 31, 2004	(6)

(j) Form of Amendment to the 8% Subordinated Convertible Debentures
Due December 31, 2003 and the Series B 8% Subordinated Convertible
Debentures Due December 31, 2003	(6)

(k) Form of Common Stock Purchase Warrant, Issued on
December 17, 2001	(6)

(l) Notice of Amendment of each of the 12% Senior Subordinated
Convertible Notes Due December 31, 2003, Series A 12% Subordinated
Convertible Debentures Due December 31, 2004 and Series B 12%
Subordinated Convertible Debentures Due December 31, 2004, Dated
March 11, 2002	(6)

10. Material Contracts.

(a) Loan Agreement between Pro-Bel Limited and Barclays Bank, PLC
dated December 19, 1996 effective January 1997	(3)

(b) Overdraft Facility Letter Agreement among Chyron UK Holdings Limited,
Pro-Bel Limited and Barclays Bank, PLC Dated January 16, 2002	(6)

(c) Indemnification Agreement between Chyron Corporation and
Charles M. Diker dated November 19, 1996	(3)

(d) Indemnification Agreement between Chyron Corporation and
Donald P. Greenberg dated November 19, 1996	(3)

(e) Indemnification Agreement between Chyron Corporation and
Roger Henderson dated November 19, 1996	(3)

(f) Indemnification Agreement between Chyron Corporation and
Alan J. Hirschfield dated November 19, 1996	(3)

(g) Indemnification Agreement between Chyron Corporation and
Wesley W. Lang, Jr. dated November 19, 1996	(3)

(h) Indemnification Agreement between Chyron Corporation and
Eugene M. Weber dated November 19, 1996	(3)

(i) Indemnification Agreement between Chyron Corporation and
Michael Wellesley-Wesley dated November 19, 1996	(3)

(j) Loan Agreement between Chyron Corporation and AmSouth Bank
dated March 29, 1999	(5)

(k) Amendment No. 6 to Loan Agreement between Chyron Corporation
and AmSouth Bank Dated December 26, 2001	(6)

(l) Employment Agreement between Chyron Corporation and
Roger Henderson dated July 21, 1999	(5)

(m) Amendment to Employment Agreement between Chyron Corporation
and Roger Henderson dated January 10, 2001	(6)

(n) Letter Amendment to Employment Agreement between Chyron
Corporation and Roger Henderson dated April 5, 2001	(6)

(o) Employment Agreement between Chyron Corporation and
James Paul dated October 1, 1997	(6)

(p) Amendment to Employment Agreement between Chyron Corporation
and James Paul dated January 10, 2001	(6)

(q) Letter Amendment to Employment Agreement between Chyron
Corporation and James Paul dated November 2, 2001 effective
April 1, 2001	(6)

23. Consents and experts of counsel.

(a) Consent of PricewaterhouseCoopers LLP dated April 1, 2002	(6)

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

(4) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1998 on Form 10-K dated March 30, 1999.

(5) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1999 on Form 10-K dated March 9, 2000.

(6) Incorporated herein in this Annual Report for the fiscal year ended December 31, 2001 on Form 10-K dated April 1, 2002.

d) Financial Statement Schedules

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$ 2,274	$ 200	$ 551	$ 1,923
Inventory reserves	12,332	2,868	632	14,568
Deferred tax valuation allowance	21,932	10,755	0	32,687

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts	$ 3,324	$ 945	$1,995	$ 2,274
Inventory reserves	13,460	937	2,065	12,332
Deferred tax valuation allowance	18,272	3,660	0	21,932

YEAR ENDED DECEMBER 31, 1999
Allowance for doubtful accounts	$ 3,881	$ 400	$ 957	$ 3,324
Inventory reserves	10,066	4,177	783	13,460
Deferred tax valuation allowance	0	18,272	0	18,272

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

/s/ Roger Henderson
Roger Henderson
President and
Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below on April 1, 2002, by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ Wesley Lang	Chairman of the Board of Directors
Wesley Lang

/s/ Gerard Barrasso	Corporate Controller
Gerard Barrasso

/s/ Charles Diker	Director
Charles Diker

/s/ Donald Greenberg	Director
Donald Greenberg

/s/ Roger Henderson	President, CEO and Director
Roger Henderson

/s/ Alan Hirschfield	Director
Alan Hirschfield

/s/ Christopher Kelly	Director
Christopher Kelly

/s/ G. R. Sam Seraphim	Interim Chief Financial Officer
G. R. Sam Seraphim

/s/ Eugene Weber	Director
Eugene Weber

/s/ Michael Wellesley-Wesley	Director
Michael Wellesley-Wesley