Form 10-Q
period 2002-03-31
CHYRON CORP
filed 2002-05-15
CIK 20232

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002
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

Common Stock $.01 Par Value - 39,563,691 as of

May 10, 2002

This document consists of 15 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31,
Assets	2002	2001
Current assets:
Cash and cash equivalents	$1,838	$4,342
Accounts receivable, net	6,688	8,029
Inventories, net	9,444	9,081
Investments	79	39
Prepaid expenses and other current assets	877	434
Total current assets	18,926	21,925

Property and equipment, net	5,312	5,803
Intangible assets, net	544	654
Software development costs, net	282	381
Pension and other assets	5,108	5,136
TOTAL ASSETS	$30,172	$33,899

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,359	$10,168
Current portion of long-term debt	4,587	7,286
Capital lease obligations	113	105
Total current liabilities	13,059	17,559

Long-term debt	2,254	1,139
Convertible debentures	10,965	10,798
Capital lease obligations	203	217
Pension and other liabilities	3,974	3,873
Total liabilities	30,455	33,586

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 39,563,691 at March 31, 2002 and
December 31, 2001	396	396
Additional paid-in capital	71,444	71,324
Accumulated deficit	(71,389)	(70,569)
Accumulated other comprehensive loss	(734)	(838)
Total shareholders' equity	(283)	313
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 30,172	$ 33,899

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(In thousands except per share amounts)

(Unaudited)
	2002	2001

Net sales	$10,068	$10,685
Cost of products sold	4,530	5,977
Gross profit	5,538	4,708

Operating expenses:
Selling, general and administrative	4,615	9,280
Research and development	1,054	1,963

Total operating expenses	5,669	11,243

Operating loss	(131)	(6,535)

Interest and other expense, net	689	771

Net loss	$ (820)	$(7,306)

Net loss per common share - basic and diluted	$(0.02)	$ (0.19)

Weighted average shares used in computing net loss per common share - basic and diluted	39,564	39,152

Comprehensive loss:
Net loss	$ (820)	$(7,306)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	64	(126)
Unrealized gain (loss) on securities available for sale	40	(301)

Total comprehensive loss	$ (716)	$(7,733)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2002 AND 2001
(In thousands)
(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(820)	$(7,306)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	650	1,600
Non-cash settlement of interest liability	339	133
Amortization of debt issue costs	105	32
Loss on equity investments	21	55
Changes in operating assets and liabilities, net of effect of acquired business in 2001:
Accounts receivable	1,261	2,876
Inventories	(422)	(514)
Prepaid expenses and other assets	(516)	(5)
Accounts payable and accrued expenses	(1,281)	(1,563)
Other liabilities	105	66
Net cash used in operating activities	(558)	(4,626)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(12)	(795)
Business acquisition		(4,662)
Net cash used in investing activities	(12)	(5,457)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan		(225)
(Payments) borrowings on revolving credit agreements, net	(1,904)	1,358
Payments of capital lease obligations	(28)	(103)
Net cash (used in) provided by financing activities	(1,932)	1,030

Effect of foreign currency rate fluctuations on cash and cash equivalents	(2)	3
Change in cash and cash equivalents	(2,504)	(9,050)
Cash and cash equivalents at beginning of period	4,342	15,332
Cash and cash equivalents at end of period	$ 1,838	$ 6,282

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation ("Chyron" or the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2002 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 method of presentation.

Nature of Business

The Company provides signal distribution and graphics products to the broadcast industry for use in digital television. Currently, its customers are facing capital budget constraints due to a slowdown in the worldwide economy, and there are few signs of growth in its traditional markets. In addition, the Company has sustained losses from operations in each of the three years ended December 31, 2001, and had from time to time failed its financial covenant under its credit agreement for which it obtained waivers and/or amendments. While the Company met its financial covenants under its revolving line of credit agreement for the first quarter of 2002, there is no assurance that it will meet such covenants in future quarters. During 2002, the Company is operating with caution, adopting a modest outlook for growth, and sizing the business accordingly. The Company operates in a rapidly changing environment and it must remain responsive to changes as they occur. The Company has the ability and intention to reduce its variable costs or delay capital expenditures and discretionary spending if necessary during 2002 in order to conserve cash. However, there can be no assurance that the Company will be able to adjust its variable costs and reduce capital expenditures and discretionary spending in sufficient time to respond to revenue shortfalls, or obtain waivers and/or amendments should defaults occur under its revolving line of credit or otherwise.

2. BUSINESS ACQUISITION

In January 2001, the Company acquired Interocity Development Corporation, a privately-held company based in New York City. The purchase price consisted of $5 million in cash and approximately 633,000 shares of Chyron common stock ($1.3 million) accounted for based on the stock price two days before and two days after the announcement and direct acquisition costs of approximately $0.2 million. The acquisition was accounted for as a purchase in accordance with APB16 and accordingly, the excess of the purchase price over the net assets acquired of $6.2 million was allocated to goodwill. Due to a general slowdown in the economy, the Company experienced lower than expected revenues in the streaming media markets. Consequently, during the second quarter of fiscal year 2001, management approved a restructuring plan to realign its organization and curtail any spending associated with pursuit of streaming services. In addition, the Company assessed the recoverability of its investment in Interocity and determined that the entire net asset associated with this acquisition was permanently impaired and recognized a charge of $5.5 million during the second quarter of 2001.

3. RESTRUCTURING

During 2001 the Company recorded goodwill impairment, restructuring and other nonrecurring charges totaling $12.5 million. At December 31, 2001, future cash outlays associated with these charges totaled $0.4 million. During the first quarter of 2002, $0.2 million of costs related to severance and lease payments were paid, and $0.2 million is expected to be paid in the second and third quarters of 2002.

4. OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). Pursuant to the provisions of SFAS 142, the Company is amortizing the value of its supplier arrangement with a related party over the three-year life of the contract. As of March 31, 2002 and December 31, 2001, the gross asset balance was $1.1 million, and the accumulated amortization was $0.6 million and $0.5 million, respectively. Amortization expense for the quarter ended March 31, 2002 was $0.09 million. Estimated annual amortization for other intangibles is as follows:

Year Ended December 31	Amount (In thousands)
2002	$ 354
2003	300

5. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	March 31, 2002	December 31, 2001

Finished goods	$3,919	$3,644
Work-in-process	926	737
Raw material	4,599	4,700
	$9,444	$9,081

6. SEGMENT INFORMATION

Chyron's businesses are organized, managed and internally reported as two segments. The segments, which are based on differences in products and technologies, are Graphics Products and Signal Distribution and Automation. The Streaming Services Division was closed in the second quarter of 2001. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Financial Statements contained in its Annual Report on Form 10-K for the year ended December 31, 2001. The Company is an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.

Business Segment Information (In thousands)	Graphics	Signal Distribution and Automation	Streaming Services
Three months ended March 31, 2002
Net sales	$4,817	$5,251
Operating profit (loss)	8	(139)
Depreciation and amortization	359	291

Three months ended March 31, 2001
Net sales	$ 4,238	$ 6,265	$ 182
Operating loss	(2,599)	(1,207)	(2,729)
Depreciation and amortization	502	546	552
Geographic Areas	United States	Europe	Other

Three months ended March 31, 2002
Net sales	$5,591	$4,108	$369

Three months ended March 31, 2001
Net sales	$5,503	$4,257	$925

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement primarily rescinds and amends certain reporting requirements relating to gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers, and accounting for leases in sale-leaseback transactions. The provision of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 while the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the OTC Bulletin Board as a trading platform, expansion into new markets and the Company's ability to successfully implement its acquisition and strategic alliance strategy. Additional factors affecting future results include:

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

    The TV broadcast industry has historically expected lavish marketing expenses.

    We sell hardware and software service agreements to our customers that may become onerous because of product problems or the age of our products.

    Our warranties on products may prove insufficient and could cause us unexpected costs.

Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto.

Comparison of the Three Months Ended March 31, 2002 and 2001

Revenues for the quarter ended March 31, 2002 were $10.1 million, a decrease of $0.6 million or 6% as compared to the $10.7 million reported for the first quarter of 2001, which included $0.2 million from the new media products division that was discontinued in the second quarter of 2001. First quarter 2002 revenues from the graphics division were $4.8 million as compared to $4.2 million for first quarter 2001, an increase of 14%. Despite the slower economy, greater customer acceptance in both the U.S. and Europe of the Company's new Windows NT-based Duet and Aprisa Clip/Stillstore products, which replace the legacy iNFiNiT! products, accounted for the increase. Duet and Aprisa Clip/Stillstore accounted for over 90% of graphics division product sales in the first quarter of 2002 as compared to approximately 60% in first quarter 2001. First quarter 2002 revenues from the signal distribution and automation division were $5.3 million as compared to $6.3 million for the first quarter 2001, a decrease of 16%. The decrease can be attributed to continued lower customer spending for technology in the European market, and the division's continuing transition from one generation of modular products to the next, which contributed to customer uncertainty and slower sales.

Gross margins for the first quarter of 2002 increased to 55% from 44% for the comparable quarter of 2001. The higher margins were primarily due to lower fixed overhead costs attributable to the Company's cost reduction efforts, decreased outsourcing and a change in product mix to higher margin products in the graphics division, and increased margin contribution from the signal distribution and automation division which had a significant sale of automation product in the quarter, which carried a higher gross margin.

Selling, general and administrative (SG&A) expenses decreased 50% from $9.3 million in first quarter of 2001 to $4.6 million for the first quarter of 2002, primarily due to the effect of the Company's cost cutting and restructuring efforts implemented in 2001. Additionally, the first quarter of 2001 included $3.1 million in SG&A expenses related to the Company's new media streaming services division that was discontinued in the second quarter of 2001.

Research and development (R&D) costs in first quarter of 2002 of $1.1 million were 45% lower than R&D costs of $2.0 million in first quarter of 2001. Throughout 2001, as the Company launched its new products and refocused on its core competencies, it became apparent that its expenditures on R&D could be reduced to a level commensurate with its projected product needs. R&D efforts were refocused on current and near term products rather than on products in early stage of development for which no definable future product benefits were apparent. As a result, first quarter of 2002 development was focused on enhancing and improving existing product lines.

Interest and other expense, net of $0.7 million decreased $0.1 million or 12% as compared to the 2001 first quarter amount of $0.8 million. First quarter of 2002 included a foreign exchange loss of $0.1 million as compared to a loss of $0.5 million for the first quarter of 2001. Interest expense, net for first quarter of 2002 of $0.6 million was $0.3 million or 50% higher than the $0.3 million recorded in the first quarter of 2001. Additional interest expense as a result of the issuance of senior notes, and additional amortization of debt issue and warrants costs and higher interest rates resulting from the Company's restructuring of its convertible debentures in December 2001, accounted for the majority of the increase. In addition, interest income was reduced by approximately $0.1 million due to lower cash balances available for investment purposes.

Liquidity and Capital Resources

At March 31, 2002, the Company had cash on hand of $1.8 million and working capital of $5.9 million.

As is shown in the Consolidated Statement of Cash Flows, the Company used $0.6 million of cash in operations during the first quarter of 2002 as compared to $4.6 million during the first quarter of 2001. The net loss of $0.8 million, when adjusted for non-cash items totaling $1.1 million, resulted in positive cash flow of $0.3 million. This positive cash flow was offset by a net use of $0.9 million in operating activities, primarily the reduction of accounts payable and accrued expenses.

The Company also used $1.9 million of cash to pay down its revolving line of credit and overdraft facility balances.

In response to lower than anticipated sales and a slowdown in the worldwide economy, the Company took steps during the second and fourth quarters of 2001 to reduce its cost structure to a level that is more in line with its planned sales levels for 2002. Should planned sales levels not be achieved, the Company may implement an additional downsizing and further curtail capital expenditures and discretionary spending. The Company believes that it will have sufficient cash and availability of cash through borrowings under its credit arrangements if it achieves its planned results of operations. However, there can be no assurance that the Company will meet its planned results of operations or will have sufficient time to recognize the benefit of reduced expenditures if revenue shortfalls were to occur.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement primarily rescinds and amends certain reporting requirements relating to gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers, and accounting for leases in sale-leaseback transactions. The provision of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 while the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

The Company is exposed to currency risk in the normal course of business related to investments in its foreign subsidiaries and the level of sales to foreign customers. For the three months ended March 31, 2002 and 2001, sales to foreign customers were 44% and 48% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling. The net impact of foreign exchange transactions for the three months ended March 31, 2002 and 2001 were losses of $0.1 million and $0.5 million, respectively.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 2. Changes in Securities

On February 28, 2002, the Company's Board of Directors agreed to modify the Company's 12% Senior Subordinated Notes due December 31, 2003 and 12% Series A and Series B Debentures due December 31, 2004 such that the Company will only pay interest thereon by increasing the amount of principal owed thereunder.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

None.

ITEM 6(b). Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 15, 2002	/s/ Roger Henderson
(Date)	Roger Henderson
President and Chief Executive Officer

May 15, 2002	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and Senior Vice President