Form 10-Q
period 2002-06-30
CHYRON CORP
filed 2002-08-13
CIK 20232

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2002
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

August 1, 2002

This document consists of 16 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION CONSOLIDATED BALANCE SHEETS (In thousands, except share amounts)
ASSETS
	(Unaudited)
Current assets:	June 30, 2002	December 31, 2001
Cash and cash equivalents	$2,260	$4,342
Accounts receivable, net	7,813	8,029
Inventories, net	8,832	9,081
Investments	52	39
Prepaid expenses and other current assets	709	434
Total current assets	19,666	21,925

Property and equipment, net	5,042	5,803
Intangible assets, net	430	654
Software development costs, net	180	381
Pension asset	3,794	3,794
Other assets	1,263	1,342
TOTAL ASSETS	$30,375	$33,899

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued expenses	$9,409	$10,168
Current portion of long-term debt	4,599	7,286
Capital lease obligations	130	105
Total current liabilities	14,138	17,559

Long-term debt	2,054	1,139
Convertible debentures	11,222	10,798
Capital lease obligations	170	217
Pension liability	2,575	2,453
Other liabilities	1,422	1,420
Total liabilities	31,581	33,586

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 39,563,691 at June 30, 2002
and December 31, 2001	396	396
Additional paid-in capital	71,453	71,324
Accumulated deficit	(72,376)	(70,569)
Accumulated other comprehensive loss	(679)	(838)
Total shareholders' equity (deficit)	(1,206)	313
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$30,375	$ 33,899

See Notes to Consolidated Financial Statements
CHYRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS THREE MONTHS ENDED JUNE 30, 2002 AND 2001 (In thousands, except per share amounts)
(Unaudited)
	2002	2001
Net sales	$10,297	$13,226
Cost of products sold	5,028	8,298
Gross profit	5,269	4,928

Operating expenses:
Selling, general and administrative	5,040	8,173
Research and development	1,004	1,478
Restructuring and other unusual charges		8,303

Total operating expenses	6,044	17,954

Operating loss	(775)	(13,026)

Interest expense	541	472

Interest income	(4)	(75)

Other (income) expense, net	(325)	102

Net loss	$(987)	$(13,525)

Net loss per common share - basic and diluted	$(.02)	$(.34)

Weighted average shares used in computing net loss per common share - basic and diluted	39,564	39,530

Comprehensive loss:
Net loss	$(987)	$(13,525)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	82	(1)
Unrealized (loss) gain on securities available for sale	(27)	99

Total comprehensive loss	$(932)	$(13,427)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION CONSOLIDATED STATEMENTS OF OPERATIONS SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (In thousands, except per share amounts)
(Unaudited)
	2002	2001

Net sales	$20,365	$23,911
Cost of products sold	9,558	14,275
Gross profit	10,807	9,636

Operating expenses:
Selling, general and administrative	9,655	17,453
Research and development	2,058	3,441
Restructuring and other unusual charges		8,303

Total operating expenses	11,713	29,197

Operating loss	(906)	(19,561)

Interest expense	1,109	902

Interest income	(8)	(180)

Other (income) expense, net	(200)	548

Net loss	$(1,807)	$(20,831)

Net loss per common share - basic and diluted	$(.05)	$(.53)

Weighted average shares used in computing net loss per common share - basic and diluted	39,564	39,341

Comprehensive loss:
Net loss	$(1,807)	$(20,831)
Other comprehensive (loss) income:
Foreign currency translation gain (loss)	146	(127)
Unrealized gain (loss) on securities available for sale	13	(202)

Total comprehensive loss	$(1,648)	$(21,160)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION CONSOLIDATED STATEMENTS OF CASH FLOWS SIX MONTHS ENDED JUNE 30, 2002 AND 2001 (In thousands) (Unaudited)
	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,807)	$(20,831)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Restructuring and other unusual charges		7,798
Depreciation and amortization	1,310	3,096
Non-cash settlement of interest liability	665	271
Amortization of debt issue costs	202	63
Other	47	148
Changes in operating assets and liabilities, net of effect of acquired business in 2001:
Accounts receivable	482	2,383
Inventories	560	372
Prepaid expenses and other assets	(330)	(80)
Accounts payable and accrued expenses	(874)	(1,051)
Other liabilities	115	77
Net cash provided by (used in) operating activities	370	(7,754)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(28)	(806)
Sale of investments		67
Business acquisition		(4,662)
Net cash used in investing activities	(28)	(5,401)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(225)	(450)
(Payments) borrowings on revolving credit agreements, net	(2,142)	748
Payments of capital lease obligations	(63)	(144)
Net cash (used in) provided by financing activities	(2,430)	154

Effect of foreign currency rate fluctuations on cash and cash equivalents	6	3

Change in cash and cash equivalents	(2,082)	(12,998)

Cash and cash equivalents at beginning of period	4,342	15,332
Cash and cash equivalents at end of period	$2,260	$ 2,334

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2002 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 method of presentation.

Nature of Business

The Company provides signal distribution and graphics products to the broadcast industry for use in digital television. Currently, its customers are facing capital budget constraints due to a slowdown in the worldwide economy, and there are few signs of growth in its traditional markets. In addition, the Company has sustained losses from operations in each of the three years ended December 31, 2001, and had from time to time failed its financial covenant under its credit agreement for which it obtained waivers and/or amendments. While the Company met its financial covenants under its revolving line of credit agreement in the first and second quarters of 2002, there is no assurance that it will meet such covenants in future quarters. During 2002, the Company is operating with caution, adopting a modest outlook for growth, and sizing the business accordingly to conserve cash. The Company operates in a rapidly changing environment and it must remain responsive to changes as they occur. The Company has the ability and intention to reduce its variable costs or discretionary spending if necessary during 2002 in order to conserve cash. However, there can be no assurance that the Company will be able to adjust its variable costs and reduce capital expenditures and discretionary spending in sufficient time to respond to revenue shortfalls, or obtain waivers and/or amendments should defaults occur under its revolving line of credit or otherwise.

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

3. RESTRUCTURING

During 2001 the Company recorded goodwill impairment, restructuring and other unusual charges totaling $12.5 million. At December 31, 2001, future cash outlays associated with these charges totaled $0.37 million. During the first six months of 2002, $0.31 million of costs related to severance and lease payments were paid, and the remaining $0.06 million is expected to be paid before the end of 2002.

4. OTHER INTANGIBLE ASSETS

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). Pursuant to the provisions of SFAS 142, the Company is amortizing the value of its supplier arrangement with a related party over the three-year life of the contract. As of June 30, 2002 and December 31, 2001, the gross asset balance was $1.1 million, and the accumulated amortization was $0.7 million and $0.5 million, respectively. Amortization expense for the three and six month periods ended June 30, 2002 was $0.09 million and $0.18 million, respectively. Estimated annual amortization for other intangibles is as follows:

Year Ending December 31	Amount (In thousands)
2002	$ 354
2003	300

5. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	June 30, 2002	December 31, 2001
Finished goods	$3,803	$3,644
Work-in-process	895	737
Raw material	4,134	4,700
	$8,832	$9,081

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

Business Segment Information		Signal
(In thousands)		Distribution &	Streaming
	Graphics	Automation	Services
Three months ended June 30, 2002
Net sales	$5,879	$4,418
Operating loss	(37)	(738)
Depreciation and amortization	358	302

Three months ended June 30, 2001
Net sales	$5,070	$8,116	$ 40
Operating loss(1)	(1,696)	(1,309)	(10,021)
Depreciation and amortization	597	546	353

Geographic Areas	United States	United Kingdom	Other

Three months ended June 30, 2002
Net sales	$4,833	$2,033	$3,431

Three months ended June 30, 2001
Net sales	$5,301	$4,448	$3,477

(1) Includes restructuring and unusual charges of $8.3 million.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement primarily rescinds and amends certain reporting requirements relating to gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers, and accounting for leases in sale-leaseback transactions. The provision of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 while the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause the Company's actual results to differ from the anticipated results or other expectations expressed in the Company's forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of the Company's business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the OTC Bulletin Board as a trading platform, expansion into new markets, and the Company's ability to successfully implement its strategic alliance strategy. Additional factors affecting future results include:

  We cannot assure you that we will reach profitability because we have a history of losses.

  Our future operating results are likely to fluctuate and therefore may fail to meet expectations, which could cause our stock price to decline.

  If we fail to successfully develop, introduce and sell new products, we may be unable to compete effectively in the future.

  If we are unable to keep up with rapid change in our industry, our business will not grow.

  We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts.

  Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

  If the digital video market does not grow, we will be unable to increase our revenues.

  We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products that incorporate these technologies and standards.

  We may not successfully develop strategic relationships that may be important to our business.

  We operate in a highly competitive environment and industry and we may lack resources needed to capture increased market share.

  We may encounter periods of industry-wide surface mount components shortage, resulting in pricing pressure and a risk that we could be unable to fulfill our customers' requirements.

  We depend on one supplier, we have qualified a second supplier and are prequalifying a third supplier of surface mount components.

  If we fail to adequately forecast demand for our products, we may incur product shortages or excess product.

  Problems in manufacturing our products, especially our new products, may increase the costs of our manufacturing process.

  We may be unable to grow our business if the markets in which we sell our products do not grow.

  Our business will suffer if our systems fail or become unavailable.

  In order to become profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products.

  We depend upon third party dealers to market and sell our products and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

  Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products.

  We may be unable to accurately predict quarterly results if we are inaccurate in our sales projections, which could adversely affect the trading price of our stock.

  We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel.

  We may not be able to protect our proprietary technology and may be sued for infringing on the rights of others.

  Our future operating results may fluctuate or deteriorate and we would be in violation of restrictive bank covenants.

  We are uncertain of our ability to obtain additional financing or refinance existing obligations for our future needs.

  The TV broadcast industry has historically expected substantial marketing expenses.

  We sell hardware and software service agreements to our customers that may become onerous because of product problems or the age of our products.

  Our warranties on products may prove insufficient and could cause us unexpected costs.

  If a new law or regulation is created pertaining to the telecommunications and television industries it could cause our customers to suffer and impede our ability to increase profits.

  Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders.

  We have not issued dividends on our common stock for over twelve years and do not anticipate doing so in the foreseeable future.

  If operating results decrease, our stock price may also decrease and our shareholders may not be able to resell their shares.

  The price of our common stock may be volatile.

  We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

  The value of your investment may be reduced because it has experienced low trading volumes on the OTC Bulletin Board and currently lacks public market research analyst coverage.

Results of Operations

Overview

This discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto:

Comparison of the Three and Six Months Ended June 30, 2002 and 2001

Revenues for the quarter ended June 30, 2002 were $10.3 million, a decrease of $2.9 million, or 22% from the $13.2 million reported for the second quarter of 2001. Revenues for the six months ended June 30, 2002 were $20.4 million, a decrease of $3.5 million or 15% from the $23.9 million reported for the first six months of 2001. Revenues in the three and six month periods of 2001 included $0.04 and $0.22 million, respectively, from the streaming services division that was discontinued in the second quarter of 2001.

Revenues from the graphics division increased in the three and six month periods in 2002 as compared to 2001 by $0.8 million or 16%, and $1.4 million or 15%, respectively. These increases are primarily due to greater customer acceptance in the US and European marketplaces of the Company's Windows NT-based Duet and Aprisa Clip/Stillstore products as these have essentially replaced the legacy iNFiNiT! products over the past two years.

Revenues from the signal distribution and automation division decreased in the three and six month periods in 2002 as compared to 2001 by $3.7 million or 46%, and $4.7 million or 33%, respectively. These decreases are primarily attributable to lower customer spending for technology in the U.K and the rest of Europe, which is this division's major market.

Gross margins for the second quarter of 2002 increased to 51% from 37% in the comparable quarter in 2001. Gross margins for the six month periods in 2002 and 2001, were 53% and 40% respectively. Gross margins in the three and six month periods in 2001 were negatively impacted by a $0.4 million write down of inventory which had the effect of reducing the gross margins by 3% and 2%, respectively.

The higher margins were primarily due to lower fixed overhead costs in 2002 attributable to the Company's cost reduction efforts implemented during 2001, decreased outsourcing and that in 2001 the iNFiNiT! products experienced lower margins due to greater discounting as they neared the end of their product life cycle and began to be replaced by the newer Duet and Aprisa products. The signal distribution and automation division also provided increased margin contribution, due to a greater concentration of sales of automation products which carry a higher gross margin.

Selling, general and administrative (SG&A) expenses decreased by $3.1 million, to $5.0 million in the quarter ended June 30, 2002 compared to $8.2 million in the second quarter of 2001. SG&A expenses decreased by $7.8 million, to $9.7 million in the first six months of 2002 compared to $17.5 million for the first six months of 2001. Included in the three and six months ended June 30, 2001 were expenses of $1.9 million and $5 million, respectively, related to the Company's streaming services division that was discontinued in the second quarter of 2001. The balance of the decline was driven by the substantial cost cutting and restructuring efforts implemented in 2001 that is being realized in 2002.

Research and development (R&D) costs in the second quarter of 2002 of $1 million are less than the comparable 2001 levels by approximately $0.5 million. R&D costs decreased to $2 million during the first six months of 2002 as compared to $3.4 million in the same period in 2001. Throughout 2001, as the Company launched its new products and refocused on its core competencies, it became apparent that its expenditures on R&D could be reduced to a level commensurate with its projected product needs. R&D efforts were refocused on current and near term products rather than on products in early stage of development for which no definable future product benefits were apparent.

During 2001 the Company experienced a slowdown in revenues in its graphics business. In addition, revenues in the streaming services business were significantly lower than anticipated and the Company virtually eliminated any additional investment in that business for the foreseeable future. Consequently, during the second quarter of 2001, management approved restructuring plans to realign its organization, reduce operating costs, and curtail any spending associated with the pursuit of streaming services. This restructuring involved the reduction of employee staff by approximately 40 positions and the closure of its New York and London offices and two satellite offices. As a result of these circumstances and events, the Company considered a variety of factors and determined that the carrying amount of the excess of purchase price over net tangible assets acquired and other long-lived assets were in excess of their fair value. Impairment charges were recorded for the write down of the excess of purchase price over net tangible assets acquired associated with the streaming services business, leasehold improvements, software, computers and other equipment. As a result, the Company recorded restructuring and other unusual charges totaling $8.3 million.

Overall interest expense increased in the three and six months ended June 30, 2002 by $0.07 million and $0.2 million, respectively. These increases result from the additional costs associated with the issuance of senior notes and higher interest rates resulting from the Company's restructuring of its convertible debentures and issuance of warrants in December 2001, and higher amortization of debt issue and warrants costs as a result. Interest income declined by $0.07 million and $0.2 million in the respective three and six month periods due to lower cash balances available for investment purposes.

Other (income) expense, net, increased by $0.4 million and $0.7 million in the three and six months ended June 30, 2002, respectively, as a result of losses realized in the second quarter of 2001 on the sale of marketable securities of $0.1 million offset by increases in foreign exchange gains.

Liquidity and Capital Resources

At June 30, 2002, the Company had cash on hand of $2.3 million and working capital of $5.5 million.

As set forth in the Consolidated Statements of Cash Flows, the Company generated $0.4 million in cash from operations during the six months ended June 30, 2002 as compared to using $7.8 million in cash for the comparable 2001 period. The generation of cash from operations results primarily from the realization of the net loss of $1.8 million, reduced by non-cash items totaling $2.2 million.

During the first six months of 2002, payments totaling $2.4 million were made to reduce borrowings under the Company's credit facilities. During 2001, the Company paid $4.7 million in cash for the acquisition of Interocity Development Corporation and $0.8 million to acquire property and equipment, primarily related to the infrastructure associated with its new media initiatives.

In response to lower than anticipated sales and a slowdown in the worldwide economy, the Company took steps during the second and fourth quarters of 2001 to reduce its cost structure to a level that is more in line with its planned sales levels for 2002. Should planned sales levels not be achieved, the Company may implement an additional downsizing and further curtail discretionary spending. However, there can be no assurance that the Company will have sufficient time to recognize the benefit of reduced expenditures if revenue shortfalls were to occur.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement primarily rescinds and amends certain reporting requirements relating to gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers, and accounting for leases in sale-leaseback transactions. The provision of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 while the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 is not expected to have a material impact on the Company's consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
MARKET RISK

The Company is exposed to foreign currency exchange risk in the normal course of business related to sales to foreign customers. For the three months ended June 30, 2002 and 2001, sales to foreign customers were 53% and 60% of total sales, respectively. For the six months ended June 30, 2002 and 2001, sales to foreign customers were 54% and 55% of total sales, respectively. Substantially, all sales generated outside of the U.S. are denominated in British pounds sterling, Euros and U.S. dollars.

The net impact of foreign exchange transactions for the three months ended June 30, 2002 was a gain of $0.3 million. The net impact of foreign exchange transactions in the three month period ended June 30, 2001 was minimal. The net impact of foreign exchange transactions for the six months ended June 30, 2002 and 2001 was a gain of $0.2 million and a loss of $0.4 million, respectively. Additionally, the Company is exposed to interest rate risk with respect to certain of the Company's short-term and long-term debt that carries a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate and LIBOR. We have evaluated the foreign currency exchange risk and interest rate risk and believe that the Company's exposure to these risks are not material to the Company's near-term financial position, earnings, or cash flows.

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

ITEM 4. Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on May 23, 2002, voting was held for two proposals: Proposal 1 - the election of eight directors to hold office until the next Annual Meeting; and, Proposal 2 - to approve an amendment to the Company's 1999 Incentive Compensation Plan to increase the number of shares of Common Stock authorized for issuance under such Plan by 1,000,000. The results of that voting were as follows:

	In Favor	Against
Proposal 1:
Charles M. Diker	22,393,618	1,234,124
Donald P. Greenberg	22,393,637	1,234,106
Roger Henderson	22,393,582	1,234,160
Alan J. Hirschfield	22,393,572	1,234,170
Christopher R. Kelly	22,393,637	1,234,106
Wesley W. Lang, Jr.	22,393,613	1,234,130
Eugene M. Weber	22,393,613	1,234,176
Michael I. Wellesley-Wesley	22,393,441	1,234,301

Proposal 2:	20,653,106	2,270,947

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

None.

ITEM 6(b). Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 13, 2002	/s/ Roger Henderson
(Date)	Roger Henderson
President and
Chief Executive Officer

August 13, 2002	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and
Chief Financial Officer