Form 10-Q
period 2002-09-30
CHYRON CORP
filed 2002-11-14
CIK 20232

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002
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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock $.01 Par Value - 39,563,691 as of

November 1, 2002

This document consists of 20 pages

CHYRON CORPORATION

INDEX

SIGNATURES	17

CERTIFICATIONS	18

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands except share amounts)
ASSETS
	September 30,	December 31,
	2002	2001
	(Unaudited)
Current assets:
Cash and cash equivalents	$2,045	$4,342
Accounts receivable, net	6,349	8,029
Inventories, net	9,168	9,081
Investments	39	39
Prepaid expenses and other current assets	468	434
Total current assets	18,069	21,925

Property and equipment, net	4,844	5,803
Intangible assets, net	341	654
Software development costs, net	81	381
Pension asset	3,794	3,794
Other assets	1,191	1,342
TOTAL ASSETS	$28,320	$33,899

LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY

Current liabilities:
Accounts payable and accrued expenses	$8,607	$10,168
Current portion of long-term debt	4,736	7,286
Capital lease obligations	101	105
Total current liabilities	13,444	17,559

Long-term debt	1,578	1,139
Convertible debentures	11,503	10,798
Capital lease obligations	154	217
Pension liability	2,300	2,453
Other liabilities	1,453	1,420
Total liabilities	30,432	33,586

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock: par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock: par value $.01
Authorized - 150,000,000 shares
Issued and outstanding -
39,563,691 at September 30, 2002 and December 31, 2001	396	396
Additional paid-in capital	71,453	71,324
Accumulated deficit	(73,283)	(70,569)
Accumulated other comprehensive loss	(678)	(838)
Total shareholders' (deficit) equity	(2,112)	313
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$ 28,320	$ 33,899

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands except per share amounts)

(Unaudited)
	2002	2001

Net sales	$10,601	$11,341
Cost of products sold	5,161	9,961
Gross profit	5,440	1,380

Operating expenses:
Selling, general and administrative	4,778	6,496
Research and development	1,013	1,216
Goodwill impairment, restructuring and unusual charges	-	3,595

Total operating expenses	5,791	11,307

Operating loss	(351)	(9,927)

Interest expense	565	452

Interest income	(4)	(32)

Loss on sale of investments		194

Other income, net	(5)	(484)

Net loss	$(907)	$(10,057)

Net loss per common share - basic and diluted	$(0.02)	$(0.25)

Weighted average shares used in computing net loss per
common share - basic and diluted	39,564	39,564

Comprehensive loss:
Net loss	$(907)	$(10,057)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	14	(62)
Unrealized loss on securities available for sale	(13)	(59)

Total comprehensive loss	$ (906)	$(10,178)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands except per share amounts)

(Unaudited)
	2002	2001

Net sales	$30,966	$35,251
Cost of products sold	14,719	24,235
Gross profit	16,247	11,016

Operating expenses:
Selling, general and administrative	14,433	23,949
Research and development	3,071	4,656
Goodwill impairment, restructuring and unusual charges	-	11,898

Total operating expenses	17,504	40,503

Operating loss	(1,257)	(29,487)

Interest expense	1,674	1,354

Interest income	(12)	(212)

Loss on sale of investments		292

Other income, net	(205)	(33)

Net loss	$(2,714)	$(30,888)

Net loss per common share - basic and diluted	$ (0.07)	$ (0.78)

Weighted average shares used in computing net loss per
common share - basic and diluted	39,564	39,415

Comprehensive loss:
Net loss	$(2,714)	$(30,888)
Other comprehensive income (loss):
Foreign currency translation gain (loss)	160	(189)
Unrealized loss on securities available for sale	-	(261)

Total comprehensive loss	$(2,554)	$(31,338)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
(In thousands)

(Unaudited)

	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,714)	$(30,888)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,836	3,962
Non-cash settlement of interest liability	1,002	410
Amortization of debt issue costs	304	95
Restructuring and other unusual charges		7,298
Impairment of the excess of purchase price over net assets acquired		3,595
Loss on sale of investments		292
Other	47	47
Changes in operating assets and liabilities:
Accounts receivable, net	2,050	3,370
Inventories	335	2,632
Prepaid expenses and other assets	(90)	489
Accounts payable and accrued expenses	(1,928)	1,091
Other liabilities	(134)	134
Net cash provided by (used in) operating activities	708	(7,473)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment, net	(114)	(511)
Sale of investments		106
Business acquisition	-	(5,000)
Net cash used in investing activities	(114)	(5,405)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(375)	(675)
(Payments) borrowings on revolving credit agreements, net	(2,413)	658
Payments of capital lease obligations	(112)	(207)
Net cash used in financing activities	(2,900)	(224)

Effect of foreign currency rate fluctuations on cash and cash equivalents	9	4

Change in cash and cash equivalents	(2,297)	(13,098)

Cash and cash equivalents at beginning of period	4,342	15,332
Cash and cash equivalents at end of period	$ 2,045	$ 2,234

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2002 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2002 and 2001. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2001. The December 31, 2001 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2001 financial statements to conform to the 2002 method of presentation.

Nature of Business

We provide signal distribution and graphics products to the broadcast industry for use in digital television. Currently, our customers are facing capital budget constraints due to a slowdown in the worldwide economy, and there are few signs of growth in our traditional markets. In addition, our Company has sustained losses from operations in each of the three years ended December 31, 2001, and has from time to time failed its financial covenants under its credit agreement for which we obtained waivers and/or amendments. While the Company met its financial covenants under its revolving line of credit agreement in the first, second and third quarters of 2002, there is no assurance that it will meet such covenants in future quarters. During 2002, we are operating the Company with caution, adopting a modest outlook for growth, and sizing the business accordingly to conserve cash. Our Company operates in a rapidly changing environment and it must remain responsive to changes as they occur. We have the ability and intention to reduce variable costs or discretionary spending if necessary in order to conserve cash. However, there can be no assurance that we will be able to adjust our variable costs and reduce capital expenditures and discretionary spending in sufficient time to respond to revenue shortfalls, or obtain waivers and/or amendments should defaults occur under our revolving line of credit or otherwise.

2. BUSINESS ACQUISITION

In January 2001, we acquired Interocity Development Corporation, a privately-held company based in New York City. The purchase price consisted of $5 million in cash and approximately 633,000 shares of Chyron common stock ($1.3 million) accounted for based on the stock price two days before and two days after the announcement and direct acquisition costs of approximately $0.2 million. The acquisition was accounted for as a purchase in accordance with APB16 and accordingly, the excess of the purchase price over the net assets acquired of $6.2 million was allocated to goodwill. Due to a general slowdown in the economy, we experienced lower than expected revenues in the streaming media markets. Consequently, during the second quarter of 2001, we approved a restructuring plan to realign our organization and curtail any spending associated with pursuit of streaming services. In addition, we assessed the recoverability of our investment in Interocity and determined that the entire net asset associated with this acquisition was permanently impaired and recognized a charge of $5.5 million during the second quarter of 2001.

3. RESTRUCTURING

During 2001, we recorded goodwill impairment, restructuring and other unusual charges totaling $12.5 million. The largest portion of this charge, $8.3 million, occurred in the second quarter of 2001 and was directly related to the closing down of the streaming services division.

The second major write off resulted from the continued poor results of our Pro-Bel division. Consequently, a goodwill impairment charge of $3.6 million was recorded in the third quarter of 2001. Additionally, charges associated with a company-wide restructuring totaling $0.57 million were recorded in the fourth quarter of 2001.

The table below summarizes the activity in the restructuring accrual for the nine months ended September 30, 2002 (in thousands):

	Accrued Balance		Accrued Balance
	December 31, 2001	Payments	September 30, 2002

Severance	$ 257	$ 257
Lease commitments	113	90	$ 23
	$ 370	$ 347	$ 23

As of September 30, 2002, the balance remaining in the restructuring accrual is expected to be paid before the end of 2002.

4. INTANGIBLE ASSETS

Effective January 1, 2002, we adopted Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets" (SFAS 142). Implementation of SFAS 142 did not have an impact on our consolidated financial statements because we were already amortizing the value of our supplier arrangement with a related party over the three-year life of the contract pursuant to the provisions of SFAS 142. As of September 30, 2002 and December 31, 2001, the gross asset balance was $1.1 million, and the accumulated amortization was $0.8 million and $0.5 million, respectively. Amortization expense for the three and nine month periods ended September 30, 2002 was $0.09 million and $0.27 million, respectively. Estimated annual amortization for this intangible asset is as follows:

Year Ending December 31	Amount (In thousands)
2002	$ 354
2003	300

5. INVENTORIES

Inventories, net of obsolescence reserves, consist of the following (in thousands):

	September 30,	December 31,
	2002	2001
Finished goods	$4,369	$3,644
Work-in-process	946	737
Raw material	3,853	4,700
	$9,168	$9,081

6. SEGMENT INFORMATION

Our businesses are organized, managed and internally reported as two segments. The segments, which are based on differences in products and technologies, are Graphics Products and Signal Distribution and Automation. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in the Company's Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2001. Our Company is an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, we do not represent that these segments, if operated independently, would report the financial information shown below.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2002	2001	2002	2001
Net Sales
Graphics	$4,806	$4,740	$15,502	$14,048
Signal Distribution & Automation	5,795	6,601	15,464	20,981
Streaming Services				222

Operating Loss
Graphics	(86)	(4,418)	(115)	(8,713)
Signal Distribution & Automation(1)	(265)	(5,509)	(1,142)	(8,024)
Streaming Services(2)				(12,750)

Depreciation and Amortization
Graphics	223	451	940	1,550
Signal Distribution & Automation	303	415	896	1,507
Streaming Services				905

Geographic
United States	6,101	4,123	16,482	15,724
United Kingdom	2,514	3,526	7,855	10,216
Other	1,986	3,692	6,629	9,311

(1) Includes goodwill impairment, restructuring and unusual charges totaling $3.6 million in the three and nine month periods ended September 30, 2001.

(2) Includes goodwill impairment, restructuring and unusual charges totaling $8.3 million.

7. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement primarily rescinds and amends certain reporting requirements relating to gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers, and accounting for leases in sale-leaseback transactions. The provision of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 while the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our consolidated financial statements.

8. LEGAL PROCEEDINGS

From time to time we are involved in routine legal matters incidental to our business. In our opinion, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
 CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the OTC Bulletin Board as a trading platform, expansion into new markets, and our ability to successfully implement our strategic alliance strategy. Additional factors affecting future results include:

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

  In our graphics division we depend on two suppliers of surface mount components and are prequalifying a third supplier.

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

  In order to become profitable, we will need to offset the general pattern of declines in the prices of our products.

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

  We may not be able to successfully implement our contingency plan upon a decline in revenues.

  We are uncertain of our ability to obtain additional financing or refinance existing obligations for our future needs, and liquidity issues have and may continue to increase our cost of capital.

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

  Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our other stockholders.

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

  It may be difficult to sell your shares and the value of your investment may be reduced because our common stock has experienced low trading volumes on the OTC Bulletin Board and currently lacks public market research analyst coverage.

Results of Operations

Overview

This discussion should be read in conjunction with the Consolidated Financial Statements, including the Notes thereto:

Comparison of the Three and Nine Months Ended September 30, 2002 and 2001

Consolidated revenues for the quarter ended September 30, 2002 were $10.6 million, a decrease of $0.7 million, or 6% from the $11.3 million reported for the third quarter of 2001. Consolidated revenues for the nine months ended September 30, 2002 were $30.9 million, a decrease of $4.4 million or 12% from the $35.3 million reported for the first nine months of 2001. Consolidated revenues in the nine month period in 2001 included $0.22 million from the streaming services division that was discontinued in the second quarter of 2001.

Revenues from the graphics division increased in the three and nine month periods in 2002 as compared to 2001 by $0.1 million or 1%, and $1.5 million or 10%, respectively. These increases are primarily due to greater customer acceptance in the US and European marketplaces of our Windows NT-based Duet and Aprisa Clip/Stillstore products, as these have replaced the legacy iNFiNiT! products over the past two years.

Revenues from the signal distribution and automation division decreased in the three and nine month periods in 2002 as compared to 2001 by $0.8 million or 12%, and $5.5 million or 26%, respectively. These decreases are primarily attributable to lower customer spending for technology in the UK and the rest of Europe, which is this division's major market.

Gross margins for the third quarter of 2002 increased to 51% from 12% in the comparable quarter in 2001. Gross margins for the nine month periods in 2002 and 2001 were 52% and 31%, respectively. Gross margins in the three and nine month periods in 2001 were negatively impacted by inventory write downs of $3.2 million and $3.6 million, respectively. The inventory write down in the third quarter of 2001 had the effect of reducing the quarterly gross margin by 28 percentage points. Approximately $2.2 million of this charge related to the write down of excess inventory within the graphics division, due to a continued trend of low sales volume of legacy products, primarily the iNFiNiT! product line. The remaining $1.0 million of this charge relates to certain signal distribution and automation product lines which were discontinued, as well as obsolete demonstration equipment out at customer locations. In addition to the $3.2 million write down included in the third quarter of 2001, the 2001 nine month period included an inventory write down of $0.4 million which occurred in the second quarter of 2001. The combined write down of $3.6 million had the effect of reducing the nine month gross margin by 10 percentage points.

Exclusive of inventory write downs, the improved margins were primarily due to lower fixed overhead costs in 2002 attributable to our cost reduction efforts implemented during 2001, outsourcing of surface mount technology, manufacturing efficiencies relative to Aprisa products, and that in 2001 the iNFiNiT! products experienced lower margins due to greater discounting as they neared the end of their product life cycle and began to be replaced by the newer Duet and Aprisa products. The signal distribution and automation division also provided increased margin contribution, due to a greater concentration of sales of automation products which carry a higher gross margin.

Selling, general and administrative (SG&A) expenses decreased by $1.7 million, to $4.8 million in the quarter ended September 30, 2002, compared to $6.5 million in the third quarter of 2001. SG&A expenses decreased by $9.5 million, or 40%, to $14.4 million in the first nine months of 2002, compared to $23.9 million for the first nine months of 2001. Included in the nine months ended September 30, 2001 were expenses of $5 million related to our former streaming services business that was discontinued in the second quarter of 2001. The balance of the decline was driven by the substantial cost cutting and restructuring efforts implemented in 2001 that has been realized and is expected to continue to be realized in 2002.

Research and development (R&D) costs in the third quarter of 2002 decreased from the comparable 2001 levels by approximately $0.2 million. R&D costs decreased during the first nine months of 2002 compared to the same period in 2001 by $1.6 million. Throughout 2001, as we launched our new products and refocused on our core competencies, it became apparent that our expenditures on R&D could be reduced to a level commensurate with our projected product needs. R&D efforts were refocused on near term products rather than on longer term products for which no definable future benefits were apparent.

In the third quarter of 2001, due to the continued decline in the financial results of Pro-Bel Limited and the slow down in the global economy, we evaluated our investment in Pro-Bel for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," ("FAS 121"). In accordance with FAS 121, we assessed the recoverability of our investment in Pro-Bel by comparing the undiscounted future cash flows from forecasted results of operations with the carrying value of our investment. As a result of this analysis, we determined that the expected future cash flows would be insufficient to recover the carrying value of our investment and determined the asset was impaired. Accordingly, we recognized a goodwill impairment charge of $3.6 million during the third quarter of 2001. We calculated the goodwill impairment by comparing the carrying value of our investment with the present value of our estimated future cash flows.

During 2001, we experienced a slowdown in revenues in our graphics business. In addition, revenues in our streaming services business were significantly lower than anticipated and we virtually eliminated any additional investment in this business for the foreseeable future. Consequently, during the second quarter of 2001, we approved restructuring plans to realign our organization, reduce operating costs, and curtail any spending associated with the pursuit of streaming services. This restructuring involved the reduction of employee staff by approximately 40 positions and the closure of our New York and London offices and two satellite offices. As a result of these circumstances and events, we considered a variety of factors and determined that the carrying amount of the excess of purchase price over net tangible assets acquired and other long-lived assets associated with the streaming services business were in excess of their fair value. Impairment charges associated with the streaming services business were recorded for the write down of the excess of purchase price over net tangible assets acquired, leasehold improvements, software, computers and other equipment. As a result, we recorded restructuring and other unusual charges totaling $8.3 million in the second quarter of 2001.

Overall interest expense increased in the three and nine months ended September 30, 2002 by $0.1 million and $0.3 million, respectively. These increases result from the additional costs associated with the issuance of senior notes as well as higher interest rates resulting from our restructuring of our convertible debentures and issuance of warrants in December 2001. Additionally, amortization of debt issue and warrant costs increased interest expense. Interest income declined by $0.03 million and $0.2 million in the respective three and nine month periods due to lower cash balances available for investment purposes.

Other income, net, decreased by $0.5 million in the three months and increased by $0.2 million in the nine months ended September 30, 2002, respectively. The contributing factor to these fluctuations are a direct result of changes in foreign exchange rates and the resulting gains or losses.

Liquidity and Capital Resources

At September 30, 2002, we had cash on hand of $2.0 million and working capital of $4.6 million.

As set forth in the Consolidated Statements of Cash Flows, we generated $0.7 million in cash from operations during the nine months ended September 30, 2002 as compared to using $7.5 million in cash for the comparable 2001 period. The generation of cash from operations results primarily from the realization of the net loss of $2.7 million, reduced by non-cash expenses totaling $3.2 million and net changes in operating assets and liabilities of $0.2 million.

During the first nine months of 2002, payments totaling $2.8 million were made to reduce borrowings under our credit facilities. During 2001, we paid $5 million in cash for the acquisition of Interocity Development Corporation and $0.5 million to acquire property and equipment, primarily related to the infrastructure associated with our former streaming services business which was discontinued in 2001.

In response to lower than anticipated sales and a slowdown in the worldwide economy, we took steps during the second and fourth quarters of 2001 to reduce our cost structure to a level that is more in line with our planned sales levels for 2002. Should planned sales levels not be achieved, we may implement an additional downsizing and further curtail discretionary spending. However, there can be no assurance that we will have sufficient time to recognize the benefit of reduced expenditures if revenue shortfalls were to occur.

Recent Accounting Pronouncements

In May 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." The statement primarily rescinds and amends certain reporting requirements relating to gains and losses from extinguishment of debt, accounting for intangible assets of motor carriers, and accounting for leases in sale-leaseback transactions. The provision of the statement relating to gains and losses on extinguishment of debt is effective for fiscal years beginning after May 15, 2002 while the remaining provisions of the statement are effective for transactions occurring after May 15, 2002. The adoption of SFAS No. 145 did not have an impact on our consolidated financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). This statement provides guidance on the recognition and measurement of liabilities associated with disposal activities and is effective for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have an impact on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended September 30, 2002 and 2001, sales to foreign customers were 42% and 64% of total sales, respectively. For the nine months ended September 30, 2002 and 2001, sales to foreign customers were 47% and 55% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British pounds sterling, Euros and U.S. dollars.

The net impact of foreign exchange transactions for the three months ended September 30, 2002 was minimal. The net impact of foreign exchange transactions in the three month period ended September 30, 2001 was a gain of $0.5 million. The net impact of foreign exchange transactions for the nine months ended September 30, 2002 and 2001 was a gain of $0.2 million and a loss of $0.04 million, respectively. The Company records translation gain or loss as a separate component of shareholders' equity, and such amounts have not been material for the periods shown. Additionally, we are exposed to interest rate risk with respect to certain of our short-term and long-term debt that carries a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate and LIBOR. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks is not material to our near-term financial position, earnings, or cash flows.

Item 4. CONTROLS AND PROCEDURES

Our disclosure controls and procedures are designed to ensure that material information relating to the Company are made known to our Chief Executive Officer ("CEO"), Chief Financial Officer ("CFO") and others in the Company involved in the preparation of this quarterly report, by others within the Company. Our CEO and CFO have reviewed our disclosure controls and procedures within 90 days prior to the filing of this quarterly report and have concluded that they are effective. There were no significant changes in our internal controls or other factors that could significantly affect our internal controls subsequent to the last date they were reviewed by our CEO and CFO.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time we are involved in routine legal matters incidental to our business. In our opinion, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 2. Changes in Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

Not applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

Not applicable.

ITEM 5. Other Information

Not applicable.

ITEM 6(a). Exhibits

The following Exhibit is filed with this report:

Exhibit No.	Description of Exhibit
99	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350)

ITEM 6(b). Reports on Form 8-K

We did not file any current reports on Form 8-K during our fiscal quarter ended September 30, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

November 14, 2002	/s/ Roger Henderson
(Date)	Roger Henderson
President and
Chief Executive Officer

November 14, 2002	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and
Chief Financial Officer

CERTIFICATIONS

CERTIFICATION BY
CHIEF EXECUTIVE OFFICER
UNDER EXCHANGE ACT RULES 13a-14 OR 15d-14

I, Roger Henderson, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chyron Corporation (the "registrant") for the quarterly period ended September 30, 2002 (the "quarterly report");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Roger Henderson
Roger Henderson
President and
Chief Executive Officer

CERTIFICATION BY
CHIEF FINANCIAL OFFICER
UNDER EXCHANGE ACT RULES 13a-14 OR 15d-14

I, Jerry Kieliszak, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chyron Corporation (the "registrant") for the quarterly period ended September 30, 2002 (the "quarterly report");

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Jerry Kieliszak
Jerry Kieliszak
Senior Vice President and
Chief Financial Officer