Form 10-K
period 2002-12-31
CHYRON CORP
filed 2003-03-31
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002
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

Indicate by check mark whether the registrant is an accelerated filed (as defined in Rule 12b-2 of the Act).
YES	NO	X

The aggregate market value of voting stock held by non-affiliates of the Company on February 28, 2003 was $4,400,278 based on the closing price of the registrant's common stock on the OTC Bulletin Board on February 28, 2003. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on February 28, 2003 was 39,584,338.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 22, 2003 are incorporated by reference into Part III.

Exhibit index is located on page 84

This document consists of 92 pages

From time to time, including in this Annual Report on Form 10-K, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. Although we believe that the expectations reflected in such "forward-looking statements" are reasonable, we can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from our expectations. Information on significant potential risks and uncertainties not discussed herein may be found in our filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our "forward-looking statements." Factors that can cause or contribute to these differences include those described under the headings "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television ("DTV") and high definition television ("HDTV"), consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, expansion into new markets and our ability to successfully maintain the costs associated with recent restructurings.

PART I

ITEM 1. BUSINESS

General Information Regarding the Company

Chyron Corporation ("Chyron" or the "Company") was incorporated under the laws of the State of New York on April 8, 1966 under the name The Computer Exchange, Inc., which was changed to the present name on November 28, 1975. On April 12, 1996, Chyron acquired Pro-Bel Limited ("Pro-Bel"). Our principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and our telephone number is (631) 845-2000. Our executive offices in the United Kingdom are located at Danehill, Lower Earley, Reading, Berkshire RG6 4PB and the telephone number is 44-118-986-6123.

Overview

We develop, manufacture, market and support a broad range of equipment, software and systems, including character generators, signal distribution systems, master control switchers and broadcast automation and media management packages. Our Graphics division provides a broad range of hardware and software products that enhance the presentation of live and pre-recorded video and other data. Our Pro-Bel division provides signal distribution systems, master control switchers, automation and media management packages and routers that are known in the broadcasting industry for performance and reliability. Our products enable customers to:

  Create, manipulate and manage text, logos and other graphic images using special effects such as 3D transforming, compositing and painting,

  Control and distribute live video, audio and other data signals,

  Manage broadcast video content and automate the output of broadcast facilities, and

  Create interactive content and deliver to TV set top boxes.

Serving the television industry for over three decades, we develop products that generate television graphics and distribute and control the distribution of video and audio signals. Our products are intended to meet the myriad of demands of digital television, which includes high definition television mandated by the United States Federal Communications Commission ("FCC") in 1996. We also provide products for graphics authoring and automated content delivery for the worldwide emerging markets of interactive TV.

The transition from analog to digital signals in the video and audio world has created a range of new means to deliver video and audio content to the consumer. These range from high definition television ("HDTV"), through standard definition digital TV ("DTV"), and interactive TV services to the Internet, where the ability to incorporate video to enhance web sites or to deliver a video channel without a broadcast license continues to attract a growing number of participants.

We are organized and managed as two divisions - graphics products (Graphics division) and signal distribution and automation products (referred to as the Signal Distribution and Automation division, or Pro-Bel division). The Streaming Services division, established in 2000, was discontinued in the second quarter of 2001. Revenues in 2002 were $21.1 million and $20.3 million for the Graphics and Pro-Bel divisions, respectively. Our Pro-Bel division is based in the U.K. and derives a significant portion of its revenues from U.K. customers. The combined U.S. and U.K. markets accounted for 81%, 72%, and 76% of consolidated revenues for 2002, 2001 and 2000, respectively, which demonstrate our revenues are derived almost exclusively from these two regions.

Our Graphics division plans on building on our leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational and professional video market sectors. Additionally, Graphics will continue to be involved in the interactive market by developing partnerships to deliver advanced interactive graphics tools. The Duet® and Lyric® product lines are now established in the U.S. and are rapidly gaining acceptance in Europe and Asia. We believe our Graphics division continues to be a leader in the "real-time" character generator market. It dominates the live, "on-air" TV graphics segment and our customers include most major broadcast, cable, satellite and post production facilities in the U.S. and Europe. We believe our new graphics products can only reinforce this position.

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

As a result of the difficult economic and operating environments experienced in 2001, we implemented a restructuring plan in the fourth quarter of 2001 to reduce staff costs and to set new and lower departmental budgets. At the end of the fourth quarter 2001 we employed approximately 190 fulltime employees, a reduction of 26% of our staff over the prior quarter. The purpose of this restructuring plan was to generate anticipated annual savings of almost $11 million. The combined savings in 2002 selling, general & administrative ("SG&A") and research and development ("R&D") expenses were $11.5 million as compared to 2001. We continued to operate at this reduced level throughout 2002 and further reducing operating expenses where possible remains a major priority and focus for us in 2003.

In 2000 we established an additional business unit to take advantage of the perceived opportunities presented by the emerging Internet and interactive markets. Specifically, we set up a Streaming Services division to provide consulting services to corporate clients and in January 2001 acquired an Internet service provider, Interocity Development Corporation, to strengthen our presence in that market. The early part of 2001 proved to be a difficult period in which to operate such a business. While management still believed in the eventual viability of this business line, we decided to exit the streaming services business. The prevailing economic conditions at the time and our inability to devote significant resources to this initiative without affecting the core business mandated the decision. However, management perceives the interactive TV market, which was a target of our streaming services business, as having a direct bearing on everyday business opportunities, particularly in the European market, where the rollout of interactive TV is more advanced. Management believes our core graphics and Pro-Bel products provide us with an important technological competitive edge in the interactive TV market that is expected to ultimately generate additional revenues because our products enable customers to create interactive content.

Products and Services

We offer a broad range of products that meet the needs of the video and audio production, post-production and distribution markets. In addition, the convergence of traditional broadcast and Internet technology is providing us opportunities in the interactive TV market and, to a lesser extent, the Internet streaming market.

Our line of high-performance graphics systems is used by many of the world's leading broadcast stations to display news flashes, election results, sports scores, stock market quotations, programming notes and weather information. Our signal management systems interconnect video, audio and data signals to and from equipment within a studio's control room or edit suite, as well as to and from signal transmission sites. Our line of control and automation systems is used to automate the steps taken in the management, editing and distribution of video and audio content. In the area of interactive TV, we are leveraging our expertise as a provider of broadcast tools to promote solutions for the creation and delivery of interactive content.

Graphic Systems

Duet® and Duet® HD: The Duet is a real-time 2D/3D serial digital video graphics processing platform that integrates a Windows® NT or Windows 2000 front end with real-time graphics processing to provide exceptional performance for television character generator applications. It has become the replacement for the iNFiNiT!® family of products. The Duet is configurable as either a standard definition digital TV or digital HDTV unit. Content may be created for both formats simultaneously, and can be played back on the two separate devices.

Duet uses Lyric, our content creation and play-out software, to compose messages and play back content. Lyric is the winner of several product awards based on its ease of operation and flexibility. Lyric can output files for television broadcast, HTML and interactive television. It imports over 25 different file formats, including True Type® fonts, TIFF and TGA bitmaps as well as iNFiNiT! messages, making Lyric a universal graphics tool.

Lyric may be used off-line for composition and preview purposes when installed on a standard PC. Features of Lyric include advanced effects (blinds, assemble, explosion, matrix, page turns, ripple), iNFiNiT! file export and import and timeline editing and Windows® support. Over 25 file formats may be imported into Lyric for use in Duet.

Extending the reach of Duet, CAL (Chyron Application Library) allows third party software developers to use standard Open GL code to create custom applications, making Duet accessible for software product development. Currently over 200 U.S. broadcasters are using Duet for on-air graphics creation and play-out. In addition, Duet is used extensively on major sporting events, such as "Monday Night Football" (ABC), "Sunday Night Football" (ESPN) and NASCAR racing (Fox Sports). Duet is also used in high profile production applications for customers like Turner Studios, Fox News, CNNfn and ABC. Thomson Digital Media Solutions and Avid® are also using Lyric as a "plug in" to their non-linear editing systems, enabling content creation and iNFiNiT! and Duet family import of existing graphics, enhancing the capabilities and value of those editing systems.

The open architecture of the Duet system has enabled us to introduce additional scalable, cost effective product solutions to the Duet family. These products include Duet LEX, which enables real-time animation play-out, Duet LE, a compact character generator with pre-loaded animations and Duet PCI and PCI+, which offer Duet capabilities in a PC board set. These additions to the Duet product line opened new markets to us that include non-broadcast users, government, industry, education and smaller post-production facilities.

Chyron Aprisa® Clip/Stillstore Systems: The Aprisa family of Digital Disk Recorders (DDRs) and Stillstores has evolved further with the Aprisa SSX 601 digital multi-channel Stillstore server, which offers up to four video channels, all in a single chassis. In addition, a number of new feature sets are available across the Aprisa line, including the SSX Stillstore option for the Duet LE, enabling users to have multi channel character generator and Stillstore capabilities in the same frame. This cost-effective product continues our strategy of providing solutions in new markets. The Aprisa VCS is a clip server with up to 4 channels of video and key or 8 channels of video. The VCS can be configured to record and playback MPEG 25 or 50 Mbps or DV25 or DV50 formats. The Aprisa RePlay system combines up to 4 channels of MPEG or DV playout and up to 4 channels of stills in a single chassis, all under the Aprisa Director which can control unlimited Aprisa channels and stream the program output to a desktop VGA. Finally, the Aprisa Video Graphics Server SAN enables true real-time sharing of media resources, either locally or across a storage area network (SAN).

iNFiNiT! ® Family of Graphics and Character Generators: Our legacy family of iNFiNiT! products has long been the standard for broadcast quality character generators. Due partly to the iNFiNiT! family line products still in use today, we believe that we have a majority share of the installed base of the high-end broadcast character generator market in the U.S. The iNFiNiT! family are legacy products that we have largely phased out in favor of the Duet line. The large iNFiNiT! installed base will not provide significant revenues from product sales prospectively. Service revenue and support on the existing large installed base is expected to continue for several years on a declining basis. However, to continue to support our users, we have introduced version 13.0 of iNFiNiT! software and plan to introduce version 14.0 early next year.

Compact Graphics and Character Generators: Our compact character generators, sold under the pcCODI name, provide real-time text, titling and logo generation which is used for broadcasting time, temperature, weather warnings, sports statistics, scoreboards, news updates and financial information. Now fully digital, the rackmount version, which has up to two CODI cards, is called DigiboxCODI and is a direct plug-in replacement to the analog CODI. It is used extensively for Emergency Alert System (EAS) applications. The Digital pc CODI 601 has a powerful 32-bit processing engine, which has increased capabilities within the CODI product line.

Signal Distribution and Automation

Signal Routing and Control: Pro-Bel provides an extensive range of distribution, signal processing, routing and control solutions, which are utilized to process and distribute broadcast media and data signals. Pro-Bel prides itself on the scalability of its hardware and the sophistication and flexibility of its control systems. Pro-Bel control protocols are embraced by many of our competitors.

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

Sirius: Sirius is a new, medium scale, multi-format router. Winning an award at the National Association of Broadcasters ("NAB") Convention in 2002 for its flexible and scalable architecture and the novel ability to convert both audio and video signals from analog to digital and vice versa within the router frame. With the further ability to support conversion to HDTV, Sirius is ideally placed for broadcasters currently in the analog domain, but facing the digital revolution.

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

Control Panels:  A wide range of hardware, and touchscreen software, pushbutton and keypad control panels are available to suit various requirements and budgets.

Modular Interfacing: ICON from Pro-Bel is an innovative and flexible rack frame that can house a wide variety of functions. We have invited other broadcast manufacturers to participate in the use of this rack frame, making it an industry standard. This has increased the attractiveness of the product as it offers more acceptability and compatibility than one vendor alone can typically achieve. Pro-Bel also offers the 6063 range with an economic rack frame architecture, ideally suited to general purpose distribution applications.

Automation & Asset Management Systems: Pro-Bel offers the complete solution for television station transmission automation.  The broadcast automation product line is partnered with MAPP, a powerful modular asset management system. The systems are designed to work across the three main areas of the broadcast operation: ingest, storage and play-out. Our automation solution is aimed at the larger more complex broadcast operation. We believe that industry consolidation and the trend to centralcasting increase the applicability of our automation product.

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

Digital Master Control Switchers: TX 420 and TX 410: Compact and cost effective, these switchers process serial digital video and digital analog or embedded audio inputs. For sophisticated transitions, an optional 3D DVE (Digital Video Effects) may be added. TX Series master control switchers provide unique built-in integration with Pro-Bel Compass/Sextant automation and maximum flexibility, where one panel can control many channels, or a number of panels can share channels. With its multi-channel capability, the TX Series panels can control HDTV channels alongside standard definition digital channels, permitting a seamless migration to high definition operation.

Sales and Marketing

We market our products and systems to traditional broadcast, production and post-production facilities, government agencies, educational institutions and telecommunications and corporate customers. In order to maintain and increase awareness of our products, we display at the major domestic and international trade shows of the broadcast and post production segments. In the U.S., we exhibit at the NAB Convention and other smaller trade shows. We also exhibit at the International Broadcasters Convention (IBC) in Europe and other smaller trade shows internationally.

At these smaller shows we exhibit either directly or in partnership with our dealers. Product promotion is also achieved through direct-mail campaigns, e-newsletters and advertisements placed in relevant journals. Due to our reputation as an innovator, articles are often published in trade journals and papers presented at technical conventions by the engineering staff, reinforcing our technical credentials.

Sales of our products in the U.S. and the U.K. are made through our direct sales personnel, dealers, independent representatives, systems integrators and OEMs. Direct sales, marketing and product specialists serving these markets act as links between the customer and our development teams.

Sales of our products outside of the U.S. and the U.K. are made through dealers and sales representatives covering specific territories. In addition, we operate a sales office in Paris to support foreign sales in France and the rest of Europe. In some territories, dealers sell products from all of our product categories; in other territories, dealers handle only specific products.

Service, Support and Training

We offer comprehensive technical service, support and training to our customers through 24 hours per day, seven days per week access to trained service and support professionals for an annual fee. Scalable and fixed duration training courses are also available. These range from three days to two weeks and consist of a mix of classroom discussions and hands-on training. We offer training courses for many of our products at our Melville, NY headquarters and our Reading, U.K. and Paris, France facilities. We also conduct on-site training.

We make available installation assistance, hardware and software maintenance contracts and spare parts. We believe support contracts and a responsive spare parts supply facilitate customer satisfaction. Service is provided both domestically and internationally by us or through our appointed dealers and representatives. We also provide sales and service support to our dealers from time to time.

Warranty and Service

We generally provide warranties on all of our products ranging from ninety days to two years, depending on the product. On new products, the Graphics division offers a warranty of one year and Pro-Bel division offers up to two years. There may be, in certain instances, exceptions to these terms. A provision is made to estimate the warranty cost in products sold based on historical actual results.

Research and Development

Our research and product development, conducted primarily in Melville, NY and Reading, U.K., has been focused on the revitalization and extension of our core products. During 2002, 2001 and 2000, we spent approximately $4.1 million, $5.6 million and $6.9 million, respectively, for research and development for new and existing products.

Manufacturing

We have final assembly and system integration operations located in Melville, NY and Reading, U.K. We primarily use third-party vendors to manufacture and supply all of the hardware components and sub-assemblies utilized in the Graphics division. The Graphics division relies on a limited number of suppliers for major hardware components. However, no vendor represented greater than 10% of graphics hardware components purchases in 2002. We are continually reviewing product specifications in order to diversify the sourcing of critical components. In the case of the Pro-Bel division, which has more extensive manufacturing and assembly, we rely on a combination of outside vendors, none of which is irreplaceable.

Pro-Bel designs many of its system components to meet its own specifications, including metal and electronic parts and components, circuit boards and certain sub-assemblies. It assembles these items and standard parts, together with internally developed software, to create final products. We then perform testing and quality inspections of each product. The Pro-Bel division is certified to British Standard BS-EN-ISO 9001.

Customers

There are no customers that represent in excess of 10% of our consolidated revenues for 2002, 2001 or 2000.

Competition

The markets for graphics imaging, media storage, transmission automation, signal routing systems and distribution systems are highly competitive and are characterized by rapid technological change and evolving industry standards. Rapid obsolescence of products, frequent development of new products and significant price erosion are all features of the industry in which we operate. An FCC ruling requires U.S. broadcasters to utilize DTV transmission by 2006. If a similar requirement were to be imposed by other government agencies worldwide, it would require large future capital expenditures by the broadcast industry. Management believes the FCC's ruling has created an opportunity for us in the market place; however, our ability to capitalize on this opportunity has been delayed due to slower than anticipated market acceptance and implementation of DTV transmission globally by broadcasters.

We are currently aware of several major and a number of smaller competitors. In the graphics area, we believe our primary competitors are Pixel Power Ltd., Pinnacle Systems Inc., vizrt Ltd., and Inscriber Technology Corporation. For routing and distribution products, we believe our primary competitors are Leitch Technology Corporation, Pesa Technologies, Utah Scientific, Quartz, Miranda Technologies, Avid Technology Inc. and Thomson Digital Media Solutions. In the control and automation area, we believe our primary competitors are Encoda, Harris, Sundance and Omnibus. Many of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which our company does or may operate, are dominated by established vendors.

Patents and Proprietary Rights

All of our products are proprietary as we have the exclusive right to manufacture them. We sell our products directly and through third party dealers and agents under contractual arrangements with those third parties. Our success depends upon our ability to protect our proprietary intellectual property, technology and know-how and operate without infringing on the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as trade secret laws, copyright law, trademark law, patent law, contractual provisions, confidentiality agreements and certain technology and security measures.

Our registered trademarks are Chyron, Scribe, Chyron Scribe, Chyron Scribe Junior, Chyron SuperScribe, iNFiNiT!, MAX!>, MAXINE!, CODI, Duet, I2, Chyron Care, Intelligent Interface, Intelligent Interface (I2), CMX, CMX AEGIS, CMX OMNI, Aurora and Lyric. We also have rights in trademarks and service marks that are not federally registered. We do not have registered copyrights on any of our intellectual property.

While we do not have any significant patents granted for our current products, we have two important patents pending on our Duet architecture and our interactive TV authoring software applications.

Government Regulation

The telecommunications and television industries are subject to extensive regulation in the United States and other countries. For example, the FCC has issued regulations relating to shielding requirements for electromagnetic interface in electronic equipment. Our products are in compliance with these regulations. Furthermore, television operators are subject to extensive government regulation by the FCC and other federal and state regulatory agencies.

The Pro-Bel Division may be required to comply with the European Union ("EU") Directive on Waste from Electrical and Electronic Equipment ("WEEE") which was published on February 13, 2003. Along with other EU member states, the U.K. government has until August 2004 to implement this directive in their national legislation. The WEEE directive puts a duty on manufacturers of certain electrical and electronics products to finance the collection, removal of hazardous components and recycling of their products when they will be discarded after 2005. The WEEE Directive's primary aim is to reduce annual production of 6 million metric tons of waste in the European Union Community, in line with the EU Commission's waste strategy (which has previously been applied to packaging and is being applied to end of life vehicles). It is not yet clear, however, whether Pro-Bel's products will be covered by the legislation.

A precise figure on the implementation cost of the directive for manufacturers cannot be given at this stage as some principles including timescale, allocations of responsibility and financing of historical waste, have not yet been defined or agreed to by the U.K. authorities.

Employees

As of December 31, 2002, we had 184 employees, comprised of 32 in sales and marketing, 58 in manufacturing and testing, 27 in customer support, service and training, 12 in finance and corporate administration, 16 in divisional support activities and administration and 39 in research and development. None of these employees are represented by a labor union. We also employ contract personnel for specific functions or expertise, especially in manufacturing operations. The number of contract hires fluctuates according to our requirements.

ITEM 2. PROPERTIES

The executive offices and principal office of our Company and our graphics business are located in Melville, New York, pursuant to a lease that expires on June 30, 2004. This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices.

In the United Kingdom, our executive office is located in Reading, U.K. where we own a facility of approximately 19,000 square feet. This facility is also used for research and development and marketing and sales. We occupy additional facilities in Reading U.K., used primarily for manufacturing, assembly and test, which total approximately 28,000 square feet pursuant to leases that expire from December 25, 2012 through September 29, 2020. We currently utilize 90% to 100% of the space of all of our facilities. Management believes that each facility is suitable for our existing operations and does not foresee the need for any significant expansion of our current facilities.

Finally, we have a sales office in Paris, France of approximately 2,000 square feet from which we cover the French market and support other European territories.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2002, there were no matters submitted to a vote of the Chyron shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

Our common stock has been quoted on the OTC Bulletin Board under the symbol "CYRO" since May 2001, when it was delisted from the New York Stock Exchange. The following table sets forth, for the periods indicated, the high and low reported sales prices per share of common stock as reported on the New York Stock Exchange under the symbol "CHY" from January 1, 2001 to May 24, 2001 and the high and low reported bids as quoted on the OTC Bulletin Board from May 25, 2001 through December 31, 2002. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Price Range of Common Stock

	High	Low
Year ended December 31, 2002
Fourth quarter	$0.300	$0.240
Third quarter	0.390	0.230
Second quarter	0.720	0.310
First quarter	0.510	0.220

Year ended December 31, 2001
Fourth quarter	0.430	0.200
Third quarter	0.700	0.350
Second quarter	1.190	0.250
First quarter	2.188	0.790

On February 28, 2003, the closing price of our common stock as reported on the OTC Bulletin Board was $0.20 and the approximate number of holders of record of our common stock was 5,120.

We have not declared or paid any cash dividend since November 27, 1989. We currently plan to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. In connection with our U.S. term loan and revolving credit facility, we are prohibited from paying dividends in excess of 25% of our net income in any fiscal year.

During late 1998 and 1999 we raised $7.7 million through the issuance of Series A and Series B 8% subordinated convertible debentures, due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A debentures, totaling $1.2 million principal amount at issuance, pay interest quarterly and are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. The Series A debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date.

Under the original terms, the Series B debentures, totaling $6.5 million, are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. Interest is payable quarterly and may be paid by increasing the amount of principal owed thereunder. In certain circumstances, the Series B debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date.

On December 17, 2001, the terms of the Series A and Series B subordinated convertible debentures were amended to extend their maturity date from December 31, 2003 to December 31, 2004, increase their interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures (payment in kind), or in cash, at the Company's sole option. On February 28, 2002, our board of directors resolved to pay interest on the Series A and Series B convertible debentures only by increasing the amount of principal owed thereunder. At December 31, 2002 the total accumulated principal of Series A and B debentures, including additional debentures paid in kind, total $1.4 million and $8.3 million, respectively. Paid in kind interest expense, attributable to Series A and B debentures, in the form of additional debentures, totaled $1.1 million, $0.56 million and $0.13 million in 2002, 2001 and 2000, respectively.

In connection with the amendment to the Series A and Series B debentures, we issued warrants to holders of the amended Series A and Series B debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The fair value of the warrants of $0.13 million have been reflected as a discount to the related obligation, which is being amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During the year ended December 31, 2002 amortization expense was $0.04 million. Amortization for the year ended December 31, 2003 will be consistent with the 2002 amount. The warrants were vested immediately and are exercisable through December 31, 2004. A registration statement including the shares of common stock underlying the Series A and Series B Debentures and the warrants was filed with the Securities and Exchange Commission in 2002 and is pending filing an amended registration statement with the SEC.

The Series A and Series B debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The sales of the Series A and Series B debentures were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of our knowledge, the purchasers of the Series A and Series B debentures acquired them for their own accounts, and not with a view to any distribution thereof.

In April 2000, we raised gross proceeds of $20 million in connection with a private placement of 3,076,923 shares of common stock at a price of $6.50. The offering price per share was determined based on negotiations between the Company and its placement agents taking into account the historical trading history of the common stock and market conditions at such time. The price of the common stock, as listed on the New York Stock Exchange, ranged between $5.44 and $9.44 on the various closing dates. We utilized the net proceeds, of approximately $18.2 million, to fund expenditures in the area of sales, marketing, the pursuit of strategic alliances and research and development in connection with our streaming services business. The private placement was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of our knowledge, the purchasers acquired them for their own accounts, and not with a view to any distribution thereof. In connection with the private placement, we issued 151,914 warrants to the placement agents and 60,000 warrants to a consulting company to purchase common stock of the Company at an exercise price of $6.50. These warrants, which were immediately exercisable upon issuance, will expire in April 2005 and were recorded as a reduction of gross proceeds.

In November 2000, Microsoft purchased 3,096,774 shares of common stock of the Company at a price of $1.9375 per share for an aggregate investment of $6 million. As a result, as of December 31, 2001, Microsoft owned approximately 8% of the Company. We used the proceeds from the sale to fund the development of interactive tools and the growth of our Streaming Services Division. Microsoft sold all of those shares in March 2002 to other Chyron investors, affiliates and certain members of management. Also in November 2000, we purchased a 20% interest in Video Technics, Inc. ("Video Technics") for $1.1 million, consisting of $0.5 million and 300,000 shares of common stock valued at $0.6 million. The issuance of stock in the Microsoft and Video Technics transactions was made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder.

In January 2001, we issued 632,412 shares of common stock valued at $1.3 million in connection with our acquisition of Interocity Development Corporation, as explained more fully in Note 2 to the Consolidated Financial Statements, "Business Acquisition."

In May 2001, we issued 58,898 shares of common stock valued at $0.07 million to certain executive officers as partial payment of their bonus compensation for 2000.

In December 2001, we completed a private placement of 12% Senior Subordinated Convertible Notes and received $2.21 million, exclusive of offering costs of $0.2 million, which have been deferred and will be reflected as additional interest expense over the term of the Notes. These Senior Subordinated Notes have a maturity date of December 31, 2003. Pursuant to the terms of the agreement, interest is payable in the form of additional Senior Subordinated Notes, or in cash, at the option of the Company. On February 28, 2002, the board of directors agreed to amend the Senior Subordinated Notes and resolved that we will only pay interest on the Senior Subordinated Notes by increasing the amount of principal owed thereunder. At December 31, 2002 the total accumulated principal, including $0.3 million of additional debentures paid in kind, was $2.5 million. The Senior Subordinated Notes were immediately convertible into the Company's common stock at a conversion price of $0.35. A registration statement relating to the shares of common stock underlying the Senior Subordinated Notes was filed with the Securities and Exchange Commission in 2002 and is pending filing an amended registration statement with the SEC.

Assuming that the securities described below, are paid in full at maturity, and that all interest will be paid by increasing the amount of principal thereunder, the projected aggregate principal amounts of the 12% Senior Subordinated Convertible Notes and of the Series A and Series B subordinated convertible debentures at December 31 of each year are listed below.
	December 31 ($ millions)
Principal of Notes and Debentures	2002	2003	2004	2005

Senior Subordinated Convertible Notes,
due December 31, 2003	$2.49	$2.78	$ 0	$ 0
Series A Subordinated Convertible Debentures,
due December 31, 2004	1.40	1.57	1.77	0
Series B Subordinated Convertible Debentures,
due December 31, 2004	8.26	9.28	10.42	0
	$12.15	$13.63	$12.19	$ 0

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000	1999	1998
Statement of Operations Data:
Net sales	$41,379	$46,182	$56,272	$60,709	$83,710
Gross profit	21,402	15,011	25,928	26,058	39,460
Operating expenses:
Selling, general and administrative	19,042	28,952	29,858	28,166	31,420
Research and development	4,095	5,635	6,862	7,315	9,537
Goodwill impairment, restructuring
and unusual charges		12,468		6,681	3,979
Total operating expenses	23,137	47,055	36,720	42,162	44,936
Operating loss	(1,735)	(32,044)	(10,792)	(16,104)	(5,476)
Gain (loss) on sale of property/
investments	487	(328)	607	541	1,194
Interest and other expense, net	(1,796)	(1,295)	(1,723)	(1,272)	(1,786)
Net loss	(3,044)	(33,667)	(11,908)	(29,784)	(4,447)
Net loss per common share -
Basic and diluted	$(0.08)	$(0.86)	$ (0.34)	$ (0.93)	$ (0.14)
Weighted average number of common shares outstanding -
Basic and diluted	39,564	39,352	34,824	32,084	32,058

	As of December 31,
	2002	2001	2000	1999	1998
Balance Sheet Data:
Cash and cash equivalents	$ 2,217	$ 4,342	$15,332	$ 5,453	$ 1,585
Working capital	2,539	4,366	31,019	17,761	30,036
Total assets	27,987	33,899	65,828	58,381	83,116
Long-term obligations	14,465	16,027	18,602	21,622	17,315
Shareholders' (deficit) equity	(2,363)	313	32,961	22,512	49,770

SELECTED QUARTERLY DATA

(Dollars in thousands except per share amounts)

				Per Share of Common Stock(1)
	Net Sales	Gross Profit	Net Loss	Basic	Diluted
2002
First Quarter	$10,068	$ 5,538	$ (820)	$ (0.02)	$ (0.02)
Second Quarter	10,297	5,269	(987)	(0.02)	(0.02)
Third Quarter	10,601	5,440	(907)	(0.02)	(0.02)
Fourth Quarter	10,413	5,155	(330)	(0.01)	(0.01)
	$41,379	$21,402	$(3,044)	$ (0.08)	$ (0.08)

2001
First Quarter	$10,685	$ 4,708	$ (7,306)	$ (0.19)	$ (0.19)
Second Quarter	13,226	4,928	(13,525)	(0.34)	(0.34)
Third Quarter	11,341	1,380	(10,057)	(0.25)	(0.25)
Fourth Quarter	10,930	3,995	(2,779)	(0.07)	(0.07)
	$46,182	$15,011	$(33,667)	$ (0.86)	$ (0.86)

(1) The loss per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters does not equal the full-year amount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, revenue recognition, investments, intangible assets, income taxes, financing, operations, warranty obligations, restructuring costs, retirement benefits, forecasts of 2003 results, contingency plans, cash requirements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors. These include, but are not limited to, pricing pressures, customer requirements, supply issues, manufacturing performance, product development and general market conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, affect its more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and/or the deferral of revenue may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

We write-down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based upon assumptions about future demand and market conditions. Technology changes and market conditions may render some of our products obsolete and additional inventory write-downs may be required. If actual, future demand or market conditions are less favorable than those projected by management, additional inventory write-downs may be required. We hold interests in companies having operations or technology in areas within or adjacent to our strategic focus, one of which is publicly traded whose share prices are highly volatile and one of which is privately held whose value is difficult to determine. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future. We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized. Additionally, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period this determination was made.

Net sales includes revenue derived from sales of products and services. We recognize revenue when it is realized or realizable and earned, when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is reduced for estimated customer returns and other allowances.

Revenue from product sales is recognized when title has passed (usually at the time the product is shipped to the customer) and there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Cost of these obligations, if any, would be accrued when the corresponding revenue is recognized. Revenue from one-time charge licensed software is recognized at the inception of the license term.

Revenue associated with long term contracts is recognized using the percentage-of-completion method of accounting. In using this method, we record revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts or based upon the completion of certain tasks. Provisions for losses are recognized during the period in which the loss first becomes apparent.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from maintenance contracts is recognized ratably over the contractual period.

At times we enter into transactions that include multiple element arrangements, which may include any combination of hardware, services or software. When some elements are delivered prior to others in an arrangement, revenue is deferred until the delivery of the last element unless there is all of the following:

  Vendor-specified objective evidence of fair value of the undelivered elements.

  The functionality of the delivered elements is not dependent on the undelivered elements.

  Delivery of the delivered element represents the culmination of the earnings process.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Net Sales. Consolidated revenues for the year ended December 31, 2002 were $41.4 million, a decrease of $4.8 million, or 10%, from the $46.2 million reported for the year ended December 31, 2001. Consolidated revenues in the year ended December 31, 2001 included $0.22 million from the Streaming Services division that was discontinued in the second quarter of 2001.

Revenues in the Graphics division increased to $21.1 million in 2002 as compared to $18.9 million for 2001. This increase is primarily due to greater customer acceptance in the US and European marketplaces of our Windows NT-based Duet and Aprisa Clip/Stillstore products, as these have replaced the legacy iNFiNiT! products over the past two years. Revenues associated with these products grew by 41% in 2002 as compared to 2001 and offset the decline of $2 million in revenues of iNFiNiT! family products. The newer Duet and Aprisa products provide similar functionality but improved performance as compared to the legacy iNFiNiT! family of products that they are replacing. The average selling prices of the newer Duet and Aprisa products are approximately 60% of the average selling prices of the older iNFiNiT! family of products. This, coupled with a market that is growing, but not appreciably, and a difficult economic environment in 2002 and 2001 in the U.S., which is the primary market for Graphics division products, has put pressure on Graphics division sales. While it is difficult to forecast what the future impact on sales will be, the newer Duet and Aprisa products appear to be gaining increased recognition in the broadcast market.

Revenues from the Signal Distribution and Automation division decreased to $20.3 million in 2002 as compared to $27.1 million for 2001. This decrease is primarily attributable to lower customer spending for technology in the U.K. and the rest of Europe, which is this division's major market. In 2002, as in recent years, the number of large infrastructure projects orders that we have received has declined as customers delay expenditures for capital equipment. While there is a sense that this atmosphere is improving, the sales cycle is long. Automation products continue to provide a consistent source of revenue and we continued work on our non-cancelable order with Turner Broadcasting that we received in late 2001 and continues through 2003. Revenues recognized relative to this contract approximated $2.7 million in 2002 and $0.2 million in 2001. The balance of $0.3 million is expected to be recognized in 2003.

Gross Profit. Gross margins for the year ended December 31, 2002 and 2001, were 52% and 33%, respectively, inclusive of a $3.2 million write-down of inventory in 2001. Excluding the inventory write-down, the gross margin in 2001 was 39%.

During 2002, the Graphics division began to utilize semiconductor surface mount component technology more extensively than it had in the past. Production is outsourced to subcontract manufacturers and is accomplished through pick and place equipment rather than discrete electronic components assembled by hand on a printed circuit board. This technology is in constant and rapid change and would require large capital expenditures if we were to manufacture on our own with surface mount technology. In consequence, we began to rely on high volume contract manufacturers to produce inventory items rather than to manufacture in-house. As a result, effective January 1, 2002, we no longer allocated selling, general and administrative (SG&A) and research and development (R&D) costs related to manufacturing as these will be incurred by third party manufacturers. Throughout 2001, we allocated portions of R&D and SG&A costs of approximately $1 million to cost of sales and overhead applied to inventory, which had the effect of lowering gross margins in 2001 by approximately 3%.

Improvement in margins in 2002 were also attributable to lower fixed overhead costs, attributable to our cost reduction efforts implemented during 2001, manufacturing efficiencies relative to Aprisa products, and that in 2001 the iNFiNiT! products experienced lower margins due to greater discounting as they neared the end of their product life cycle and began to be replaced by the newer Duet and Aprisa products. The Signal Distribution and Automation division also provided increased margin contribution due to a greater concentration of sales of automation products which carry a higher gross margin.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased by $10 million, or 34%, to $19 million in 2002, compared to $29 million in 2001. SG&A expenses in the fourth quarter of 2001 were sharply reduced as part of a restructuring plan, which eliminated sales and marketing staff by 33% and reduced other operating costs. The effects of these actions were substantially realized in 2002. Included in 2001 were approximately $5 million in expenses related to our former streaming services business that was discontinued in the second quarter of 2001. We expect that SG&A will decline in 2003 as compared to 2002 due to further reductions in discretionary spending identified in 2002.

Research and Development Expenses. Research and development (R&D) costs decreased during 2002 compared to 2001 by $1.5 million or 27% to $4.1 million in 2002, compared to $5.6 million in 2001 primarily as a result of headcount reduction of 26% in late 2001. Beginning in 2001 and continuing in 2002, as we launched our new products and refocused on our core competencies, it became apparent that our expenditures on R&D could be reduced to a level commensurate with our projected product needs. R&D efforts were refocused on near term products rather than on longer term products for which no definable future product benefits were apparent. We expect that the level of R&D spending in 2003 will remain relatively constant.

Goodwill impairment, restructuring and unusual charges. During 2001, we experienced a slowdown in revenues in our graphics business. In addition, revenues in our streaming services business were significantly lower than anticipated and we virtually eliminated any additional investment in that business for the foreseeable future. Consequently, during the second quarter of 2001, we approved restructuring plans to realign our organization, reduce operating costs, and curtail any spending associated with the pursuit of streaming services. This restructuring involved the reduction of employee staff by approximately 40 positions and the closure of our New York and London offices and two satellite offices. As a result of these circumstances and events, we considered a variety of factors and determined that the carrying amount of the excess of purchase price over net tangible assets acquired and other long-lived assets associated with the streaming services business were in excess of their fair value. Impairment charges associated with the streaming services business were recorded for the write down of the excess of purchase price over net tangible assets acquired, leasehold improvements, software, computers and other equipment. As a result, we recorded restructuring and other unusual charges totaling $8.3 million in the second quarter of 2001.

In the third quarter of 2001, due to the continued decline in the financial results of Pro-Bel Limited and the slow down in the global economy, we evaluated our investment in Pro-Bel for impairment in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). In accordance with FAS 121, we assessed the recoverability of our investment in Pro-Bel by comparing the undiscounted future cash flows from forecasted results of operations with the carrying value of our investment. As a result of this analysis, we determined that the expected future cash flows would be insufficient to recover the carrying value of our investment and determined the asset was impaired. Accordingly, we recognized a goodwill impairment charge of $3.6 million during the third quarter of 2001. We calculated the goodwill impairment by comparing the carrying value of our investment with the present value of our estimated future cash flows.

In the fourth quarter of 2001, we implemented a restructuring plan to size our cost structure in line with anticipated revenues. Pursuant to the plan, we implemented staff reductions of 66 individuals for an overall cost of $0.6 million.

Remaining cash outlays related to these 2001 events of $0.23 million relating to the second quarter and $0.14 million for the fourth quarter restructurings as of December 31, 2001 were paid in full during 2002.

Budgeted costs for 2002 were established at lower levels than in prior years. The combination of annualized reductions in personnel (including contract personnel) and overhead budgets was planned to reduce operating costs by approximately $11.0 million. The combined savings in 2002 SG&A and R&D expenses were $11.5 million as compared to 2001.

Interest income and expense. Overall interest expense increased in the year ended December 31, 2002 by $0.7 million to $2.2 million. This increase results from the additional costs associated with the issuance of senior notes as well as higher interest rates resulting from the restructuring of our convertible debentures and issuance of warrants in December 2001. Additionally, amortization of debt issue and warrant costs increased interest expense. Interest income declined by $0.2 million in the year ended December 31, 2002 due to lower cash balances available for investment purposes.

Other income and expense, net. The components of other income and expense are as follows (in thousands):

	2002	2001

(Gain) loss on sale of property/investments	$ (487)	$ 328
Foreign exchange transaction (gain) loss	(423)	50
Other	13	(24)
Other (income) expense, net	$ (897)	$ 354

In 2002, we sold a vacant parcel of land in the U.K. for net proceeds of $0.6 million that resulted in a gain of $0.5 million. During 2001, we realized a loss of $0.3 million on the sale of approximately 60% of our marketable securities of vizrt Ltd.

Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

Net Sales. Net sales for 2001 were $46.2 million, a decrease of $10.1 million, or 17.9%, from the $56.3 million reported in 2000. Net sales during the years ended December 31, 2001 and 2000 consisted of $18.9 million and $26.9 million, respectively, from the Graphics division and $27.1 million and $29.4 million, respectively, from the Signal Distribution and Automation division. In addition, in 2001 we generated $0.2 million in direct interactive/streaming revenues, compared to nominal revenues in 2000. Formally launched in November 2000, the Streaming Services division was closed down in the second quarter of 2001.

The Graphics division was completing a transition in 2001. The legacy iNFiNiT! products were being successfully replaced by the lower priced Windows NT-based Duet and Aprisa Clip/Stillstore products. Duet sales in 2001 increased 60% over 2000. Our Clip/Stillstore product, Aprisa, declined in 2001 by 8% compared with 2000 revenues.

In 2001 sales in the Signal Distribution and Automation division were lower than in 2000 because there were no large infrastructure projects being awarded to it. In addition, a transition from one generation of modular products to the next contributed to customer uncertainty and slower sales. However, we believe our engineering and development efforts in automation products began to improve late in 2001 and in the fourth quarter of 2001 we received a large order from Turner Broadcasting extending through 2003. The order, totaling approximately $3.2 million, resulted in revenue for 2001 of approximately $0.2 million, with the balance expected to be recognized during 2002 and 2003.

The impact of the recession of 2001 on our net sales cannot be quantified. A U.S. recession combined with an economic slowdown in Europe (our principal markets) translated to customers canceling or deferring projects, which resulted in our receipt of fewer orders and continued lower sales levels.

Gross Profit. Gross margins for the year ended December 31, 2001 and 2000, were 33% and 46%, respectively, inclusive of a $3.2 million write-down of inventory in 2001. This write-down of inventory resulted from older, obsolete analog product line materials and other excess inventory, materials in inventory related to signal distribution products that were discontinued, and obsolete demonstration equipment at customer locations. The effect of the $3.2 million write-down of inventory in the third quarter of 2001 was to decrease gross margin for the full year 2001 to 33% from what would otherwise have been 39%. This write-down of inventory was unrelated to the restructurings that took place in the second and fourth quarters of 2001. Margins in the Graphics division deteriorated significantly because of changing product mix and the discounting of selected products. Sales in the Graphics division started a transition in 2000 away from the legacy iNFiNiT! products and towards the newer Duet and Aprisa products and this trend accelerated during 2001. During 2000, the iNFiNiT! products carried a higher average selling price and higher gross margins than the newer Duet and Aprisa products. During the latter part of 2001, the Graphics division increased the sales discounts offered on single unit sales of the iNFiNiT! products as they neared the end of their product life cycle, which led to lower gross margins on iNFiNiT! products in 2001 than in 2000. During 2001, sales of the newer Duet and Aprisa products increased as a percentage of total Graphics division sales, and due to their lower average selling price, gross margins on these products were lower than on iNFiNiT! products. The net effect was a slight decline in gross margins for the Graphics division in 2001 as compared to 2000. The transition from iNFiNiT! products to Duet and Aprisa was essentially complete by the end of 2001, such that beyond 2001 we did not see gross margins adversely impacted by the change in product mix and discounting of the iNFiNiT! products as they were in 2001. Margins in the Signal Distribution and Automation division increased marginally in 2001 over 2000 primarily due to launching of new products. The relative proportion of margins in hardware and in software products remained essentially the same in 2001 compared to 2000.

Selling, General and Administrative Expenses. SG&A expenses decreased by $1.0 million, or 3%, to $28.9 million in 2001, compared to $29.9 million in 2000. SG&A expenses in the fourth quarter of 2001 were sharply reduced as part of a restructuring plan, which eliminated sales and marketing staff by 33% and reduced other operating costs.

Research and Development Expenses. R&D costs decreased during 2001 compared to 2000 by $1.2 million. Throughout 2001, as we launched our new products and refocused on our core competencies it became apparent that our expenditures on R&D could be reduced to a level commensurate with our projected product needs. Accordingly, we reduced our headcount by 26% in R&D in 2001.

Goodwill Impairment, Restructuring and other Unusual Charges. We recorded goodwill impairment, restructuring and other unusual charges totaling $12.5 million during the second, third and fourth quarters of 2001 as summarized in the table below (in thousands):

	Q2	Q3	Q4	Total

Goodwill impairment	$5,478	$3,595	$0	$9,073
Fixed assets	1,504	0	0	1,504
Severance	749	0	571	1,320
Lease commitments	523	0	0	523
Other	48	0	0	48
	$8,302	$3,595	$571	$12,468
Breakdown:
Non cash charges	$6,982	$3,595	$ 0	$10,577
Cash charges	1,320	0	571	1,891
Remaining cash outlays
at December 31, 2001	230	0	140	370

The second quarter of 2001 charge of $8.3 million was directly related to a restructuring involving the closing down of our Streaming Services division. Of this charge, $5.5 million related to the impairment of goodwill from our investment in Interocity, which was the core component of our Streaming Services division, as is explained in more detail below. A second charge of $3.6 million occurred in the third quarter and was directly related to an impairment of goodwill from our investment in our Pro-Bel division, as is explained further below. A third charge of $0.6 million occurred in the fourth quarter and was related to a company-wide restructuring plan effected to bring costs and expenses in line with forecasted revenues. Of the total 2001 charges of $12.5 million, $10.6 million were non-cash charges, consisting of the goodwill impairment and fixed assets write-offs, and the balance of $1.9 million were cash charges, consisting of severance payments, lease payments and other minor payments. The majority of the cash charges were paid out in 2001, with the balance paid out during 2002 as follows. The total remaining cash obligation at December 31, 2001 related to the second and fourth quarter restructurings equaled $0.37 million, consisting of $0.11 million in lease commitments, which amount was paid out of working capital in roughly equal monthly amounts over the related lease term through the fourth quarter of 2002, and $0.26 million in severance costs that were paid out of working capital during the severance period running through May 2002.

The leased offices in New York, NY, London, U.K., Slough, U.K., Atlanta, GA and Cupertino, CA, were closed and the related liabilities were accrued or written-off in the second quarter of 2001, as were operating leases for software and leased communication lines, in connection with the closure of the Streaming Services division. Subsequently, the leases related to closed offices were either subleased or expired. Charges incurred in connection with these leases were $0.5 million.

We paid severance to 40 employees, representing all of our Streaming Services division employees who were made redundant by the closure of this division. Virtually all types of positions were eliminated including managers, sales persons, consultants and support and administrative staff. Employee severance costs amounted to $0.7 million. Severance consisted of salary and benefits continuance for a period of time and was determined based on length of service or, in a few cases, as per the terms of employment agreements.

Concurrent with the closing down of our Streaming Services division in the second quarter of 2001, we evaluated our investment in Interocity Development Corporation, the core component of that division, in accordance with FAS 121. We assessed the recoverability of our investment in Interocity by comparing the undiscounted future cash flows from forecasted results of operations and its potential disposition with the carrying amount of our investment. As a result of this analysis, we determined that the expected future cash flows would be insufficient to recover the carrying value of our investment and determined the asset was impaired. Accordingly, we determined that the entire net asset of $5.5 million was non-recoverable and recognized a goodwill impairment charge of $5.5 million during the second quarter of 2001.

In creating the Streaming Services division, we invested in computer equipment, servers and furniture. When the division was closed, those total fixed assets that could not be used elsewhere in the Company, or sold, were written-off in the second quarter in the amount of their depreciated carrying value of $1.5 million.

In the third quarter of 2001, due to continued poor results of our Pro-Bel division, we assessed the recoverability of our investment in Pro-Bel in accordance with FAS 121 by comparing the undiscounted future cash flows from forecasted results of operations with the carrying value of our investment. As a result of this analysis, we determined that the expected future cash flows would be insufficient to recover the carrying value of our investment and determined the asset was impaired. Accordingly, we recognized a goodwill impairment charge of $3.6 million during the third quarter of 2001. The amount of the goodwill impairment was calculated by comparing the carrying value of our investment with the present value of our estimated future cash flows.

In the fourth quarter of 2001, we implemented a company-wide restructuring plan. Severance associated with the elimination/termination of 66 employees in implementing the restructuring plan was $0.57 million. Positions were eliminated in virtually all functions of the Company including marketing, manufacturing and testing, customer support, service and training, finance, support and administration and research and development. Severance consisting of salary and benefits continuance for a period of time was determined based on length of service or, in some cases, as per the terms of employment agreements. Cash outlays related to severance of $0.43 million were made during the fourth quarter of 2001 and approximately $0.14 million was paid out during the first and second quarters of 2002 and was accrued for as of December 31, 2001.

Interest Income and Expense. Interest expense, decreased by $0.6 million to $1.5 million during 2001 from $2.1 million in 2000 due primarily to lower average balances on borrowings under our credit facilities with our lenders. Interest income decreased by $0.6 million to $0.2 million from $0.8 million due to lower cash balances available for investment.

Other Income and Expense, Net. The components of other income and expense are as follows (in thousands):

	2001	2000

(Gain) loss on sale of property/investments	$ 328	$ (607)
Foreign exchange transaction loss	50	327
Other	(24)	31
Other (income) expense, net	$ 354	$ (249)

During 2001, we recorded a loss of $0.3 million on the sale of approximately 60 percent of our marketable securities in vizrt Ltd. In comparison, in 2000 we realized a gain of $0.6 million on our sale of approximately 23% of our investment in vizrt Ltd. Fluctuations are a function of market share price of this publicly-traded company.

Provision/Benefit for Income Taxes. We did not record a tax benefit in 2001 relative to our operating loss. In the second quarter of 1999 we established a full valuation allowance against our U.S. deferred tax assets to recognize the uncertainty surrounding our recoverability, and have continued to record a full valuation allowance against U.S. net deferred tax assets. Until we have significant U.S. taxable income, no additional benefit will be realized. Our net operating losses are subject to annual limitations under U.S. income tax rules as a result of the changes in control of our Company.

Liquidity and Capital Resources

During 2002 net cash of $0.5 million was provided by operations as compared to a use of cash of $7.3 million in 2001. The generation of cash from operations results primarily from the realization of the net loss of $3 million and net changes in operating assets and liabilities of $0.1 million, reduced by non-cash expenses totaling $3.6 million. The utilization of cash from operations of $7.3 million during 2001 results primarily from the realization of the net loss offset by non-cash goodwill impairment, restructuring and unusual charges and depreciation and amortization, and decreases in accounts receivable and inventory balances.

In the fourth quarter of 2002 we sold a vacant parcel of land in the U.K. for net proceeds of $0.6 million. We also reduced the level of cash outlay related to capital expenditures to $0.1 million in 2002 compared to $0.5 million in 2001. During 2001, we used $5 million in cash in connection with our purchase of Interocity.

In December 2001, we raised $2.2 million in connection with a private placement of 12% Senior Subordinated Convertible Notes. We also increased our bank borrowings by $2.5 million through issuance of term loans. We utilized the net proceeds of these transactions, of approximately $4.7 million, to fund severance costs of $0.6 million associated with the cost reductions made in the fourth quarter 2001 and to fund our working capital needs.

During 2002 we used $3.1 million to satisfy financing obligations for term loans, a mortgage and capital leases, and reduced the amounts outstanding on our revolving line of credit and overdraft facilities. At December 31, 2002, we had cash on hand of $2.2 million and working capital of $2.5 million. The availability under the U.S. revolving line of credit was $1.3 million and under the U.K. overdraft facility was $0.2 million (collectively the "revolving lines of credit") at December 31, 2002.

We have financial obligations comprised of senior bank term debt and revolving lines of credit, leases, a mortgage, senior subordinated notes and Series A and Series B convertible debentures. Repayments for these obligations are summarized below:

	December 31 ($000 )
Obligation Repayments	2003	2004	2005	2006	2007	2008 On

Revolving lines of credit	$3,658	$ 0	$ 0	$ 0	$ 0	$ 0
Term loan	1,350	0	0	0	0	0
Capital leases	92	87	41	0	0	0
Operating leases (inc. real estate)	1,120	848	609	551	544	4,754
Danehill, UK, building mortgage	133	133	133	133	133	554
Senior Subordinated Notes(1)	2,785	0	0	0	0	0
Series A and B Debentures(1)	0	12,188	0	0	0	0
Total	$9,138	$13,256	$783	$684	$677	$5,308

(1) Includes 2003 and 2004 interest paid in kind.

We provide signal distribution and graphics products to the broadcast industry for use in digital television. Currently, our customers are facing capital budget constraints because of a slowdown in the U.S. and European economies, and there are few signs of growth in our traditional markets. In addition, we have sustained losses from operations in each of the seven years ended December 31, 2002.

During 2001 we implemented two restructuring plans to reduce staff and curtail certain operating and discretionary expenses as previously discussed in the section titled "Year ended December 31, 2001 compared to December 31, 2000." We planned that these actions would reduce operating costs by $11 million. The combined savings in 2002 SG&A and R&D expenses were $11.5 million as compared to 2001.

We continue to approach 2003 with caution, adopting a modest outlook for growth, and sizing the business accordingly. We do not currently intend to effect another restructuring as we did in 2001 unless a leveling off of 2003 sales to 2002 levels, or a downturn in sales, necessitates it. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2003 forecasted revenues we believe we have the ability to (i) reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan and (ii) refinance or sell (outright sale or sale-leaseback) our Pro-Bel division headquarters building in the U.K., so that we will have sufficient cash resources through December 31, 2003. However, there can be no assurance that we will be able to adjust our costs or refinance or sell our U.K. building in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments from our U.S. bank should defaults occur.

In preparing contingency plans for a lower level of 2003 sales than we are currently forecasting, we have re-examined our cost structure, and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, trade shows, advertising, professional fees, equipment, and bonuses, among other items. This plan would affect both the Graphics and the Signal Distribution and Automation segments of our business. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

Our borrowing facility with our U.S. bank requires that for 2003, we achieve certain quarterly financial covenants with respect to our U.S. operations: a designated minimum EBITDA; maintain in a pledged account at our U.S. bank a minimum cash balance of $1 million at all times; achieve a set fixed charge ratio, and upon repayment on December 31, 2003 of the senior subordinated convertible notes plus accrued interest, maintain a minimum undrawn availability of $0.25 million at all times under our revolving line of credit. While we met the financial covenants for all quarters of 2002, our operating results in the past, including 2001 and 2000, have caused us to violate the minimum EBITDA financial covenants in place at the time for which we either obtained waivers or amended our bank agreements. We cannot be certain we will achieve our covenants in 2003, although we believe that unless quarterly EBITDA for the U.S. business falls short of plan by more than 15% in any quarter, we will likely achieve the covenants. There is no assurance we will not be in violation of bank covenants in the future because of fluctuations or deterioration in our operating results. At that point there is no assurance we will be able to obtain waivers or amend our bank agreements. If not, we would be in violation of our restrictive bank financial covenants and the bank would have the right to demand full payment of all amounts owed them. We would then be required to settle the outstanding obligation. At December 31, 2002, we owed the U.S. bank $3.7 million, consisting of $2.3 million under our revolving credit line and $1.4 million under our outstanding term loan. Based on our agreed repayment schedule with the U.S. bank, we are scheduled to repay the term loan in varying monthly amounts until paid in full in September 2003.

Our expectation is that we would not have the financial resources to meet the bank obligation in a single payment. We would, therefore, expect to agree to a payment plan to pay off the outstanding bank balances over a specific period of time. We cannot provide any assurance that the bank would accept any plan. Furthermore, we cannot provide any assurance that the sources of capital to pay off the bank would materialize in a timely manner and to the extent we had planned for.

In specific terms, the contemplated sources of capital to meet our bank obligation are listed below:

  Make additional reductions in staff and discretionary expenses as per our contingent restructuring plan to save $1.1 million in cash outlays assuming implementation in April 2003. Such savings would be reduced by approximately $0.15 million for each month of delay from April to December 2003. A further restructuring may not be possible without impairing the business.

  Refinance of our Pro-Bel office building in Reading, U.K.: Refinance of the existing mortgage could generate proceeds of up to $1 million. However, there can be no assurance we will be able to refinance our building and if we do, that we will be able to generate the desired proceeds.

  Sale or sale-leaseback of our Pro-Bel office building in Reading, U.K.: Net of and assuming no refinance of the existing mortgage, a sale or sale-leaseback could generate proceeds of between $2.0 million to $2.6 million. However, there can be no assurance we will be able to sell or leaseback our building for these amounts.

  Cash on the balance sheet: There may be no cash on the balance sheet at the time of covenant violation.

  Third party financial support: Sufficient additional financial support from third parties, which may include directors and principal shareholders, may not materialize as it has in the past.

While our 2003 plan, if executed, envisions that we will have sufficient cash to meet our 2003 debt obligations and operate the business beyond December 31, 2003, there can be no assurances we will be able to achieve our plan.

We are currently exploring opportunities with third parties regarding potential benefits that might result from a sale of part of our business. These discussions are preliminary and there can be no assurance or determination of the outcome of such discussions.

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation, we have experienced increased costs of materials, supplies, salaries and benefits and increased general and administrative expenses. We attempt to pass on increased costs and expenses by developing more useful and cost-effective products for our customers that can be sold at more favorable profit margins.

Industry Transition to Digital Standards

Conversion to a digital standard in the U.S., and similar standards internationally, will produce an opportunity to appropriately positioned companies involved in the broadcast industry and related business; however, this change has caused uncertainty, hesitation and indecision for broadcasters and other customers in their decisions on capital spending. The delay in capital spending by broadcasters has affected the level of our sales. The method and timing of broadcasters' conversion to digital television is very important to our future operating results.

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to at the date an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 as of January 1, 2003, for any exit or disposal activities executed after that date.

In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis and will be adopted by us as of January 1, 2003, for any guarantees issued or modified after that date. There are no significant guarantees as of December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. An amendment of FASB Statement No. 123." The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

Our Common Stock in 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make a matching contribution in the form of our common stock equal to one-fifth of up to the first 10% of the compensation contributed by a participant. Prior to January 1, 2003, our Company match was in cash which was used to purchase our stock, whereas since January 1, 2003, we issue new, previously unissued shares. A participant in the plan has 19 investment choices, one of which is our common stock.

Transactions with Related Parties

In December 2001, we issued 12% Senior Subordinated Convertible Notes in the aggregate principal amount of $2.21 million. The price and other terms of our senior subordinated notes were determined through negotiations between us and our placement agent, Nash Fitzwilliams Ltd., and the major purchaser of the Senior Subordinated Notes, Posaune, Ltd., who is not a related party and who acquired $500,000 principal amount, with our board of directors representing us. Certain directors, officers and beneficial owners of 5% or more of our common stock ("5% Shareholders") acquired $875,000 principal amount, or approximately 40% of the senior subordinated notes, at face value as follows:

  London Merchant Securities plc, a 5% Shareholder, through its affiliate, acquired $250,000 principal amount,

  Christopher Kelly, a director and 5% Shareholder, acquired $450,000 principal amount,

  Alan J. Hirschfield, a former director, through an affiliate, acquired $100,000 principal amount,

  Eugene Weber, a director, through an affiliate, acquired $15,000 principal amount,

  The wife of Roger Henderson, President and CEO until February 2003, and a director, acquired $20,000 principal amount,

  Graham Pitman, Senior Vice President and Managing Director of Pro-Bel Division, acquired $20,000 principal amount, and

  James Paul, Executive Vice President and President of Graphics division, acquired $20,000 principal amount.

We used the proceeds of the offering for general business purposes. We were required to file a registration statement relating to the shares of common stock underlying the senior subordinated notes with the SEC. We did so in the second quarter of 2002 and submitted an amendment in the fourth quarter of 2002. The registration statement requires further amendment and will be re-filed. On February 28, 2002, our note holders consented, and our board of directors agreed to allow us to amend our senior subordinated notes. The notes were amended to require that we will only pay interest on the senior subordinated notes by increasing the amount of principal owed thereunder. If we were to decide to pay interest on the notes in cash, we would be required to obtain the consent of the note holders at that time to amend the notes.

On September 7, 1999, we completed a private placement of approximately $6.5 million aggregate principal amount of 8% Series B Subordinated Convertible Debentures, due December 31, 2003. The price and other terms of the Series B debentures were determined through negotiations between an independent committee of our board of directors and our placement agent at the time and Weiss, Peck & Greer, one of the lead investors in the Series B debentures. Certain directors, officers and 5% shareholders acquired $5,352,000 principal amount, or approximately 83% of the Series B debentures, at face value as follows:

  Christopher Kelly, a director and 5% Shareholder, acquired $2,350,000 principal amount, and received warrants for 268,571 shares,

  Weiss Peck & Greer, a 5% Shareholder, acquired through its affiliates $1,960,000 principal amount, and received warrants for 224,000 shares,

  London Merchant Securities plc, a 5% Shareholder, through its affiliates, acquired $760,000 principal amount, and received warrants for 86,857 shares,

  Alan J. Hirschfield, a former director, through an affiliate, acquired $200,000 principal amount, and received warrants for 22,857 shares,

  Charles Diker, a director, acquired $80,000 principal amount, and received warrants for 9,143 shares, and,

  Eugene Weber, a director, through an affiliate, acquired $2,000 principal amount and received warrants for 229 shares.

On January 22, 1999, we completed a private placement of approximately $1.3 million aggregate principal amount of 8% Series A Subordinated Convertible Debentures, due December 31, 2003. The price and other terms of the Series A debentures were determined through negotiations between an independent committee of the board of directors with our placement agent at the time and Weiss, Peck & Greer, the lead investor in the Series A debentures. Certain directors, officers and 5% Shareholders acquired $1,242,000 principal amount, or approximately 96% of the Series A debentures, as follows:

  Weiss Peck & Greer, a 5% Shareholder, acquired through its affiliates $790,000 principal amount, and received warrants for 90,286 shares,

  London Merchant Securities plc, a 5% Shareholder, through its affiliates, acquired $273,000 principal amount, and received warrants for 31,200 shares,

  Children and affiliates of Alan J. Hirschfield, a former director, acquired $90,000 principal amount, and received warrants for 10,285 shares,

  Charles Diker, a director, acquired $39,000 principal amount, and received warrants for 4,457 shares,

  Edward Grebow, then our President and CEO, acquired $30,000 principal amount, and received warrants for 3,428 shares, and

  Eugene Weber, a director, through an affiliate, acquired $20,000 principal amount and received warrants for 2,286 shares.

The proceeds of the offerings of the Series A debentures and the Series B debentures were used for general business purposes. We are obligated to maintain the effectiveness of a registration statement relating to the shares of common stock underlying the Series A debentures for a period of at least two years from the initial effective date and underlying the Series B debentures until such time as all of these shares have been sold. On May 19, 2000 we filed a registration statement on Form S-3, Registration Number 333-37408, with the SEC, relating to such shares (the "2000 Registration Statement"). Upon the filing of our Annual Report on Form 10-K with the SEC on April 1, 2002, holders were no longer permitted to sell these shares under the 2000 Registration Statement because we are no longer eligible to use Form S-3 registration statements, because our common stock is no longer listed on the New York Stock Exchange. This registration statement covers such shares that to our knowledge were not previously sold.

On December 17, 2001, the terms of the Series A and Series B debentures were amended to:

  extend the maturity date of the Series A and B debentures from December 31, 2003 to December 31, 2004,

  increase the interest rate from 8% to 12%, and

  provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option.

The terms of the amendment were determined through negotiations between an independent committee of the board of directors and Weiss, Peck & Greer, a 5% Shareholder and significant investor in the Series A and Series B debentures. In connection with the amendment to the Series A and Series B debentures, we issued warrants to holders of the amended Series A and Series B debentures to purchase an aggregate of 861,027 shares of our common stock at an exercise price equal to $0.35 per share. These warrants were recorded in early 2002. Holders received 114.29 warrants for each $1,000 principal value of debentures held. The warrants were vested immediately and are exercisable through December 31, 2004. The shares of common stock underlying these warrants are also being registered hereunder. On February 28, 2002, our debenture holders consented, and our board of directors agreed, to allow us to amend our debentures. The debentures were amended to require that we will only pay interest on the debentures by increasing the amount of principal owed thereunder. If we were to decide to pay interest on the debentures in cash, we would be required to obtain the consent of the debenture holders at that time to amend the debentures.

During fiscal year 2002 and part of 2001, Mr. Michael Wellesley-Wesley, a member of our board of directors, was paid a $15,000 monthly consulting fee, and was assigned a company automobile, for services in exploring strategic alternatives for the Company and providing services as Chairman of the Executive Committee and as a member of the Office of the Chairman. During the year ended December 31, 2002 and 2001 the cost of these services approximated $0.2 million and $0.09 million, respectively. In February 2003, Mr. Wellesley-Wesley became the President and Chief Executive Officer of the Company and the monthly payments ceased. The balance owed for services was $0.01 million and $0.03 million at December 31, 2002 and 2001, respectively.

In November 2000, we purchased 20% of Video Technics, a supplier of certain hardware and software products. In connection with this investment, we have an exclusive arrangement to sell/license these products. For a time in 2001 and for years prior, we purchased both hardware and software from Video Technics. Currently, only software is purchased since we are manufacturing all hardware. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $1.0 million, $1.3 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively.

Presently, we are the only major customer of Video Technics whose financial well being is dependent on our success with the Aprisa line. Being a privately-held and small company, there is no assurance that Video Technics will not face financial problems, thus being unable to meet its supply obligations and endangering the Aprisa product line for several months. Sales of Aprisa products represented 10%, 18% and 13% of Graphics division sales in 2002, 2001 and 2000, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the years ended December 31, 2002, 2001 and 2000, sales to foreign customers were 43%, 57% and 42% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars. The net impact of foreign exchange transactions was a gain of $0.4 million, a loss of $0.05 million and a loss of $0.3 million for the years ended December 31, 2002, 2001 and 2000, respectively. We record translation gain or loss as a separate component of other comprehensive loss.

Additionally, we are exposed to interest rate risk with respect to certain of our short-term and long-term debt that carries a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate and LIBOR. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Factors Affecting Future Results

We cannot assure you that we will reach profitability because we have a history of losses.

We incurred significant losses from 1997 through 2002. Our accumulated deficit as of December 31, 2002 was $73.6 million. We cannot assure you that we will achieve profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects. If we continue to generate losses and do not generate sufficient cash, we will not have cash to maintain operations at current levels. In addition, we may need additional financing to sustain our operations in the future. There can be no assurance that additional financing will be available or if available that it will be on terms acceptable to us.

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

Factors that relate to our internal operations and could cause our operating results to fluctuate include:

  the need for continual, rapid new product introductions,

  changes in our product mix,

  our inability to adjust our fixed costs in the face of any declines in sales,

  successful execution of our strategy to develop and market products for the TV broadcasting markets, namely, character generators, routing equipment, routing switchers, routing peripherals, master control, automation, signal processing, network management, video clip and stillstore, and media management the quality and market acceptance of new products, and

  the timing and nature of selling and marketing expenses (such as trade shows and other promotions).

Factors that depend upon our suppliers and customers and could cause our operating results to fluctuate include:

  the timing of significant product orders, order cancellations and reschedulings,

  the lengthy sales cycle associated with our switching and routing systems and certain other products,

  the availability of production capacity and fluctuations in the manufacturing yields at the facilities to which we subcontract our critical components,

  the cost of raw materials and manufacturing services from our suppliers, and the financial stability of our suppliers and customers.

Factors that are industry risks and could cause our operating results to fluctuate include:

  intense competitive pricing pressures due to increased competition,

  introductions of or enhancements to our competitors' products,

  the cyclical nature of the industry, and

  economic conditions affecting the customers and us.

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

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market new products, including Duet products that replaced our existing iNFiNiT!, Max and Maxine product lines. To date, we have been selling our Duet products in increasing quantities, and we must continue to increase our sales or our business will suffer. If any of the following occur, our business will be materially harmed:

  We fail to complete and introduce new product designs in a timely manner,

  We are unable to have these new products manufactured according to design specifications,

  Our customers do not perceive value in our new products and demand deep discounts,

  Our sales force and independent distributors do not create adequate demand for our products, or

  Market demand for our new products does not develop as anticipated.

If we are unable to keep up with rapid change in our industry, our business will not grow.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Due to technological advancements and changes in industry standards, our products may become obsolete or the prices at which we can sell them may decline. Future technological advances in the television and video industries may result in the availability of new products or services that could compete with our products or reduce the price of our existing products or services. The availability of competing or less expensive products could cause our existing or potential customers to fulfill their needs better and more cost efficiently with products other than ours.

For example, customers are beginning to use personal computers to edit graphics. This is a task that traditionally would have been completed on our lower-end stand-alone machines. We may not be successful in enhancing our products or developing, manufacturing or marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render our products or technologies uncompetitive, unmarketable or obsolete. Announcements of currently planned or other new product offerings by either our competitors or us may cause customers to defer or fail to purchase our existing products or services.

In addition, errors or failures may be found in our products. Such errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position. This could result in an increase in the inventory of our products. If we do not develop, on a timely basis, new products, and enhancements to existing products or correct errors should they arise, or if such new products or enhancements do not achieve market acceptance, our business, financial condition and results of operations may suffer. Furthermore, the trend toward the use of open systems may cause price erosion in our products, create opportunities for new competitors, allow existing competitors enhanced opportunities and limit the sale of our proprietary systems. Customers may also have unique product requirements such as support of foreign languages, which may be difficult and expensive for us to support and may have limited acceptability.

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts.

To establish market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We experience a long delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We record as expenses the costs related to the development of new products as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be material and adversely affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in designing a product, our business could be materially harmed. Our customers often evaluate certain of our products for six to twelve months or more before designing them into their systems, and they may not commence volume shipments for up to an additional six to twelve months, if at all. During this lengthy sales cycle, our potential customers may also cancel or change their product plans. Even when customers integrate one or more of our products into their systems, they may ultimately discontinue the shipment of their systems that incorporate our products. System integrators whose products achieve customer acceptance may choose to replace our products with other products giving them higher margins or better performance.

If the digital video market does not grow, we will be unable to increase our revenues.

Our future growth and success in our existing business lines will depend to a significant degree on the rate at which broadcasters and cable operators convert to digital video systems and the rate at which digital video technology expands to additional market segments. Television broadcasters and cable television operators have historically relied on and utilized traditional analog technology for video management, storage and distribution. Digital video technology is still a relatively new technology and the move from traditional analog technology to digital video technology requires a significant initial expense for television broadcasters and cable television operators. Accordingly, the use of digital video technology may not expand among television broadcasters and cable television operators or into additional markets. If television broadcasters and cable television operators do not accept and implement digital video technology, or if the October 1996 ruling of the FCC mandating these changes is repealed or amended, we may not be able to grow our existing business lines and our financial condition will suffer.

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

We have limited experience in designing and developing products that support industry standards. If systems manufacturers move away from the use of industry standards that we support with our products and adopt alternative standards, we may be unable to design and develop new products that conform to these new standards. The expertise required is unique to each industry standard, and we would have to either hire individuals with the required expertise or acquire this expertise through a licensing arrangement or by other means. The demand for individuals with the necessary expertise to develop a product relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire this expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner, if at all.

We may not successfully develop strategic relationships that may be important to our business.

We believe the formation of strategic relationships will be important to our interactive television business. The inability to find strategic partners or the failure of any existing relationships to achieve meaningful positive results for us could harm our business. We will rely in part on strategic relationships to help us:

  Maximize adoption of our products through distribution arrangements,

  Enhance our brand,

  Expand the range of commercial activities based on our technology, and

  Increase the performance, functionality and utility of our products and services.

Many of these goals are beyond our traditional strengths. We anticipate that the efforts of our strategic partners will become more important as the use of interactive television matures. For example, we may become more reliant on strategic partners to provide multimedia content and build the necessary infrastructure for media delivery. We may not be successful in forming strategic relationships. In addition, the efforts of our strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before we realize any benefit.

We operate in a highly competitive environment and industry and we may lack resources needed to capture increased market share.

We may not be able to compete successfully against our current or future competitors. The markets for graphics imaging and editing, signal routing and media storage systems and products are highly competitive. These markets are characterized by constant technological change and evolving industry standards. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. In addition, certain vendors dominate certain product categories and market segments, on a region-by-region basis, in which we currently operate or may wish to operate in the future. As a result, our ability to compete and operate in these areas may be limited.

We anticipate increased competition from companies with which we currently compete and from companies that may enter our industry. We are currently aware of several major and a number of smaller competitors:

    In the graphics area, we believe our primary competitors are Pinnacle Systems Inc., Pixel Power, vizrt Ltd. and Inscriber Technology Corporation.

    In the signal management area, we believe our primary competitors are nVision, Leitch Incorporated, Miranda Technologies, Avid Technology, Inc., and Thomson Digital Media Solutions.

    In the control and automation area, we believe our primary competitors are Encoda, Harris Corporation, Sundance and Omnibus.

We believe that our ability to compete depends on factors both within and outside our control, including the success and timing of new product developments introduced by us and our competitors, product performance and price, market presence and customer support. We may not be able to compete successfully with respect to these factors. Maintaining any advantage that we may have, now or in the future, over our competitors will require our continuing investments in research and development, sales and marketing and customer service and support. In addition, as we enter new markets, we may encounter distribution channels, technical requirements and competitive factors that differ from those in the markets in which we currently operate. We may not be able to compete successfully in these new markets. In addition, increased competition in any of our current markets could result in price reductions, reduced margins or loss of market share, any of which could harm our business, financial condition and results of operations.

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

We depend upon one supplier for the software license of our Aprisa product.

Aprisa is our Graphics division's range of stillstores, clipstore and digital disk recorder (DDR) system products, including the SSX, 100, 200, 250, 300 and VCS. Our Aprisa DDR software permits our Aprisa DDRs to operate as network entities and provides many of the features available in the Aprisa product line. Our Aprisa product line has represented 10%, 18% and 13% of Graphics division revenues for the years ended December 31, 2002, 2001 and 2000, respectively. We purchase the software component of this product from Video Technics, a company where we have a 20% ownership interest. Video Technics is a small, privately held company whose financial success is dependent on the success of the Aprisa product line. There is no assurance that they will not face financial problems and not be able to meet its supply obligations. If this were to occur we could sustain a substantial reduction in revenues that could cause us to fall short of our financial covenants with our U.S. bank.

We depend on a limited number of suppliers of surface mount components.

We depend on a limited number of contract manufacturers to produce surface mount components for our products. Our principal suppliers may experience unanticipated events that could inhibit their ability to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new surface mount components or transferring existing design and specifications to a new third party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our components may increase if we are required to use a new third party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

If we fail to adequately forecast demand for our products, we may incur product shortages or excess product.

Our agreements with third-party manufacturers require us to provide forecasts of our anticipated manufacturing orders, and place binding manufacturing orders in advance of receiving purchase orders from our customers. This may result in product shortages or excess product inventory because it may not be practical to increase or decrease our rolling forecasts under such agreements. Obtaining additional supply in the face of product shortages may be costly or not possible, especially in the short term. Our failure to forecast adequately demand for our products would materially harm our business.

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

  Broadcasting infrastructure projects,

  Video/audio, graphics and imaging,

  Advertising,

  Corporate customers,

  Military and security systems.

Slower growth in any of the other markets in which our products are sold may also materially harm our business. Many of these markets are characterized by rapid technological change and intense competition. As a result, our products may face severe price competition, become obsolete over a short time period, or fail to gain market acceptance. In addition, customers may require replacements and upgrades of equipment rather than the purchase of new, more expensive products. Any of these occurrences would materially harm our business, financial condition and results of operations.

Our business will suffer if our systems fail or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure will harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain funding, users and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to viruses, break-ins, sabotage, acts of physical terrorism, intentional acts of vandalism, hacking, cyber-terrorism and similar misconduct. Our computer and communications infrastructure are located at Melville, NY and Reading, U.K. We do not have fully redundant systems or a formal disaster recovery plan, and we might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing customers or content providers and declines in stock values. If we suffer sustained or repeated interruptions, our products and services could be less attractive to our users and our business would be harmed.

In order to become profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products.

The legacy iNFiNiT!, MAX!> and MAXINE! products sold at prices that are a multiple of the current Duet line prices. With advances in technology and introduction of Windows-based operating systems, we have to strive continuously to provide more performance and characteristics in our products at lower prices. We may not be able to do so successfully in the future, thus negatively affecting our performance.

We depend upon third party dealers to market and sell our products and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

We employ independent, third-party dealers to market and sell a significant portion of our products. During 2002, 26% of our sales were made through our dealers and representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives that will be able to market, sell and support our products effectively.

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

Sales to customers located outside the United States accounted for 43%, 57% and 42% of our total sales in 2002, 2001 and 2000, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods and the trend of foreign customers accounting for an increasing portion of our total sales may continue. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

  Managing foreign dealers and foreign customers, which may be state corporations or government agencies,

  Staffing and managing foreign branch offices,

  Political and economic instability,

  Foreign currency exchange fluctuations,

  Changes in tax laws, tariffs, environmental directives, freight rates and governmental royalties,

  Timing and availability of export licenses,

  Changes in laws and policies governing operations of foreign-based companies,

  Inadequate protection of intellectual property rights in some countries, and

  Obtaining governmental approvals for certain products.

In 2002 we denominated sales of our products in foreign countries exclusively in U.S. dollars, British Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

We may be unable to accurately predict quarterly results which could adversely affect the trading price of our stock.

We build up our sales projections from information obtained by the sales force and our dealers. We recognize revenue from sales to our dealers only when these dealers make sales to customers. Furthermore, in certain large contracts, applicable to both the Graphics division and Pro-Bel division, there are acceptance and/or commissioning conditions. It is possible our products are delivered but are not paid for because acceptance and/or commissioning have not taken place to the satisfaction of the customer. We would not be able to recognize the revenue until the customer has accepted and/or commissioned the products.

Any deviation or inaccuracy in these above factors could affect our quarterly revenue and results of operations. As a result, on a quarterly basis, our stock price could materially fluctuate.

We may be unable to successfully grow our business if we fail to compete effectively with others to attract and retain key personnel.

We believe our future success will depend upon our ability to attract and retain engineers and other highly skilled personnel and sales people. Most of our employees are at-will and only a few are subject to employment contracts. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is high. We have in the past experienced difficulty in recruiting and retaining qualified sales and technical personnel necessary for the development of our business. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business. We are also highly dependent upon the efforts of our senior management. The loss of the services of one or more of these individuals may delay or prevent us from achieving our objectives.

We may not be able to protect our proprietary technology and may be sued for infringing on the rights of others.

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying innovations that are central to our existing and future products. Our success also depends, in part, upon our ability to operate without infringing the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as:

  trade secret laws,

  copyright law,

  trademark law,

  patent law,

  contractual provisions,

  confidentiality agreements, and

  certain technology and security measures.

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

The steps we have taken regarding our proprietary technology, however, may not be sufficient to deter misappropriation. For example, we have rights in trademarks, service marks and copyrights that are not registered. In addition, the laws of certain countries in which our products are or may be developed, manufactured, sold or otherwise distributed do not protect our products and intellectual rights to the extent of the laws of the U.S. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties. However, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods.

In the systems and software industries, companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. In the past we have been, and may from time to time continue to be, notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by third parties. Companies may pursue claims against us with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. In addition, litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third party claims of invalidity. Any litigation could result in substantial costs and diversion of resources.

Existing copyright, trademark, patent and trade secret laws afford only limited protection. Moreover, effective protection of copyrights, trade secrets, trademarks and other proprietary rights may be unavailable or limited in certain foreign countries and territories. Domestic and foreign laws, in combination with the steps we have taken to protect our proprietary rights may not be adequate to prevent misappropriation of our technology or other proprietary rights. Also, these protections do not preclude competitors from independently developing products with functionality or features similar or superior to our products and technologies or designing around the patents we own or the technology we create.

Litigation may be necessary to defend against claims of infringement, to enforce our proprietary rights, or to protect trade secrets and that could result in substantial cost, and a diversion of resources away from the day-to-day operation of our business.

Our future operating results may fluctuate or deteriorate and we would be in violation of restrictive bank covenants.

Our borrowing facility with our U.S. bank requires that for 2003, we achieve certain quarterly financial covenants with respect to our U.S. operations: a designated minimum EBITDA; maintain in a pledged account at our U.S. bank a minimum cash balance of $1 million at all times; achieve a set fixed charge ratio, and upon repayment on December 31, 2003 of the senior subordinated convertible notes plus accrued interest, maintain a minimum undrawn availability of $0.25 million at all times under our revolving line of credit. While we met the financial covenants for all quarters of 2002, our operating results in the past, including 2001 and 2000, have caused us to violate the minimum EBITDA financial covenants in place at the time for which we either obtained waivers or amended our bank agreements. We cannot be certain we will achieve our covenants in 2003, although we believe that unless quarterly EBITDA for the U.S. business falls short of plan by more than 15% in any quarter, we will likely achieve the covenants. There is no assurance we will not be in violation of bank covenants in the future because of fluctuations or deterioration in our operating results. At that point there is no assurance we will be able to obtain waivers or amend our bank agreements. If not, we would be in violation of our restrictive bank financial covenants and the bank would have the right to demand full payment of all amounts owed them. We would then be required to settle the outstanding obligation. At December 31, 2002, we owed the U.S. bank $3.7 million, consisting of $2.3 million under our revolving credit line and $1.4 million under our outstanding term loan. Based on our agreed repayment schedule with the U.S. bank, we are scheduled to repay the term loan in varying monthly amounts until paid in full in September 2003.

Our expectation is that we would not have the financial resources to meet the bank obligation in a single payment. We would, therefore, expect to agree to a payment plan to pay off the outstanding bank balances over a specific period of time. We cannot provide any assurance that the bank would accept any plan. Furthermore, we cannot provide any assurance that the sources of capital to pay off the bank would materialize in a timely manner and to the extent we had planned for.

In specific terms, the contemplated sources of capital to meet our bank obligation are listed below:

  Make additional reductions in staff and discretionary expenses as per our contingent restructuring plan to save $1.1 million in cash outlays assuming implementation in April 2003. Such savings would be reduced by approximately $0.15 million for each month of delay from April to December 2003. A further restructuring may not be possible without impairing the business.

  Refinance of our Pro-Bel office building in Reading, U.K.: Refinance of the existing mortgage could generate proceeds of up to $1 million. However, there can be no assurance we will be able to refinance our building and if we do, that we will be able to generate the desired proceeds.

  Sale or sale-leaseback of our Pro-Bel office building in Reading, U.K.: Net of and assuming no refinance of the existing mortgage, a sale or sale-leaseback could generate proceeds of between $2.0 million to $2.6 million. However, there can be no assurance we will be able to sell or leaseback our building for these amounts.

  Cash on the balance sheet: There may be no cash on the balance sheet at the time of covenant violation.

  Third party financial support: Sufficient additional financial support from third parties, which may include directors and principal shareholders, may not materialize as it has in the past.

While our 2003 plan, if executed, envisions that we will have sufficient cash to meet our 2003 debt obligations and operate the business beyond December 31, 2003, there can be no assurances we will be able to achieve our plan.

We are currently exploring opportunities with third parties regarding potential benefits that might result from a sale of part of our business. These discussions are preliminary and there can be no assurance or determination of the outcome of such discussions.

We may not be able to successfully implement our contingency plan upon a decline in revenues.

During 2001 we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. If sales decline we could be forced to further reduce staff and other costs and expenses, as contemplated in our contingency plan. Were this to occur, we may be unable to reduce personnel and other costs and expenses on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations. In addition, further reductions in personnel and costs and expenses may adversely affect our ability to generate revenues.

We are uncertain of our ability to obtain additional financing or refinance existing obligations for our future needs, and liquidity issues have and may continue to increase our cost of capital.

At December 31, 2002, we had cash and cash equivalents of $2.2 million and working capital of $2.5 million. We also had repayment obligations on revolving lines of credit, term debt, leases, a mortgage, senior subordinated convertible notes, and Series A and Series B convertible debentures of $9.1 million during 2003, $13.3 million during 2004, $0.8 million during 2005, $0.7 million during 2006, $0.7 million during 2007 and $5.3 million thereafter. We believe that cash on hand and net cash expected to be generated in the business will be sufficient to meet our needs for the next twelve months if we are able to achieve our planned results of operations. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products, respond to competitive pressures and satisfy our existing and any new obligations that may arise. Additional financing may not be available on terms favorable to us, or at all. While we significantly reduced our cash usage for operations during the latter part of 2001 and 2002, capital is critical to our business, and our ability to raise capital in the event that ongoing losses use our available cash would have a material adverse effect on our business.

Our need for cash in late 2001 in order to maintain liquidity necessitated that we borrow additional monies and modify the terms of existing obligations, which actions increased our cost of capital. Due to the level of our current and non-current debt in relation to cash, as well as our results of operations and cash flows, we expect our cost of capital to remain at relatively high levels. In December 2001, the holders of the existing Series A and Series B subordinated debentures agreed to an amendment of those debentures to change their maturity dates from December 31, 2003 to December 31, 2004. In return we were required to increase the interest rate payable on the debentures from 8% to 12% and issue 861,027 warrants to the holders thereof to permit them to purchase stock at a price of $0.35 per share at any time until the debentures mature. The effect of the amendment to the debentures and the related issuance of warrants is to increase interest expense by $0.41 million, $0.48 million and $1.38 million for years 2002, 2003 and 2004, respectively. The increased risk to note holders associated with our ability to repay the $2.2 million in Senior Notes issued December 2001 and maturing December 31, 2003, resulted in us having to agree to pay an annual percentage rate of 12% on that debt.

The TV broadcast industry has historically expected substantial marketing expenses.

In the past we have spent generously on marketing. We have attended major trade shows in the U.S. and Europe, which cost us a substantial amount of money. Our plan going forward is to participate in the principal trade shows and some of the minor shows. We plan to control these expenditures and be more frugal. We cannot provide any assurance we will remain frugal and judicious in expensing our marketing dollars, because of market demands. Furthermore, we cannot provide any assurance that selective spending of our marketing dollars will pay off in the areas in which we are expecting results.

We sell hardware and software service agreements to our customers that may become onerous because of product problems or the age of our products.

We generated approximately 6% of our 2002 revenues from hardware and software service agreements sold to our customers. The customary term of such agreements is one year. In order to maintain our customer relations, we may need to support customers' products beyond their useful life, which may require us to expend significant resources. It is possible that our products, current and prospective, will not provide sufficient customer satisfaction and require inordinate and expensive service support for each product category, beyond the level planned in the service agreements in place. That, by itself, would increase our expenses and make these service agreements unprofitable. In addition, customers who purchase service agreements and experience problems may be disinclined to renew their service agreements in subsequent years, hence affecting the revenues generated from service agreements.

Our warranties on products may prove insufficient and could cause us unexpected costs.

We warranty our products from 90 days to two years, depending on the type of product and industry practices. It is possible that our products, current and prospective, do not provide sufficient customer satisfaction and we may decide to extend our warranty for a particular product or product line. In addition, we may extend the warranty period in certain special situations to win a particular contract, hence extending our liability period.

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

The enactment by U.S. federal or state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could cause our customers to suffer, and thereby adversely affect our ability to continue to be profitable. Television operators are subject to extensive government regulation by the FCC and other U.S. federal and state regulatory agencies. These regulations could limit capital expenditures by television operators and if that happens our business, financial condition and results of operations may suffer.

The telecommunications and television industries are subject to extensive regulation in the United States and other countries. Our business is dependent upon the continued growth of these industries in the United States and internationally. Recent legislation has lowered the legal barriers to entry for companies into the United States' multi-channel television market, but telecommunications companies may not successfully enter this or related markets. Moreover, the growth of our business internationally is dependent in part on similar deregulation of the telecommunications industry abroad, which deregulation may not occur.

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders.

Our officers, directors and principal stockholders together control approximately 67% (as of February 28, 2003) of our issued and outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

We have not issued dividends on our common stock for over thirteen years and do not anticipate doing so in foreseeable future.

We have not paid cash dividends on our common stock since November 27, 1989 and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. The decision to pay dividends in the future will be at the discretion of our board of directors and is subject to certain restrictions under our loan agreements. The historical and prospective lack of issuing dividends may diminish the value of the common stock.

The price of our common stock may be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products introduced by us or our competitors and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2001 through February 28, 2003, the closing price of our common stock has ranged between $0.20 and $2.19. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock. In addition, our common stock is now traded on the OTC Bulletin Board. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2002, there were 18,794,000 potentially dilutive shares that would be issuable if all senior notes and debentures, including interest paid in kind, were converted and all outstanding warrants and common stock options were exercised. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

Various provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and in New York corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party which is opposed to by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares and thwart a takeover attempt,

  limiting who may call special meetings of our stockholders, and establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

It may be difficult to sell your shares and the value of your investment may be reduced because our common stock has experienced low trading volumes on the OTC Bulletin Board and currently lacks public market research analyst coverage.

Our common stock trades on the OTC Bulletin Board and it experiences lower trading volumes than many stocks listed on a national exchange, and therefore it may be difficult for an investor to sell the shares and to realize any return on an investment in our common stock. Because our common stock lacks public market research analyst coverage it is more difficult to obtain reliable information about its value or the extent of risks to which the investment is exposed. Even if a liquid market for the shares of our common stock exists in the future, there can be no assurance that the securities could be transferred at or above the price paid. The price of our common stock may fall against the investor's interests, and the investor may get back less than he or she invested.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:	Page

Report of Independent Auditors - PricewaterhouseCoopers LLP	51

Consolidated Balance Sheets at December 31, 2002 and 2001	52

Consolidated Statements of Operations for the Years Ended December 31, 2002,
2001 and 2000	53

Consolidated Statements of Cash Flows for the Years Ended December 31, 2002,
2001 and 2000	54

Consolidated Statements of Shareholders' (Deficit) Equity for the Years
Ended December 31, 2002, 2001 and 2000	55

Notes to the Consolidated Financial Statements	56

Financial Statement Schedule:

II - Valuation and Qualifying Accounts	88

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Shareholders of Chyron Corporation

In our opinion, the consolidated financial statements and the financial statement schedule listed in the index appearing under Items 15(a)(1) and (2) present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 2002 and 2001 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Melville, New York

March 21, 2003

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,
Assets	2002	2001
Current assets:
Cash and cash equivalents	$2,217	$4,342
Accounts receivable, net	6,827	8,029
Inventories, net	8,668	9,081
Marketable securities	76	39
Prepaid expenses and other current assets	636	434
Total current assets	18,424	21,925

Property and equipment, net	4,420	5,803
Intangible assets, net	253	654
Software development costs, net		381
Pension asset	3,888	3,934
Other assets	1,002	1,202
TOTAL ASSETS	$27,987	$33,899

Liabilities and Shareholders' (Deficit) Equity
Current liabilities:
Accounts payable and accrued expenses	$8,166	$10,168
Current portion of long-term debt	5,141	7,286
Convertible debentures	2,486
Capital lease obligations	92	105
Total current liabilities	15,885	17,559

Long-term debt	1,086	1,139
Convertible debentures	9,572	10,798
Capital lease obligations	128	217
Pension liability	2,222	2,568
Other liabilities	1,457	1,305
Total liabilities	30,350	33,586

Commitments and contingencies

Shareholders' (deficit) equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 39,563,691 at December 31, 2002 and 2001	396	396
Additional paid-in capital	71,453	71,324
Accumulated deficit	(73,613)	(70,569)
Accumulated other comprehensive loss	(599)	(838)
Total shareholders' (deficit) equity	(2,363)	313
TOTAL LIABILITIES AND SHAREHOLDERS' (DEFICIT) EQUITY	$27,987	$33,899

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2002	2001	2000

Net sales	$41,379	$46,182	$56,272
Cost of products sold	19,977	31,171	30,344
Gross profit	21,402	15,011	25,928

Operating expenses:
Selling, general and administrative	19,042	28,952	29,858
Research and development	4,095	5,635	6,862
Goodwill impairment, restructuring and unusual charges		12,468

Total operating expenses	23,137	47,055	36,720

Operating loss	(1,735)	(32,044)	(10,792)

Interest expense	2,220	1,495	2,139

Interest income	(14)	(226)	(774)

Other (income) expense, net	(897)	354	(249)

Net loss	$(3,044)	$(33,667)	$(11,908)

Net loss per common share - basic
and diluted	$ (0.08)	$ (0.86)	$ (0.34)

Weighted average shares used in computing net
loss per common share:
Basic and diluted	39,564	39,352	34,824

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31,
	2002	2001	2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,044)	$(33,667)	$(11,908)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Goodwill impairment, restructuring and unusual charges		10,947
Depreciation and amortization	2,351	4,732	4,482
(Gain) loss on sale of property/investments	(487)	328	(607)
Non-cash settlement of interest liability	1,322	563	542
Amortization of debt issue costs	391	126	143
Other	47	53
Changes in operating assets and liabilities, net of acquired assets & liabilities in 2001:
Accounts receivable	1,710	5,612	(2,042)
Inventories	983	5,507	(1,092)
Prepaid expenses and other assets	(220)	610	(538)
Accounts payable and accrued expenses	(2,368)	(2,345)	2,055
Other liabilities	(213)	208	117
Net cash provided by (used in) operating activities	472	(7,326)	(8,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Equity investment			(500)
Proceeds from sale of property/investments	644	113	822
Acquisition of Interocity		(5,000)
Acquisition of property and equipment	(114)	(505)	(2,093)
Net cash provided by (used in) investing activities	530	(5,392)	(1,771)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan		2,463
Payments of term loan	(750)	(675)	(450)
(Payments) borrowings from revolving credit agreements, net	(2,235)	(2,028)	(3,465)
Proceeds from issuance of senior subordinated notes		2,210
Payments of capital lease obligations	(155)	(246)	(394)
Net proceeds from sales of common stock			24,110
Proceeds from exercise of stock options and warrants		1	697
Net cash (used in) provided by financing activities	(3,140)	1,725	20,498

Effect of foreign currency rate fluctuations on cash and
cash equivalents	13	3

Change in cash and cash equivalents	(2,125)	(10,990)	9,879
Cash and cash equivalents at beginning of year	4,342	15,332	5,453
Cash and cash equivalents at end of year	$2,217	$ 4,342	$15,332

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 483	$ 830	$ 1,378

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands)
					Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income(loss)	Total

Balance at January 1, 2000	32,093	$ 321	$44,184	$(24,994)	$3,001	$22,512

Net loss				(11,908)		(11,908)

Cumulative translation adjustment					(768)	(768)

Unrealized loss on available
for sale securities					(2,781)	(2,781)

Total comprehensive loss						(15,457)

Settlement of interest liability			409			409

Exercise of stock options	233	2	595			597

Conversion of debentures	20		49			49

Sale of common stock	3,097	31	5,922			5,953

Issuance of stock in connection with
equity investment	300	3	578			581

Sale of common stock in connection
with private placement, net	3,077	31	18,126			18,157

Warrants issued and exercised	50	1	159			160

Balance at December 31, 2000	38,870	389	70,022	(36,902)	(548)	32,961

Net loss				(33,667)		(33,667)

Cumulative translation adjustment					(166)	(166)

Unrealized loss on available for sale securities					(124)	(124)

Total comprehensive loss						(33,957)

Exercise of stock options	2		1			1

Shares issued in connection with the acquisition of	633	6	1,235			1,241
Interocity

Issuance of common stock as compensation	59	1	66	0	0	67

Balance at December 31, 2001	39,564	396	71,324	(70,569)	(838)	313

Net loss				(3,044)		(3,044)

Cumulative translation adjustment					202	202

Unrealized gain on available for sale securities					37	37

Total comprehensive loss						(2,805)

Warrants issued			129			129

Balance at December 31, 2002	39,564	$ 396	$71,453	$(73,613)	$ (599)	$(2,363)

See Notes to Consolidated Financial Statements

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

We provide signal distribution, automation and graphics products to the broadcast industry for use in digital television. Currently, our customers are facing capital budget constraints because of a slowdown in the U.S. and European economies, and there are few signs of growth in our traditional markets. In addition, we have sustained losses from operations in each of the five years ended December 31, 2002.

During 2001 we implemented two restructuring plans to reduce staff and curtail certain operating and discretionary expenses as discussed in footnote "Goodwill Impairment, Restructuring and Other Unusual Charges." We planned that these actions would reduce operating costs by $11 million. The combined savings in 2002 selling, general & administrative ("SG&A") and research and development ("R&D") expenses were $11.5 million as compared to 2001.

We continue to approach 2003 with caution, adopting a modest outlook for growth, and sizing the business accordingly. We do not currently intend to effect another restructuring as we did in 2001 unless a leveling off of 2003 sales to 2002 levels, or a downturn in sales, necessitates it. We have configured our business with a level of costs that allows flexibility to further reduce costs if economic conditions deteriorate. We believe we have sized our core businesses to a level that will not significantly reduce our cash resources while continuing to invest in our new products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2003 forecasted revenues we believe we have the ability to (i) reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan and (ii) refinance or sell (outright sale or sale-leaseback) our Pro-Bel division headquarters building in the U.K., so that we will have sufficient cash resources through December 31, 2003. However, there can be no assurance that we will be able to adjust our costs or refinance or sell our U.K. building in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments from our U.S. bank should defaults occur.

In preparing contingency plans for a lower level of 2003 sales than we are currently forecasting, we have re-examined our cost structure, and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, trade shows, advertising, professional fees, equipment, and bonuses, among other items. This plan would affect both the Graphics and the Signal Distribution and Automation segments of our business. However, there can be no assurance we would be able to execute the plans in adequate time to provide an immediate or short-term benefit.

Our borrowing facility with our U.S. bank requires that for 2003, we achieve certain quarterly financial covenants with respect to our U.S. operations: a designated minimum EBITDA; maintain in a pledged account at our U.S. bank a minimum cash balance of $1 million at all times; achieve a set fixed charge ratio, and upon repayment on December 31, 2003 of the senior subordinated convertible notes plus accrued interest, maintain a minimum undrawn availability of $0.25 million at all times under our revolving line of credit. While we met the financial covenants for all quarters of 2002, our operating results in the past, including 2001 and 2000, have caused us to violate the minimum EBITDA financial covenants in place at the time for which we either obtained waivers or amended our bank agreements. We cannot be certain we will achieve these covenants in 2003, although we believe that unless quarterly EBITDA for the U.S. business falls short of plan by more than 15% in any quarter, we will likely achieve the covenants. There is no assurance we will not be in violation of bank covenants in the future because of fluctuations or deterioration in our operating results. At that point there is no assurance we will be able to obtain waivers or amend our bank agreements. If not, we would be in violation of our restrictive bank financial covenants and the bank would have the right to demand full payment of all amounts owed them. We would then be required to settle the outstanding obligation. At December 31, 2002, we owed the U.S. bank $3.7 million, consisting of $2.3 million under our revolving credit line and $1.4 million under our outstanding term loan. Based on our agreed repayment schedule with the U.S. bank, we are scheduled to repay the term loan in varying monthly amounts until paid in full in September 2003.

Our expectation is that we would not have the financial resources to meet the bank obligation in one single payment. We would, therefore, expect to agree to a payment plan to pay off the bank debt over a specific period of time. We cannot provide any assurance that the bank would accept any plan. Furthermore, we cannot provide any assurance that the sources of capital to pay off the bank would materialize in a timely manner and to the extent we had planned for.

In specific terms, the contemplated sources of capital to meet our bank obligation are listed below:

  Make additional reductions in staff and overhead as per our contingent restructuring plan to save $1.1 million in cash outlays assuming implementation in April 2003. Such savings would be reduced by approximately $0.15 million for each month of delay.

  Refinance of our Pro-Bel office building in Reading, U.K.: Refinance of the existing mortgage could generate proceeds of up to $1 million. However, there can be no assurance we will be able to refinance our building and if we do, that we will be able to generate the desired proceeds.

  Sale or sale-leaseback of our Pro-Bel office building in Reading, U.K.: Net of and assuming no refinance of the existing mortgage, a sale or sale-leaseback could generate proceeds of between $2.0 million to $2.6 million. However, there can be no assurance we will be able to sell or leaseback our building for these amounts.

  Cash on the balance sheet: There may be no cash on the balance sheet at the time of covenant violation.

  Third party financial support: Sufficient additional financial support from third parties, which may include directors and principal shareholders, may not materialize as it has in the past.

While our 2003 plan, if executed, envisions that we will have sufficient cash to meet our plan obligations and operate the business beyond December 31, 2003, there can be no assurances we will be able to achieve our plan.

We are currently exploring opportunities with third parties regarding potential benefits that might result from a sale of part of our business. These discussions are preliminary and there can be no assurance or determination of the outcome of such discussions.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in affiliates of less than 20 percent are generally stated at cost. Investments in companies representing ownership interests of 20 percent to 50 percent are accounted for by the equity method of accounting. Under the equity method, we include our pro-rata share of income (loss) in earnings.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, allowances for doubtful accounts, warranty reserves, forecasts of 2003 results, contingency plans and cash requirements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes cash on deposit and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Inventories

Inventories are stated at the lower of cost or market, cost being determined primarily on the basis of average cost in the graphics sector and first-in, first-out in the signal, distribution and automation sector. The need for inventory obsolescence provisions is evaluated by us and, when appropriate, reserves for technological obsolescence, non-profitability of product lines and excess quantities are established. Inventories at December 31, 2002 and 2001 do not include an allocation of general and administrative costs.

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

Excess of Cost over Net Tangible Assets Acquired

We continually evaluate whether changes have occurred that would require revision of the remaining estimated useful life of the assigned excess of cost over the value of net tangible assets acquired (goodwill) or its carrying amount. Our method used to measure whether or not there is an impairment in the recorded value of an investment is to use the undiscounted cash flow method prescribed by FAS 121. Under this method we compare the undiscounted future cash flows with the recorded value of the investment to determine whether an impairment exists. If an impairment exists, we use the discounted cash flow method to calculate the impairment amount.

During 2001, we determined that goodwill associated with the 1996 acquisition of Pro-Bel Limited, our Signal Distribution and Automation Division, was impaired as a result of continued declines in the division's financial results. In addition, we also determined that goodwill associated with the 2001 acquisition of Interocity Development Corporation ("Interocity") was impaired as a result of the elimination of our streaming services business. See footnotes 2 and 3 for additional information regarding these impairments.

Marketable Securities

We account for our investments in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2002, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of comprehensive income or loss, net of tax. Realized gains and losses on sales of investments, as determined by the specific identification method, are included in the Consolidated Statements of Operations.

Research, Development and Engineering

Technological feasibility for our products is reached shortly before the products are released to manufacturing. Consequently, costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred. Research and development costs include wages and other personnel costs, material costs and an allocation of certain indirect costs related to facilities.

For periods prior to 2000 certain software development costs were capitalized. Amortization expense of such costs approximated $0.4 million, $0.8 million and $1.3 million in 2002, 2001 and 2000, respectively. At December 31, 2002 all costs that we previously capitalized have been fully amortized.

Impairment of Long-Lived Assets

We continually evaluate whether changes have occurred that would require revisions to the carrying amounts of our long-lived assets. In making such determination, we reassess market value, assess recoverability and replacement values and evaluate undiscounted cash flows of the underlying business or assets. Currently, management does not believe any of its long-lived assets are impaired.

Revenue Recognition

Net sales includes revenue derived from sales of products and services. We recognize revenue when it is realized or realizable and earned, when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured. Revenue is reduced for estimated customer returns and other allowances.

Revenue from product sales is recognized when title has passed (usually at the time the product is shipped to the customer) and there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Cost of these obligations, if any, would be accrued when the corresponding revenue is recognized. Revenue from one-time charge licensed software is recognized at the inception of the license term.

Revenue associated with long term contracts is recognized using the percentage-of-completion method of accounting. In using this method, we record revenue by reference to the costs incurred to date and the estimated costs remaining to fulfill the contracts or based upon the completion of certain tasks. Provisions for losses are recognized during the period in which the loss first becomes apparent.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from maintenance contracts is recognized ratably over the contractual period.

At times we enter into transactions that include multiple element arrangements, which may include any combination of hardware, services or software. When some elements are delivered prior to others in an arrangement, revenue is deferred until the delivery of the last element unless there is all of the following:

  Vendor-specified objective evidence of fair value of the undelivered elements.

  The functionality of the delivered elements is not dependent on the undelivered elements.

  Delivery of the delivered element represents the culmination of the earnings process.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.14 million in 2002, $0.27 million in 2001 and $0.38 million in 2000.

Income Taxes

We account for income taxes in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, deferred income taxes are recorded to reflect the tax consequences on future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at each year-end.

We account for income taxes using the liability method. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Foreign Currencies

Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2002, 2001 and 2000 were a gain of $0.4 million, a loss of $0.05 million and a loss of $0.3 million, respectively.

Net Loss Per Share

We report our net loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the year plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. For 2002, 2001 and 2000 common stock equivalents of 18,794,000, 16,401,000, and 8,434,000, respectively, were not included in the computation of diluted net loss per common share because their effect would have been anti-dilutive.

Stock-Based Compensation Plans

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the years ended December 31, 2002, 2001 and 2000. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net loss and net loss per share if the fair value method had been applied (in thousands except per share amounts):

	Year Ended December 31,
	2002	2001	2000
Net loss, as reported	$(3,044)	$(33,667)	$(11,908)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of related
tax effects	(628)	(872)	(229)
Proforma net loss	$(3,672)	$(34,539)	$(12,137)
Net loss per share - basic and diluted:
As reported	$(0.08)	$(0.86)	$(0.34)
Proforma	$(0.09)	$(0.88)	$(0.35)

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to at the date an entity commits to an exit plan. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. We will adopt SFAS No. 146 as of January 1, 2003, for any exit or disposal activities after that date.

In December 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis and will be adopted by us as of January 1, 2003, for any guarantees issued or modified after that date. There are no significant guarantees as of December 31, 2002.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure. An amendment of FASB Statement No. 123." The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's results of operations, cash flows or financial position.

Reclassifications

Certain reclassification of prior years' data have been made to conform to 2002 classifications.

2. BUSINESS ACQUISITION

In January 2001, we acquired Interocity Development Corporation ("Interocity"), a small, privately held company. The purchase price consisted of $5 million in cash and approximately 633,000 shares of our company's common stock ($1.3 million) accounted for based on the stock price two days before and two days after the announcement, and direct acquisition costs of approximately $0.2 million. The acquisition was accounted for as a purchase in accordance with APB16 and accordingly, the $6.2 million excess of the purchase price over the value of the net assets acquired was recorded as goodwill to be amortized over a period of three years. Supplemental pro-forma information required by APB16 has been determined to be immaterial.

Interocity was a relative start up web site development company (commenced operations in 1999) providing streaming media design and development services, a market that we thought offered growth opportunities as we expected businesses to start to move towards Internet-based broadcasting and would require related consulting services in their effort. We acquired Interocity to be the cornerstone of our then new Streaming Services Division that we had started in late 2000 to build an internal infrastructure to enter this market. However, due to a sharp slowdown in the economy and a sudden and marked decline in the Internet business market in particular at the end of 2000 and into early 2001, the Streaming Services division (which included the Interocity operations) experienced lower than expected revenues in the first quarter (only $0.18 million) and early second quarter (only $0.04 million) of 2001, and the demand that we had anticipated for such services did not materialize. It became apparent in the second quarter of 2001 that revenues would not be even remotely sufficient to support the accelerating costs of entering the streaming services market (Streaming Services division operating expenses amounted to $2.9 million for the first quarter and $1.7 million, excluding $8.3 million of restructuring and unusual charges, for the second quarter), and that the Streaming Services division would be a significant net user of cash that we needed for our core business, for the foreseeable future. Consequently, we quickly decided to close down the Streaming Services division and assessed the recoverability of our investment in Interocity. Our assessment concluded that the recoverability was minimal based on a comparison of undiscounted cash flow from forecasted revenues and potential disposition to the net carrying amount of our investment in Interocity in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). Consequently we determined that the goodwill associated with the acquisition of Interocity was permanently impaired and should be written off. The actual impairment amount to be written off was calculated using a discounted cash flow method. Accordingly, we determined that the entire remaining unamortized net asset of $5.5 million was non-recoverable, and recognized a goodwill impairment charge of $5.5 million during the second quarter of 2001.

3. GOODWILL IMPAIRMENT, RESTRUCTURING AND OTHER

UNUSUAL CHARGES

We recorded goodwill impairment, restructuring and other unusual charges totaling $12.5 million during the second, third and fourth quarters of 2001 as summarized in the table below (in thousands):

	Q2	Q3	Q4	Total

Goodwill impairment	$5,478	$3,595	$0	$9,073
Fixed assets	1,504	0	0	1,504
Severance	749	0	571	1,320
Lease commitments	523	0	0	523
Other	48	0	0	48
	$8,302	$3,595	$571	$12,468
Breakdown:
Non cash charges	$6,982	$3,595	$ 0	$10,577
Cash charges	1,320	0	571	1,891
Remaining cash outlays
at December 31, 2001	230	0	140	370
at December 31, 2002	0	0	0	0

The $8.3 million charge incurred in the second quarter was directly related to a restructuring involving the closing down of our Streaming Services division. Of this charge, $5.5 million related to the impairment of goodwill from our investment in Interocity, which was the core component of our Streaming Services division, as is explained in more detail below. The $3.6 million charge incurred in the third quarter was directly related to an impairment of goodwill from our investment in our Pro-Bel division, as is explained further below. The $0.6 million charge incurred in the fourth quarter was related to a company-wide restructuring plan effected to bring costs and expenses in line with forecasted revenues. Of the total 2001 charges of $12.5 million, $10.6 million were non-cash charges, consisting of the goodwill impairment and fixed assets write-offs, and the balance of $1.9 million were cash charges, consisting of severance payments, lease payments and other minor payments. The majority of the cash charges were paid out in 2001, with the balance paid out during 2002 as follows. The total remaining cash obligation at December 31, 2001 related to the second and fourth quarter restructurings equaled $0.37 million consisting of $0.11 million in lease commitments, which amount was paid out of working capital in roughly equal monthly amounts over the related lease term through the fourth quarter of 2002, and $0.26 million in severance costs that were paid out of working capital during the severance period running through May 2002.

The leased offices in New York, NY, London, U.K., Slough, U.K., Atlanta, GA and Cupertino, CA, were closed and the related liabilities were accrued or written-off in the second quarter, as were operating leases for software and leased communication lines, in connection with the closure of the Streaming Services division. Subsequently, the leases related to closed offices were either subleased or expired. Charges incurred in connection with theses leases were $0.5 million.

We paid severance to 40 employees, representing all of our Streaming Services division employees who were made redundant by the closure of this division. Virtually all types of positions were eliminated including managers, sales persons, consultants and support and administrative staff. Employee severance costs amounted to $0.7 million. Severance consisted of salary and benefits continuance for a period of time and was determined based on length of service or, in a few cases, as per the terms of employment agreements.

Concurrent with the closing down of our Streaming Services division, we evaluated our investment in Interocity, the core component of that Division, in accordance with FAS 121. We assessed the recoverability of our investment in Interocity by comparing the undiscounted future cash flows from forecasted results of operations and its potential disposition with the carrying amount of our investment. As a result of this analysis, we determined that the expected future cash flows would be insufficient to recover the carrying value of our investment and determined the asset was impaired. Accordingly, we determined that the entire net asset of $5.5 million was non-recoverable and recognized a goodwill impairment charge of $5.5 million during the second quarter of 2001.

In creating the Streaming Services division, we invested in computer equipment, servers and furniture. When the division was closed those total fixed assets that could not be used elsewhere in the Company, or sold, were written-off in the second quarter in the amount of their depreciated carrying value of $1.5 million.

In the third quarter of 2001, due to continued poor results of our Pro-Bel division, we assessed the recoverability of our investment in Pro-Bel in accordance with FAS 121 by comparing the undiscounted future cash flows from forecasted results of operations with the carrying value of our investment. As a result of this analysis, we determined that the expected future cash flows would be insufficient to recover the carrying value of our investment and determined the asset was impaired. Accordingly, we recognized a goodwill impairment charge of $3.6 million during the third quarter of 2001. The amount of the goodwill impairment was calculated by comparing the carrying value of our investment with the present value of our estimated future cash flows.

In the fourth quarter of 2001, we implemented a company-wide restructuring plan. Severance associated with the elimination/termination of 66 employees in implementing the restructuring plan was $0.57 million. Positions were eliminated in virtually all functions of the Company including marketing, manufacturing and testing, customer support, service and training, finance, support and administration and research and development. Severance consisting of salary and benefits continuance for a period of time was determined based on length of service or, in some cases, as per the terms of employment agreements. Cash outlays related to severance of $0.43 million were made during the fourth quarter of 2001 and approximately $0.14 million was paid out during the first and second quarters of 2002, and was accrued for as of December 31, 2001.

4. MARKETABLE SECURITIES

Our investment in equity securities of vizrt Ltd. (symbol VIZ - traded on Neuer Market, Frankfurt, Germany) is categorized as available for sale and has been reflected in our balance sheet at December 31, 2002 and 2001 at fair market value of $0.08 million and $0.04 million, respectively. A net unrealized loss of $0.2 million and $0.3 million is reported as a component of other comprehensive income at December 31, 2002 and 2001, respectively. During 2001 and 2000, we recognized a loss of $0.33 million and a gain of $0.6 million on the sale of a portion of such securities, respectively.

5. INTANGIBLE ASSETS

In November 2000, we purchased a 20% interest in Video Technics, Inc. ("Video Technics"), which develops software for the Chyron Aprisa Clip/Stillstore systems. The purchase price consisted of $0.5 million in cash and $0.6 million in stock (300,000 shares) accounted for based on the stock price two days before and two days after the announcement. The investment is accounted for under the equity method of accounting.

The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, has been ascribed to an exclusive sales and marketing agreement and is being amortized over three years pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets." Amortization of this intangible approximated $0.35 million in 2002 and 2001. As of December 31, 2002 and 2001 the gross asset balance was $1.1 million and the accumulated amortization was $0.8 million and $0.5 million, respectively. Amortization for the year ended December 31, 2003 will be $0.25 million.

6. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $2.1 million and $1.9 million at December 31, 2002 and 2001, respectively. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2002 and 2001, receivables included approximately $3.7 million and $4.9 million, respectively, due from foreign customers.

Bad debt expense amounted to $0.2 million, $0.2 million and $0.9 million in 2002, 2001 and 2000, respectively. We periodically evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

7. INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2002	2001
Finished goods	$4,306	$3,644
Work-in-progress	615	737
Raw material	3,747	4,700
	$8,668	$9,081

As a result of the transition from the legacy iNFiNiT! family of products to the Duet line, it became apparent that inventory contained components, subassemblies and finished goods that were deemed to be slow moving or obsolete. Consequently, we wrote-off $3.2 million of inventory in the third quarter of 2001 which was recorded as a component of cost of sales.

8. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2002	2001
Land	$ 576	$ 733
Building	1,589	1,589
Machinery and equipment	24,218	23,296
Furniture and fixtures	1,905	1,788
Leasehold improvements	498	491
	28,786	27,897
Less: Accumulated depreciation
and amortization	24,366	22,094
	$ 4,420	$ 5,803

During the second quarter of 2001, we wrote-off computer equipment, servers and furniture as a result of closing down the Streaming Services division. Total fixed assets written-off were $1.5 million.

Machinery and equipment at December 31, 2002 and 2001 includes $0.44 million, and $0.45 million, respectively, of assets held under capital lease obligations. Accumulated depreciation and amortization at December 31, 2002 and 2001 includes $0.22 million and $0.12 million, respectively, attributable to assets held under capital lease obligations.

Depreciation expense, which includes amortization of assets under capital lease, was $1.6 million, $1.9 million and $2.6 million in 2002, 2001 and 2000, respectively.

9. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2002	2001
Accounts payable	$4,173	$ 5,037
Accrued salaries, wages and
vacation pay	847	909
Restructuring		370
Other	3,146	3,852
	$8,166	$10,168

10. LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,
	2002	2001
Term loan (a)	$ 1,350	$ 2,100
Revolving credit facility (a)	2,311	2,711
Commercial mortgage term loan (b)	1,219	1,267
Trade finance facility (b)	1,347	2,347
	6,227	8,425
Less amounts due in one year	(5,141)	(7,286)
	$ 1,086	$ 1,139

(a) At December 31, 2002, we have a $5.3 million credit facility with a U.S. bank, under which we have a term loan and a revolving line of credit. In March 2003, we reduced this facility to $4.0 million and extended it to January 2005. In December 2001, we entered into a term loan arrangement for borrowings of $2.1 million. Principal payments on the term loan during 2003 are as follows: $75,000 in January, $150,000 in February, $250,000 in March, $150,000 in each of April-August and a final payment in September of $125,000. Interest will be payable monthly at Prime plus 2% (6.25% at December 31, 2002). We also have the ability to borrow on a revolving credit basis based on levels of eligible receivables and inventory. Interest is payable monthly at a rate of Prime plus 1% (5.25% at December 31, 2002).

In addition, we pay a monthly commitment fee equal to one half of 1% per annum of the daily unused portion of the facility. Total commitment fees paid during 2002, 2001 and 2000 were not significant.

The entire facility is secured by Chyron's accounts receivable and inventory and the common stock of Pro-Bel. This facility requires that we achieve certain quarterly financial covenants with respect to our U.S. operations: a designated minimum EBITDA; maintain in a pledged account at our U.S. bank a minimum cash balance of $1 million at all times; and, achieve a set fixed charge ratio for each of the quarters of 2003 and upon repayment on December 31, 2003 of the senior subordinated convertible notes plus accrued interest, maintain a minimum undrawn availability of $0.25 million at all times under our revolving line of credit. The agreement also prohibits us from paying dividends in excess of 25% of net income in any fiscal year. The bank has the right to call this facility if these financial covenants are not met.

(b) Pro-Bel has a commercial mortgage term loan and overdraft facility with a U.K. bank. The loan is secured by a building and property located in the United Kingdom. Interest is equal to LIBOR plus 2% (6% at December 31, 2002). The loan is payable in quarterly installments of 21,000 British Pounds Sterling (US$0.03 million, converted at the December 31, 2002 exchange rate) plus interest.

The overdraft facility is renewable on an annual basis and expires on December 31, 2003. This agreement, provides for an overdraft facility of 2 million British Pounds Sterling. Total borrowings are limited to amounts computed under a formula for eligible accounts receivable. Interest is equal to the bank's base rate plus 2.25% (6.25% at December 31, 2002) and is payable quarterly. It is currently our intention to refinance this facility prior to its expiration date.

Aggregate maturities of long-term debt including convertible debentures (described in Note 11) are as follows (in thousands):

2003	$7,627
2004	9,705
2005	133
2006	133
2007	133
2008 and thereafter	554

The carrying amounts of long-term debt instruments approximate their fair values.

11. SUBORDINATED CONVERTIBLE DEBENTURES

During late 1998 and 1999 we raised $7.7 million through the issuance of Series A and Series B 8% subordinated convertible debentures, due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A debentures, totaling $1.2 million, pay interest quarterly and are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. The Series A debentures may be redeemed by the Company at any time after December 31, 1999 for a price equal to the principal and accrued but unpaid interest on the debentures at the redemption date.

Under the original terms, the Series B debentures, totaling $6.5 million, are convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. Interest is payable quarterly and may be paid by increasing the amount of principal owed thereunder. In certain circumstances, the Series B debentures may be redeemed by the Company, commencing one year from issue date, for a price equal to the principal and accrued but unpaid interest at the redemption date.

On December 17, 2001, the terms of the existing Series A and Series B subordinated convertible debentures were amended to extend the maturity date of the Series A and B debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option. On February 28, 2002, our board of directors resolved to pay interest on the Series A and Series B convertible debentures only by increasing the amount of principal owed thereunder. At December 31, 2002 the total accumulated principal of Series A and B debentures, including additional debentures paid in kind, total $1.4 million and $8.3 million, respectively. Interest expense attributable to Series A and B debentures, in the form of additional debentures, totaled $1.1 million, $0.56 million and $0.13 million in 2002, 2001 and 2000, respectively.

In connection with the amendment to the Series A and Series B debentures, we issued warrants to holders of the amended Series A and Series B debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The fair value of the warrants of $0.13 million have been reflected as a discount to the related obligation, which will be amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During the year ended December 31, 2002 amortization expense was $0.04 million. Amortization for the year ended December 31, 2003 will be consistent. The warrants were vested immediately and are exercisable through December 31, 2004. A registration statement relating to the shares of common stock underlying the warrants was initially filed with the Securities and Exchange Commission in 2002 and is pending further amendment.

The Series A and Series B debentures have not been registered under the Securities Act of 1933 and may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The sales of the Series A and Series B debentures were made in reliance upon the exemption from the registration provisions of the Securities Act of 1933, as amended, afforded by Section 4(2) thereof and/or Regulation D promulgated thereunder, as a transaction by an issuer not involving a public offering. To the best of our knowledge, the purchasers of the Series A and Series B debentures acquired them for their own accounts, and not with a view to any distribution thereof.

In December 2001, we completed a private placement of 12% Senior Subordinated Convertible Notes and received $2.21 million, exclusive of offering costs of $0.2 million, which have been deferred and will be reflected as additional interest expense over the term of the Notes. These Senior Subordinated Notes have a maturity date of December 31, 2003. Pursuant to the terms of the agreement, interest is payable in the form of additional Senior Subordinated Notes, or in cash, at the option of the Company. On February 28, 2002, the board of directors agreed to amend the Senior Subordinated Notes and resolved that we will only pay interest on the Senior Subordinated Notes by increasing the amount of principal owed thereunder. At December 31, 2002 the total accumulated principal, including $0.3 million of additional debentures paid in kind, was $2.5 million. The Senior Subordinated Notes are immediately convertible into the Company's common stock at a conversion price of $0.35. A registration statement relating to the shares of common stock underlying the Senior Subordinated Notes was filed with the Securities and Exchange Commission in 2002 and is pending further amendment.

12. SHAREHOLDERS' (DEFICIT) EQUITY

Activity in 2001 relating our common stock included 632,412 shares issued in connection with our acquisition of Interocity Development Corporation and 58,898 shares issued to certain executive officers as partial payment of their bonus compensation for 2000.

In April 2000, we raised gross proceeds of $20 million in connection with a private placement of 3,076,923 shares of common stock at a price of $6.50. The offering price per share was determined based on negotiations between the Company and its placement agents taking into account the historical trading history of the common stock and market conditions at such time. The price of the common stock, as listed on the New York Stock Exchange, ranged between $5.44 and $9.44 on the various closing dates. In connection with the private placement, we issued 151,914 warrants to the placement agents and 60,000 warrants to a consulting company to purchase common stock of the Company at an exercise price of $6.50. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. These warrants, which were immediately exercisable upon issuance, will expire in April 2005.

In November 2000, Microsoft purchased 3,096,774 shares of common stock of the Company at a price of $1.9375, totaling $6 million. We used the proceeds from the sale to fund the development of interactive tools and the growth of our Streaming Services division. Microsoft sold all of those shares in March 2002. Also in November 2000, we issued 300,000 shares of common stock in connection with our purchase of a 20% interest in Video Technics.

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

			Accumulated
	Foreign Currency	Net Unrealized	Other
	Translation	Gain (Loss) on	Comprehensive
	Adjustments	Marketable Securities	Income (Loss)

January 1, 2000	$ 354	$ 2,647	$ 3,001
Change for period	(768)	(2,781)	(3,549)
December 31, 2000	(414)	(134)	(548)
Change for period	(166)	(124)	(290)
December 31, 2001	(580)	(258)	(838)
Change for period	202	37	239
December 31, 2002	$ (378)	$ (221)	$ (599)

13. LONG-TERM INCENTIVE PLAN

Incentive awards are provided to employees under the terms of our 1999 Incentive Compensation Plan. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of our board of directors. The Plan is administered by a committee, designated by the board, to determine the time and circumstances under which an employee option may be exercised. Generally, options vest 1/3 each year, are fully vested three years from grant date and have a term of ten years. At December 31, 2002, there were 0.3 million shares available to be granted under the Plan.

Transactions involving stock options are summarized as follows:

			Weighted
		Range of	Average
	Stock	Exercise	Exercise
	Options	Price	Price
	Outstanding	Per Share	Per Share	Exercisable

Balance at January 1, 2000	2,399,924	$0.75 - 16.13	$2.09	855,036
Granted	1,345,499	1.88 - 4.00	2.48
Exercised	(233,962)	0.75 - 9.38	1.00
Canceled	(157,634)	0.75 - 5.38	1.88
Balance at December 31, 2000	3,353,827	0.75 - 16.13	2.23	1,072,676
Granted	1,697,500	0.32 - 2.13	0.92
Exercised	(1,914)	0.75	0.75
Canceled	(1,280,901)	0.55 - 5.38	2.08
Balance at December 31, 2001	3,768,512	0.32 - 16.13	1.70	2,088,347
Granted	1,271,000	0.26 - 0.61	0.32
Canceled	(257,180)	0.32 - 5.38	1.70
Balance at December 31, 2002	4,782,332	0.26 - 16.13	1.33	2,910,539

The following table summarizes information concerning currently outstanding and exercisable stock options:

Weighted Average	Outstanding at	Weighted Average	Exercisable at
Exercise Price	December 31, 2002	Contractual Life	December 31, 2002
$ 0.27	977,500	10.0	-
0.26	7,500	9.8	-
0.29	35,000	9.6	35,000
0.61	101,000	9.4	-
0.43	150,000	9.2	49,995
0.32	322,000	8.9	111,265
0.44	125,000	8.7	125,000
0.55	625,000	8.6	625,000
0.74	5,000	8.4	1,666
1.14	6,000	8.2	2,000
1.88	254,166	7.9	169,411
2.19	228,583	7.8	157,652
3.38	1,000	7.7	666
2.38	43,000	7.6	42,000
3.13	10,000	7.5	6,666
3.29	250,999	7.4	177,662
4.00	1,500	7.1	1,000
0.75	284,916	6.8	284,916
1.57	148,500	6.6	148,500
1.94	300,000	6.4	300,000
2.00	7,000	6.1	7,000
2.13	540,838	6.0	307,310
2.00	225,170	5.8	225,170
2.50	25,000	5.6	25,000
3.75	25,000	5.2	25,000
5.38	5,000	4.8	5,000
4.50	16,665	4.6	16,665
5.88	6,667	4.2	6,667
12.75	3,333	3.7	3,333
16.13	23,331	3.6	23,331
5.63	3,333	3.4	3,333
9.38	3,333	3.1	3,333
5.63	3,333	2.9	3,333
5.58	17,665	2.6	17,665
	4,782,332		2,910,539

If we had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the effect on our net loss and net loss per share has been illustrated in our footnote entitled "Summary of Significant Accounting Policies." The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2002, 2001 and 2000: dividend yield of 0%; expected volatility of 125.1% in 2002 and 110.9% in 2001 and 2000 and expected life of 4 years. The weighted average risk free interest rates for 2002, 2001 and 2000 were 3.08%, 4.25% and 6.04%, respectively. Using these assumptions, the weighted average grant date fair value of options granted during 2002, 2001 and 2000 was $0.26, $0.68 and $1.14, respectively.

The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

14. INCOME TAXES

The provision for income taxes consists of the following (in thousands):

	2002	2001	2000
Current:
Federal and State	$ 0	$ 0	$28
Foreign	0	0	0
	0	0	28
Deferred:
Federal and State	0	0	(28)
Foreign	0	0	0
Total provision	$ 0	$ 0	$ 0

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2002		2001		2000
	Amount	%	Amount	%	Amount	%
Federal income tax benefit
at statutory rate	$(1,035)	(34.0)	$(11,447)	(34.0)	$(4,048)	(34.0)
Permanent differences	(138)	(4.5)	338	1.0	(320)	(2.7)
International rate differences	(317)	(10.4)	354	1.0	199	1.7
Effect of valuation allowance of
deferred tax assets	1,472	48.4	10,755	32.0	3,660	30.7
Other, net	18	0.5	0	0.0	509	4.3
	$ 0	0.0	$ 0	0.0	$ 0	0.0

The components of our deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2002	2001

Post-reorganization net operating loss carryforward	$17,703	$17,629
Pre-reorganization net operating loss carryforward	4,461	4,461
Pre-reorganization deductible temporary differences	2,218	2,161
Other deductible temporary differences	7,294	8,826
Total deferred tax assets	31,676	33,077

Pre-reorganization taxable temporary differences	648	83
Other taxable temporary differences	184	307
Total deferred tax liabilities	832	390
Deferred tax valuation allowance	30,844	32,687
Net deferred tax asset	$ 0	$ 0

At December 31, 2002, we had U.S. net operating loss carryforwards ("NOLs") of approximately $54 million expiring between the years 2003 through 2022. In connection with our emergence in 1991 from our reorganization under Chapter 11 of the U.S. Bankruptcy Code, the benefit of our pre-reorganization NOLs were not reflected in net income, but rather recorded as an increase to paid-in capital. In addition, such NOLs ($13.1 million) are subject to annual limitations under U.S. income tax rules as a result of the changes in control of the Company.

Our net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realization of these assets and established a full valuation allowance. At December 31, 2002 and 2001, the valuation allowance is $30.8 million and $32.7 million, respectively.

15. BENEFIT PLANS

Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act. The assets of the U.S. Pension Plan at December 31, 2002 include government bonds, equities, mutual funds and cash and cash equivalents.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):
	2002	2001
Reconciliation of benefit obligation:
Obligation at January 1	$2,093	$1,585
Service cost	291	370
Interest cost	144	126
Actuarial losses	129	85
Benefit payments	(408)	(73)
Obligation at December 31	$2,249	$2,093

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$1,281	$1,440
Actual return on plan assets	(170)	(85)
Employer contributions	517
Benefit payments	(408)	(74)
Fair value of plan assets at December 31	$1,220	$1,281

Funded Status:
Funded status at December 31	$(1,029)	$(812)
Unrecognized prior-service cost	(375)	(410)
Unrecognized gain	(818)	(1,346)
Net amount recognized	$(2,222)	$(2,568)

	2002	2001	2000
Components of net periodic pension cost:
Service cost	$291	$370	$324
Interest cost	144	126	105
Expected return on plan assets	(131)	(119)	(162)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of prior gain	(99)	(78)	(112)
Net periodic benefit cost	$ 171	$ 265	$ 121

Weighted-average assumptions as of
December 31:
Discount rate	6.75%	7.25%	7.5%
Expected return on plan assets	9.0%	9.0%	9.0%
Rate of compensation increase	4.5%	4.5%	5.0%

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron Corporation are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary contributions in the form of Company common stock of up to 20% of the first 10% of the compensation contributed by a participant. Employees will vest in the matching contribution in three years.

Pro-Bel has a non-contributory defined benefit pension plan (the "U.K. Pension Plan") covering permanent employees hired prior to September 1, 1999. Under the U.K. Pension Plan, a participant retiring after working 40 years with Pro-Bel will receive 66.66% of his or her basic earnings averaged over the last thirty-six (36) months of employment. Benefits vest on a pro rata basis following completion of two (2) years of membership. Contributions are determined on the basis of valuations using the projected unit method. During 2002 and for all years prior, Pro-Bel's policy was to fund minimum contributions required pursuant to U.K. rules and regulations. For 2003, due to the Plan's over funded position, we have obtained the approval of the trustees for a funding holiday effective February 1, 2003. As such, no contributions will be made in 2003 commencing February 1. The assets of the U.K. Pension Plan at December 31, 2002 and 2001 include cash equivalents, land and a building.

Benefit plan information for the U.K. Pension Plan is as follows (in thousands):

	2002	2001
Reconciliation of benefit obligation:
Obligation at January 1	$13,013	$12,299
Service cost	552	745
Interest cost	712	734
Actuarial gain	(436)	(571)
Benefit payments	(146)	(194)
Obligation at December 31	$13,695	$13,013

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$14,337	$14,736
Actual return on plan assets	186	(849)
Employer contributions	543	644
Benefit payments	(146)	(194)
Fair value of plan assets at December 31	$14,920	$14,337

Funded status:
Funded status at December 31	$1,225	$1,324
Unrecognized loss	2,352	2,074
Unrecognized prior-service cost	493	536
Effect of currency rate fluctuations	(182)
Net amount recognized	$3,888	$3,934

	2002	2001	2000
Components of net periodic pension cost:
Service cost	$552	$745	$741
Interest cost	712	734	676
Expected return on plan assets	(944)	(1,052)	(861)
Amortization of prior service cost	43	49	49
Actuarial loss	42		77
Expense due to curtailment	62
Net periodic pension cost	$467	$ 476	$ 682

Weighted-average assumptions as of December 31:
Discount rate	5.75%	5.5%	6.0%
Expected return on plan assets	6.75%	6.5%	7.0%
Rate of compensation increase	3.50%	3.5%	6.0%

In addition, a Group Personal Pension Plan (the "UK Pension Plan 2000") was established effective September 1, 1999 for all employees hired on or after that date and for those employees who were not then members of the "UK Pension Plan." Under the UK Pension Plan 2000, each member has an individual account within the plan and the company contributes annually an amount equal to 8% of the employee's salary into their individual fund within the group plan. The responsibility for the choice of investments lies with the employee and, at age 65, the funds can be used to purchase an individual annuity.

16. COMMITMENTS AND CONTINGENCIES

At December 31, 2002, we were obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

	Operating	Capital

2003	$1,120	$92
2004	848	87
2005	609	41
2006	551
2007	544
2008 thereafter	4,754

The operating leases contain provisions for escalations and for maintenance and real estate taxes. Total rent expense was $1.0 million, $1.1 million and $0.9 million for 2002, 2001 and 2000, respectively.

We generally provide warranties on all of our products ranging from ninety days to two years, depending on the product. On new products, the Graphics division offers a warranty of one year and the Pro-Bel division offers up to two years. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. Warranty costs incurred have not been material in recent years. We record an estimate for future warranty costs based on return rates and other factors. The product warranty obligation included in accrued expenses at December 31, 2002 and 2001 was $0.2 million.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. Had all such key and other covered employees been terminated at December 31, 2002, the estimated total severance would have approximated $3.7 million.

We, from time to time, are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

17. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.3 million, $0.5 million and $0.5 million during 2002, 2001 and 2000, respectively. The balance owed for legal services was $0.04 million and $0.05 million at December 31, 2002 and 2001, respectively.

In November 2000, we purchased 20% of Video Technics, a supplier of certain hardware and software products. In connection with this investment, we have an exclusive arrangement to sell/license these products. For a time in 2001 and for years prior, we purchased both hardware and software from Video Technics. Currently, only software is purchased since we are manufacturing all hardware. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $1.0 million, $1.3 million and $2.5 million for the years ended December 31, 2002, 2001 and 2000, respectively. The balance owed to Video Technics for purchases was $0.08 million and $0.2 million at December 31, 2002 and 2001, respectively.

Presently, we are the only major customer of Video Technics whose financial well being is dependent on our success with the Aprisa line. Being a privately-held and small company, there is no assurance that Video Technics will not face financial problems, thus being unable to meet its supply obligations and endangering the Aprisa product line for several months. Sales of Aprisa products represented 10%, 18% and 13% of Graphics division sales in 2002, 2001 and 2000, respectively.

During fiscal year 2002 and part of 2001, Mr. Michael Wellesley-Wesley, a member of our board of directors, was paid a $15,000 monthly consulting fee, and was assigned a company automobile, for services in exploring strategic alternatives for the Company and providing services as Chairman of the Executive Committee and as a member of the Office of the Chairman. During the year ended December 31, 2002 and 2001 the cost of these services approximated $0.2 million and $0.09 million, respectively. In February 2003, Mr. Wellesley-Wesley became the President and Chief Executive Officer of the Company and the monthly payments ceased. The balance owed for services was $0.01 million and $0.03 million at December 31, 2002 and 2001, respectively.

18. SEGMENT INFORMATION

Chyron's businesses are organized, managed and internally reported as two segments. The segments, which are based on differences in products and technologies, are Graphics and Signal Distribution and Automation. The Streaming Services division was closed in the second quarter of 2001. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." We are an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below. Geographic revenues are segregated by country, where material, based on the location to which products are shipped. Geographic identifiable assets are segregated by country, where material, based on the location of those assets.

	Business Segment Information
	(In thousands)

		Signal Distribution	Streaming
	Graphics	and Automation	Services
Net sales
2002	$21,063	$20,316
2001	18,854	27,106	$ 222
2000	26,867	29,367	38

Operating loss
2002	$(125)	$(1,610)
2001*	(10,428)	(8,866)	$(12,750)
2000	(1,508)	(4,537)	(4,747)

Identifiable assets
2002	$10,307	$17,680
2001	14,567	19,332
2000	35,721	28,957	$1,150

Depreciation and amortization
2002	$1,149	$1,202
2001	1,935	1,892	$ 905
2000	1,765	2,567	150

Geographic Areas

	United States	United Kingdom	Other
Net sales
2002	$23,637	$9,861	$7,881
2001	19,929	13,422	12,831
2000	32,805	9,895	13,572

Operating loss
2002	$(125)	$(1,610)
2001*	(20,246)	(10,634)	$(1,164)
2000	(3,723)	(6,379)	(690)

Identifiable assets
2002	$10,307	$17,680
2001	14,567	19,332
2000	38,070	27,703	$ 55

*Operating loss includes unusual charges in 2001 of $12,468.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for herein will be presented under the captions ELECTION OF THE BOARD OF DIRECTORS and SECTION 16(a) REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act by April 30, 2003, in connection with the 2003 annual meeting of stockholders of Chyron ("Proxy Statement"), and is incorporated herein by reference in response to this item.

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

ITEM 14. CONTROLS AND PROCEDURES

Based on their evaluation of our disclosure controls and procedures as of a date within 90 days of the filing of this report, the Chief Executive Officer and Chief Financial Officer have concluded that such controls and procedures are effective. There were no significant changes in our internal controls or in other factors that could significantly affect such controls subsequent to the date of their evaluation.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND

REPORTS ON FORM 8-K

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page 50.

(2) Financial Statement Schedule

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 15(d) found on page 88.

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2002, 2001 and 2000.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

(3) Financial Statement Exhibits

See list of exhibits to the Financial Statements in Section (c) below.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the last quarter of the year ended December 31, 2002.

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

(l) Notice of Amendment of each of the 12% Senior Subordinated
Convertible Notes Due December 31, 2003, Series A 12% Subordinated
Convertible Debentures Due December 31, 2004 and Series B 12%
Subordinated Convertible Debentures Due December 31, 2004, Dated
March 11, 2002	(6)

10. Material Contracts.

(a) Loan Agreement between Pro-Bel Limited and Barclays Bank, PLC
dated December 19, 1996 effective January 1997	(3)

(b) Overdraft Facility Letter Agreement among Chyron UK Holdings
Limited, Pro-Bel Limited and Barclays Bank, PLC dated January 16, 2002	(6)

(c) Indemnification Agreement between Chyron Corporation and
Charles M. Diker dated November 19, 1996	(3)

(d) Indemnification Agreement between Chyron Corporation and
Donald P. Greenberg dated November 19, 1996	(3)

(e) Indemnification Agreement between Chyron Corporation and
Roger Henderson dated November 19, 1996	(3)

(f) Indemnification Agreement between Chyron Corporation and
Christopher R. Kelly dated July 18, 2002	(7)

(g) Indemnification Agreement between Chyron Corporation and
Wesley W. Lang, Jr. dated November 19, 1996	(3)

(h) Indemnification Agreement between Chyron Corporation and
Eugene M. Weber dated November 19, 1996	(3)

(i) Indemnification Agreement between Chyron Corporation and
Michael Wellesley-Wesley dated November 19, 1996	(3)

(j) Loan Agreement between Chyron Corporation and AmSouth Bank
dated March 29, 1999	(5)

(k) Amendment No. 6 to Loan Agreement between Chyron Corporation
and AmSouth Bank dated December 26, 2001	(6)

(l) Employment Agreement between Chyron Corporation and
Roger Henderson dated July 21, 1999	(5)

(m) Amendment to Employment Agreement between Chyron Corporation
and Roger Henderson dated January 10, 2001	(6)

(n) Letter Amendment to Employment Agreement between Chyron
Corporation and Roger Henderson dated April 5, 2001	(6)

(o) Employment Agreement between Chyron Corporation and
James Paul dated October 1, 1997	(6)

(p) Amendment to Employment Agreement between Chyron Corporation
and James Paul dated January 10, 2001	(6)

(q) Letter Amendment to Employment Agreement between Chyron
Corporation and James Paul dated November 2, 2001 effective
April 1, 2001	(6)

(r) Indemnification Agreement between Chyron Corporation and
Graham Pitman dated July 18, 2002	(7)

(s) Indemnification Agreement between Chyron Corporation and
Jerry Kieliszak dated July 18, 2002	(7)

(t) Indemnification Agreement between Chyron Corporation and
James Paul dated July 18, 2002	(7)

(u) Amendment No. 7 to Loan Agreement between Chyron Corporation
and AmSouth Bank dated September 25, 2002	(7)

(v) Amendment No. 8 to Loan Agreement between Chyron Corporation
and AmSouth Bank dated March 13, 2003	(7)

(w) Pledge Agreement between Chyron Corporation and AmSouth
Bank dated March 13, 2003	(7)

(x) Amendment dated June 28, 2002 to Overdraft Facility Letter Agreement
Among Chyron U.K. Holdings Limited, Pro-Bel Limited and Barclays
Bank, PLC dated January 16, 2002	(7)

(y) Overdraft Facility Letter Agreement among Chyron U.K. Holdings
Limited, Pro-Bel Limited and Barclays Bank, PLC
dated February 28, 2003	(7)

(z) Indemnification Agreement between Chyron Corporation and
Jerry Kieliszak, Trustee, Chyron Corporation 401(k) Plan, effective
March 1, 2002	(7)

(aa) Indemnification Agreement between Chyron Corporation and
James M. Paul, Trustee, Chyron Corporation 401(k) Plan, effective
October 1, 1997	(7)

(ab) Indemnification Agreement between Chyron Corporation and
Roger Henderson, Trustee, Chyron Corporation 401(k) Plan, effective
June 12, 1999	(7)

(ac) Indemnification Agreement between Jerry Kieliszak, Trustee, and
Chyron Corporation Employees' Pension Plan, effective March 1, 2002	(7)

(ad) Indemnification Agreement between James M. Paul, Trustee, and
Chyron Corporation Employees' Pension Plan, effective October 1, 1997	(7)

(ae) Indemnification Agreement between Roger Henderson, Trustee, and
Chyron Corporation Employees' Pension Plan, effective June 12, 1999	(7)

(af) Employment Agreement between Chyron Corporation and
Michael Wellesley-Wesley, dated February 1, 2003	(7)

(ag) Separation Agreement between Chyron Corporation and
Roger Henderson dated January 16, 2003	(7)

23. Consents and experts of counsel.
(a) Consent of PricewaterhouseCoopers LLP dated March 31, 2003	(7)

99. Certification of Chief Executive Officer and Chief Financial Officer
pursuant to Section 906 of the Sarbanes-Oxley Act of 2002,
18 U.S.C. Section 1350	(7)

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

(6) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 2001 on Form 10-K dated April 1, 2002.

(7) Attached hereto in this Annual Report for the fiscal year ended December 31, 2002 on Form 10-K dated March 31, 2003.

d) Financial Statement Schedules

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$1,923	$ 248	$ 39	$ 2,132
Inventory reserves	14,568	327	65	14,830
Deferred tax valuation allowance	32,687		1,843	30,844

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$ 2,274	$ 200	$ 551	$ 1,923
Inventory reserves	12,332	2,868	632	14,568
Deferred tax valuation allowance	21,932	10,755	0	32,687

YEAR ENDED DECEMBER 31, 2000
Allowance for doubtful accounts	$ 3,324	$ 945	$1,995	$ 2,274
Inventory reserves	13,460	937	2,065	12,332
Deferred tax valuation allowance	18,272	3,660	0	21,932

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2003, by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ Wesley W. Lang, Jr.	Chairman of the Board of Directors
Wesley W. Lang, Jr.

/s/ Dawn R. Johnston	Vice President and Corporate Controller
Dawn R. Johnston

/s/ Charles M. Diker	Director
Charles M. Diker

/s/ Donald P. Greenberg	Director
Donald P. Greenberg

/s/ Roger Henderson	Director
Roger Henderson

/s/ Christopher R. Kelly	Director
Christopher R. Kelly

/s/ Jerry Kieliszak	Sr. VP and Chief Financial Officer
Jerry Kieliszak

/s/ Joan Y. McCabe	Director
Joan Y. McCabe

/s/ Eugene M. Weber	Director
Eugene M. Weber

/s/ Michael Wellesley-Wesley	President, CEO and Director
Michael Wellesley-Wesley

CERTIFICATIONS

I, Michael Wellesley-Wesley, Chief Executive Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Chyron Corporation (the "registrant") for the annual period ended December 31, 2002 (the "annual report");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and
Chief Executive Officer

I, Jerry Kieliszak, Chief Financial Officer, certify that:

1. I have reviewed this annual report on Form 10-K of Chyron Corporation (the "registrant") for the annual period ended December 31, 2002 (the "annual report");

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors:

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Jerry Kieliszak
Jerry Kieliszak
Senior Vice President and
Chief Financial Officer