Form 10-Q
period 2003-03-31
CHYRON CORP
filed 2003-05-14
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003
Commission File Number 1-9014
Chyron Corporation
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)
(631) 845-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes	No	X

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date.

Common Stock $.01 Par Value - 39,633,988 as of May 9, 2003

This document consists of 22 pages

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2003 (unaudited)
	and December 31, 2002	3
	Consolidated Statements of Operations (unaudited) for the Three
	Months ended March 31, 2003 and 2002	4
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2003 and 2002	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31,
ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$1,705	$1,217
Restricted cash	1,000	1,000
Accounts receivable, net	7,209	6,827
Inventories, net	8,110	8,668
Marketable security	84	76
Prepaid expenses and other current assets	836	636
Total current assets	18,944	18,424

Property and equipment, net	4,065	4,420
Intangible assets, net	164	253
Pension asset	3,888	3,888
Other assets	1,016	1,002
TOTAL ASSETS	$28,077	$27,987

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,883	$8,166
Current portion of long-term debt	4,878	5,141
Convertible senior notes	2,565	2,486
Capital lease obligations	88	92
Total current liabilities	15,414	15,885

Long-term debt	1,033	1,086
Convertible debentures	9,864	9,572
Capital lease obligations	107	128
Pension liability	2,200	2,222
Other liabilities	1,474	1,457
Total liabilities	30,092	30,350

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 39,606,033 at March 31, 2003 and
39,563,691 at December 31, 2002	396	396
Additional paid-in capital	71,464	71,453
Accumulated deficit	(73,528)	(73,613)
Accumulated other comprehensive loss	(347)	(599)
Total shareholders' deficit	(2,015)	(2,363)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$28,077	$27,987

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(In thousands, except per share amounts)

(Unaudited)
	2003	2002

Net sales	$10,904	$10,068
Cost of products sold	4,685	4,530
Gross profit	6,219	5,538

Operating expenses:
Selling, general and administrative	4,248	4,615
Research and development	1,060	1,054

Total operating expenses	5,308	5,669

Operating income (loss)	911	(131)

Interest expense	543	568

Interest income	(2)	(3)

Other expense, net	285	124

Net income (loss)	$ 85	$(820)

Earnings (loss) per common share:
Basic	$0.00	$(0.02)
Diluted	$0.00	$(0.02)

Weighted average shares outstanding:
Basic	39,577	39,564
Diluted	39,582	39,564

Comprehensive income (loss):
Net income (loss)	$ 85	$(820)
Other comprehensive income:
Foreign currency translation gain	31	64
Unrealized gain on securities available for sale	10	40

Total comprehensive income (loss)	$ 126	$(716)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2003 AND 2002
(In thousands)
(Unaudited)

	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 85	$(820)
Adjustments to reconcile net income (loss) provided by
(used in) operating activities:
Depreciation and amortization	465	650
Non-cash settlement of interest liability	356	339
Impairment of marketable security	211
Amortization of debt issue costs	90	105
Other	120	21
Changes in operating assets and liabilities:
Accounts receivable	(433)	1,261
Inventories	443	(422)
Prepaid expenses and other assets	(311)	(516)
Accounts payable and accrued expenses	(144)	(1,281)
Other liabilities		105
Net cash provided by (used in) operating activities	882	(558)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(67)	(12)
Net cash used in investing activities	(67)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(475)
Borrowings (payments) on revolving credit agreements, net	180	(1,904)
Payments of capital lease obligations	(21)	(28)
Net cash used in financing activities	(316)	(1,932)

Effect of foreign currency rate fluctuations on cash and
cash equivalents	(11)	(2)
Change in cash and cash equivalents	488	(2,504)
Cash and cash equivalents at beginning of period	1,217	4,342
Cash and cash equivalents at end of period	$ 1,705	$ 1,838

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2003 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 method of presentation.

Nature of Business

We provide signal distribution, automation and graphics products to the broadcast industry for use in digital television. Currently, our customers are facing capital budget constraints because of a slowdown in the U.S. and European economies, and there are few signs of growth in our traditional markets. In addition, we have sustained losses from operations in each of the six years ended December 31, 2002. During 2001, we implemented two restructuring plans to reduce staff and curtail certain operating and discretionary expenses. We planned that these actions would reduce operating costs by $11 million. The combined savings in 2002 selling, general & administrative ("SG&A") and research and development ("R&D") expenses were $11.5 million as compared to 2001.

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

In preparing contingency plans for a lower level of 2003 sales than we are currently forecasting, we have re-examined our cost structure, and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, trade shows, advertising, professional fees and equipment, among other items. This plan would affect both the Graphics and the Signal Distribution and Automation divisions of our business. However, there can be no assurance we would be able to execute the plans in adequate time to provide an immediate or short-term benefit.

Our borrowing facility with our U.S. bank requires that for 2003 we achieve certain quarterly financial covenants with respect to our U.S. operations: a designated minimum EBITDA; maintain in a pledged account at our U.S. bank a minimum cash balance of $1 million at all times; achieve a set fixed charge ratio, and upon repayment on December 31, 2003 of the senior subordinated convertible notes plus accrued interest, maintain a minimum undrawn availability of $0.25 million at all times under our revolving line of credit. While we met the financial covenants for all quarters of 2002 and the first quarter of 2003, our operating results in the past have caused us to violate the financial covenants in place at the time for which we either obtained waivers or amended our bank agreements. We cannot be certain we will achieve these covenants for the remainder of 2003, although we believe that unless quarterly EBITDA for the U.S. business falls short of plan by more than 15% in any future quarter, we will likely achieve the covenants. There is no assurance we will not be in violation of bank covenants in the future because of fluctuations or deterioration in our operating results. At that point there is no assurance we will be able to obtain waivers or amend our bank agreements. If not, we would be in violation of our financial covenants and the bank would have the right to demand full payment of all amounts owed them. We would then be required to settle the outstanding obligation. At March 31, 2003, we owed the U.S. bank $3.3 million, consisting of $2.4 million under our revolving credit line and $0.9 million under our outstanding term loan. Based on our agreed repayment schedule with the U.S. bank, we are repaying the term loan in varying monthly amounts until paid in full in September 2003.

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

In specific terms, the contemplated sources of capital to meet our bank obligation are listed below:

  Make additional reductions in staff and overhead as per our contingent restructuring plan to save $0.8 million in cash outlays assuming implementation in June 2003. Such savings would be reduced by approximately $0.15 million for each month of delay.

  Refinance the mortgage on our Pro-Bel office building in Reading, U.K.: Refinance of the existing mortgage could generate proceeds of up to $1 million. However, there can be no assurance we will be able to refinance the mortgage on our building and if we do, that we will be able to generate the desired proceeds.

  If we do not refinance our mortgage on our Pro-Bel office building in Reading, U.K., as described above, we would consider the sale or sale-leaseback of such building: Net of and assuming no refinance of the existing mortgage, a sale or sale-leaseback could generate proceeds of between $2.0 million to $2.6 million. However, there can be no assurance we will be able to sell or arrange a sale-leaseback of our building for these amounts.

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

2. MARKETABLE SECURITY

During the quarter ended March 31, 2003 we evaluated our investment in equity securities of vizrt Ltd. (symbol VIZ - traded on Neuer market and Frankfurt stock exchange). Due to trading values that were below our cost for a period of time, we determined that the decline in market value was other than temporary and wrote this security down to its current fair value. Accordingly, an impairment loss of $0.2 million, which is included in other expense, was charged to earnings.

3. INTANGIBLE ASSETS

In 2000, we purchased a 20% interest in Video Technics, Inc., which develops software for the Chyron Aprisa Clip/Stillstore systems. The investment is accounted for under the equity method of accounting.

The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, has been ascribed to an exclusive sales and marketing agreement and is being amortized over three years pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets." Amortization of this intangible approximated $0.09 million in the three months ended March 31, 2003 and 2002. As of March 31, 2003 and December 31, 2002 the gross asset balance was $1.1 million and the accumulated amortization was $0.9 million and $0.8 million, respectively. Amortization for the year ended December 31, 2003 will be $0.25 million.

4. INVENTORIES

Inventory is comprised of the following (in thousands):

	March 31,	December 31,
	2003	2002
Finished goods	$4,062	$4,306
Work-in-progress	837	615
Raw material	3,211	3,747
	$8,110	$8,668

5. EQUITY BASED COMPENSATION

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the three months ended March 31, 2003 and 2002. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net income (loss) and earnings (loss) per share if the fair value method had been applied (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2003	2002

Net income (loss)	$ 85	$(820)
Total stock-based compensation income (expense)
determined under fair value based method,
net of related tax effects	40	(151)
Pro forma net income (loss)	$125	$(971)
Earnings (loss) per share:
Basic - as reported	$0.00	$(0.02)
Basic - pro forma	0.00	(0.02)
Diluted - as reported	0.00	(0.02)
Diluted - pro forma	0.00	(0.02)

6. SEGMENT INFORMATION

Chyron's businesses are organized, managed and internally reported as two segments. The segments, which are based on differences in products and technologies, are Graphics Products and Signal Distribution and Automation. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies" included in our Financial Statements contained in our Annual Report on Form 10-K for the year ended December 31, 2002. We are an integrated organization characterized by interdivisional cooperation, cost allocations and inventory transfers. Therefore, management does not represent that these segments, if operated independently, would report the financial information shown below.

	Three Months Ended
	March 31,
	(In thousands)
	2003	2002
Net sales
Graphics	$5,299	$4,817
Signal Distribution & Automation	5,605	5,251

Operating income (loss)
Graphics	600	8
Signal Distribution & Automation	311	(139)

Depreciation and amortization
Graphics	173	359
Signal Distribution & Automation	292	291

Geographic sales
United States	6,297	5,309
United Kingdom	2,746	3,306
Other	1,861	1,453

7. RECENT ACCOUNTING PRONOUNCEMENTS

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to at the date an entity commits to an exit plan. We have adopted SFAS 146 as of January 1, 2003, for any exit or disposal activities after that date, which did not have a material impact on the Company's Consolidated Financial Statements.

In December 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As of January 1, 2003, we have adopted the provisions of FIN 45, which did not have a material impact on the Company's Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the OTC Bulletin Board as a trading platform, expansion into new markets, and our ability to successfully implement our strategic alliance strategy. Additional factors affecting future results, and which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2002, include:

  We cannot assure you that we will maintain profitability because we have a history of losses.

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

  We depend on a limited number of suppliers of surface mount components.

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

  In order to become consistently profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products.

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

  We have not issued dividends on our common stock for over thirteen years and do not anticipate doing so in the foreseeable future.

  The price of our common stock may be volatile.

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

Comparison of the Three Months Ended March 31, 2003 and 2002

Consolidated revenues for the quarter ended March 31, 2003 were $10.9 million, an increase of $0.8 million, or 8% from the $10.1 million reported for the first quarter of 2002.

First quarter 2003 revenues from the Graphics division were $5.3 million as compared to $4.8 million for the first quarter of 2002, which represented an increase of 10%. This increase is primarily due to an increase in sales of Duet products of $0.7 million, offset by a $0.2 million decrease in sales of legacy iNFiNiT! products. The increase in Duet products is primarily attributable to a greater level of customer confidence and acceptance in the U.S. market in addition to a wider product range. The Duet product was initially launched with only a sophisticated high-end unit, but now we also provide for a range of low cost packages running on PC based platforms to fully integrated systems.

First quarter 2003 revenues from the Signal Distribution and Automation division were $5.6 million as compared to $5.3 million for the first quarter of 2002, which represented an increase of 6%. This increase results primarily from increased sales of automation equipment.

Gross margins for the first quarter of 2003 increased to 57% from 55% in the comparable quarter in 2002. Margins in the Graphics division of approximately 57% in 2003 were comparable to 2002 margins. Contributing to this consistency are material costs that have remained consistent due to the ability to leverage off the numerous products within the range and strict containment of overhead costs. Margins in the Signal Distribution and Automation division also approximated 57%. This represented a slight increase over 2002 margins, driven primarily by the greater proportion of revenue from automation, which carries higher gross margins.

Selling, general and administrative (SG&A) expenses decreased by $0.3 million, to $4.3 million in the quarter ended March 31, 2003, compared to $4.6 million in the first quarter of 2002. The major components of the decrease are reductions in sales and marketing expenses (primarily travel, commissions and marketing salaries) of $0.2 million, $0.1 million in facility costs, and the balance attributable to reductions in costs of employee benefits and other administrative expenses.

Research and development (R&D) costs of $1.1 million in the first quarter of 2003 were consistent with 2002 expenditures of $1.1 million. This level of expenditure is consistent with our budgeted spending plans for 2003 and we believe is at a level that will not significantly drain our cash resources and will enable us to continue to invest in our next generation products.

Overall interest expense of $0.54 million in the three months ended March 31, 2003 was relatively consistent with expense levels in 2002 of $0.57 million. Reductions in interest expense result from lower interest rates, as well as lower average outstanding balances on our U.S. and U.K. credit facilities, in 2003 than 2002. This was offset slightly by increased interest expense attributable to our debentures since we are not settling that liability in cash, but rather accruing interest through the issuance of additional debentures. Interest income in each year is nominal as cash on hand is used primarily for operations and not invested in any long-term arrangements.

The components of other expense, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2003	2002

Impairment of marketable security	$211
Foreign exchange transaction loss	74	$103
Other		21
	$285	$124

During the quarter ended March 31, 2003 we evaluated our investment in equity securities of vizrt Ltd., that was trading below our cost for a period of time, and determined that the decline in the market value was other than temporary. Accordingly, the security was written down to its current fair value and a loss of $0.2 million was charged to earnings.

Liquidity and Capital Resources

During the first quarter of 2003, net cash of $0.9 million was provided by operations as compared to a use of cash of $0.6 million in the first quarter of 2002. The generation of cash from operations results primarily from net income of $0.08 million, increased by non-cash expenses totaling $1.2 million and offset by net changes in operating assets and liabilities of $0.4 million. In the first quarter of 2002, the net loss of $0.8 million, when adjusted for non-cash items totaling $1.1 million, resulted in positive cash flow of $0.3 million that was offset by a net use of $0.9 million from changes in operating assets and liabilities, primarily the reduction of accounts payable and accrued expenses.

At March 31, 2003, we had cash on hand, including restricted cash, of $2.7 million and working capital of $3.5 million. Due to the requirement of our U.S. bank to maintain a minimum cash balance of $1 million, such amount has been classified as restricted cash. The availability under the U.S. revolving line of credit was $0.5 million and under the U.K. overdraft facility was $0.1 million (collectively the "revolving lines of credit") at March 31, 2003.

We provide signal distribution and graphics products to the broadcast industry for use in digital television. Currently, our customers are facing capital budget constraints because of a slowdown in the U.S. and European economies, and there are few signs of growth in our traditional markets. In addition, we have sustained losses from operations in each of the six years ended December 31, 2002. During 2001 we implemented two restructuring plans to reduce staff and curtail certain operating and discretionary expenses. We planned that these actions would reduce operating costs by $11 million. The combined savings in 2002 SG&A and R&D expenses were $11.5 million as compared to 2001.

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

In preparing contingency plans for a lower level of 2003 sales than we are currently forecasting, we have re-examined our cost structure, and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, trade shows, advertising, professional fees and equipment, among other items. This plan would affect both the Graphics and the Signal Distribution and Automation divisions of our business. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

Our borrowing facility with our U.S. bank requires that for 2003 we achieve certain quarterly financial covenants with respect to our U.S. operations: a designated minimum EBITDA; maintain in a pledged account at our U.S. bank a minimum cash balance of $1 million at all times; achieve a set fixed charge ratio, and upon repayment on December 31, 2003 of the senior subordinated convertible notes plus accrued interest, maintain a minimum undrawn availability of $0.25 million at all times under our revolving line of credit. While we met the financial covenants for all quarters of 2002 and the first quarter of 2003, our operating results in the past have caused us to violate the financial covenants in place at the time for which we either obtained waivers or amended our bank agreements. We cannot be certain we will achieve our covenants for the remainder of 2003, although we believe that unless quarterly EBITDA for the U.S. business falls short of plan by more than 15% in any future quarter, we will likely achieve the covenants. There is no assurance we will not be in violation of bank covenants in the future because of fluctuations or deterioration in our operating results. At that point there is no assurance we will be able to obtain waivers or amend our bank agreements. If not, we would be in violation of our financial covenants and the bank would have the right to demand full payment of all amounts owed them. We would then be required to settle the outstanding obligation. At March 31, 2003, we owed the U.S. bank $3.3 million, consisting of $2.4 million under our revolving credit line and $0.9 million under our outstanding term loan. Based on our agreed repayment schedule with the U.S. bank, we are repaying the term loan in varying monthly amounts until paid in full in September 2003.

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

In specific terms, the contemplated sources of capital to meet our bank obligation are listed below:

  Make additional reductions in staff and discretionary expenses as per our contingent restructuring plan to save $0.8 million in cash outlays assuming implementation in June 2003. Such savings would be reduced by approximately $0.15 million for each month of delay. A further restructuring may not be possible without impairing the business.

  Refinance the mortgage on our Pro-Bel office building in Reading, U.K.: Refinance of the existing mortgage could generate proceeds of up to $1 million. However, there can be no assurance we will be able to refinance the mortgage on our building and if we do, that we will be able to generate the desired proceeds.

  If we do not refinance our mortgage on our Pro-Bel office building in Reading, U.K., as described above, we would consider the sale or sale-leaseback of such building: Net of and assuming no refinance of the existing mortgage, a sale or sale-leaseback could generate proceeds of between $2.0 million to $2.6 million. However, there can be no assurance we will be able to sell or arrange a sale-leaseback of our building for these amounts.

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

Recent Accounting Pronouncements

In July 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred as opposed to at the date an entity commits to an exit plan. We have adopted SFAS 146 as of January 1, 2003, for any exit or disposal activities after that date, which did not have a material impact on the Company's Consolidated Financial Statements.

In December 2002, the FASB issued FIN 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." This interpretation expands the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. As of January 1, 2003, we have adopted the provisions of FIN 45 which did not have a material impact on the Company's Consolidated Financial Statements.

In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of FASB Statement No. 123." The Company is choosing to continue with its current practice of applying the recognition and measurement principles of APB No. 25, "Accounting for Stock Issued to Employees." The Company has adopted the disclosure requirements of SFAS No. 148.

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 is not expected to have a material effect on the Company's Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended March 31, 2003 and 2002, sales to foreign customers were 42% and 47% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars. The net impact of foreign exchange transactions was a loss of $0.1 million and a loss of $0.1 million for the quarter ended March 31, 2003, and 2002, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.1	Indemnification Agreement between Chyron Corporation and Joan Y. McCabe, dated April 10, 2003.

10.2	Severance Agreement between Chyron Corporation and Jerry Kieliszak, dated May 2, 2003.

99.	Certification of Chief Executive Officer and Chief Financial Officer (pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350)

(b) Reports on Form 8-K:

A Form 8-K was filed on January 17, 2003 pertaining to changes in senior management. The Company named Michael Wellesley-Wesley as its President and Chief Executive Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 14, 2003	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

May 14, 2003	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President

CERTIFICATIONS

CERTIFICATION BY
CHIEF EXECUTIVE OFFICER
UNDER EXCHANGE ACT RULES 13a-14 OR 15d-14

I, Michael Wellesley-Wesley, Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chyron Corporation (the "registrant") for the quarterly period ended March 31, 2003 (the "quarterly report");

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

Date: May 14, 2003

/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and
Chief Executive Officer

CERTIFICATION BY
CHIEF FINANCIAL OFFICER
UNDER EXCHANGE ACT RULES 13a-14 OR 15d-14

I, Jerry Kieliszak, Chief Financial Officer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Chyron Corporation (the "registrant") for the quarterly period ended March 31, 2003 (the "quarterly report");

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

Date: May 14, 2003

/s/ Jerry Kieliszak
Jerry Kieliszak
Senior Vice President and
Chief Financial Officer