Form 10-Q
period 2003-06-30
CHYRON CORP
filed 2003-08-07
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2003
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

Common Stock $.01 Par Value - 39,710,562 as of August 1, 2003

This document consists of 22 pages

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2003 (unaudited) and
	December 31, 2002	3

	Consolidated Statements of Operations (unaudited) for the Three
	Months ended June 30, 2003 and 2002	4

	Consolidated Statements of Operations (unaudited) for the Six
	Months ended June 30, 2003 and 2002	5

	Consolidated Statements of Cash Flows (unaudited) for the Six
	Months ended June 30, 2003 and 2002	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 4.	Submission of Matters to a Vote of Security Holders	21

Item 6.	Exhibits and Reports on Form 8-K	21

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	June 30,	December 31,
ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$1,585	$1,217
Restricted cash	1,000	1,000
Accounts receivable, net	6,766	6,827
Inventories, net	7,963	8,668
Marketable security	128	76
Prepaid expenses and other current assets	811	636
Total current assets	18,253	18,424

Property and equipment, net	3,877	4,420
Intangible assets, net	76	253
Pension asset	3,888	3,888
Other assets	951	1,002
TOTAL ASSETS	$27,045	$27,987

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$7,533	$8,166
Current portion of long-term debt	4,081	5,141
Convertible senior notes	2,635	2,486
Capital lease obligations	91	92
Total current liabilities	14,340	15,885

Long-term debt	1,049	1,086
Convertible debentures	10,166	9,572
Capital lease obligations	88	128
Pension liability	2,283	2,222
Other liabilities	1,424	1,457
Total liabilities	29,350	30,350

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 39,690,396 at June 30, 2003 and
39,563,691 at December 31, 2002	397	396
Additional paid-in capital	71,480	71,453
Accumulated deficit	(73,943)	(73,613)
Accumulated other comprehensive loss	(239)	(599)
Total shareholders' deficit	(2,305)	(2,363)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 27,045	$27,987

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands, except per share amounts)

(Unaudited)
	2003	2002

Net sales	$10,005	$10,297
Cost of products sold	4,606	5,028
Gross profit	5,399	5,269

Operating expenses:
Selling, general and administrative	4,377	5,040
Research and development	1,149	1,004

Total operating expenses	5,526	6,044

Operating loss	(127)	(775)

Interest expense	558	541

Interest income	(4)	(4)

Other (income) expense, net	(266)	(325)

Net loss	$ (415)	$ (987)

Net loss per common share - basic and diluted	$ (.01)	$ (.02)

Weighted average shares outstanding - basic and diluted	39,652	39,564

Comprehensive loss:
Net loss	$ (415)	$ (987)
Other comprehensive income (loss):
Foreign currency translation gain	65	82
Unrealized gain (loss) on securities available for sale	43	(27)

Total comprehensive loss	$ (307)	$ (932)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands, except per share amounts)

(Unaudited)
	2003	2002

Net sales	$20,909	$20,365
Cost of products sold	9,291	9,558
Gross profit	11,618	10,807

Operating expenses:
Selling, general and administrative	8,625	9,655
Research and development	2,209	2,058

Total operating expenses	10,834	11,713

Operating income (loss)	784	(906)

Interest expense	1,101	1,109

Interest income	(6)	(7)

Other expense (income), net	19	(201)

Net loss	$ (330)	$(1,807)

Net loss per common share - basic and diluted	$ (.01)	$ (.05)

Weighted average shares outstanding - basic and diluted	39,615	39,564

Comprehensive loss:
Net loss	$(330)	$(1,807)
Other comprehensive income:
Foreign currency translation gain	96	146
Unrealized gain on securities available for sale	53	13

Total comprehensive loss	$ (181)	$(1,648)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2003 AND 2002
(In thousands)
(Unaudited)
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(330)	$(1,807)
Adjustments to reconcile net loss to cash provided
by operating activities:
Depreciation and amortization	922	1,310
Non-cash settlement of interest liability	721	665
Impairment of marketable security	211
Amortization of debt issue costs	191	202
Other	(122)	47
Changes in operating assets and liabilities:
Accounts receivable	149	482
Inventories	896	560
Prepaid expenses and other assets	(265)	(330)
Accounts payable and accrued expenses	(698)	(874)
Other liabilities	21	115
Net cash provided by operating activities	1,696	370

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(122)	(28)
Net cash used in investing activities	(122)	(28)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(925)	(225)
Payments on revolving credit agreements, net	(253)	(2,142)
Payments of capital lease obligations	(46)	(63)
Net cash used in financing activities	(1,224)	(2,430)

Effect of foreign currency rate fluctuations on cash and
cash equivalents	18	6
Change in cash and cash equivalents	368	(2,082)
Cash and cash equivalents at beginning of period	1,217	3,342
Cash and cash equivalents at end of period	$1,585	$ 1,260

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2003 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 method of presentation.

Nature of Business

We provide signal distribution, automation and graphics products to the broadcast industry for use in analog and digital television. Currently, our customers are facing capital budget constraints because of a slowdown in the U.S. and European economies, and there are few signs of growth in our traditional markets. In addition, we have sustained losses from operations in each of the six years ended December 31, 2002. In 2002 our selling, general & administrative ("SG&A") and research and development ("R&D") expenses were $11.5 million lower than in 2001 as a result of two restructuring plans implemented in 2001 to reduce staff and curtail certain operating and discretionary expenses. In 2003, increased cost consciousness and further reductions in discretionary spending have resulted in net $0.9 million lower operating expenses in the first six months of 2003 as compared to the same period in 2002.

We continue to approach 2003 with caution, adopting a modest outlook for growth, and sizing the business accordingly. We do not currently intend to effect another restructuring as we did in 2001 unless a leveling off of 2003 sales to 2002 levels, or a downturn in sales, necessitates it. We have configured our business with a level of costs that allows flexibility to further reduce costs if economic conditions deteriorate. We believe we have sized our businesses to a level that will not significantly reduce our cash resources while continuing to invest in our new products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2003 forecasted revenues we believe we have the ability to (i) further reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan and (ii) refinance or sell (outright sale or sale-leaseback) our Pro-Bel division headquarters building in the U.K., so that we will have sufficient cash resources through December 31, 2003. However, there can be no assurance that we will be able to adjust our costs or refinance or sell our U.K. building in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments to our covenants from our U.S. bank should defaults occur.

In preparing our contingency plan for a lower level of 2003 sales than we are currently forecasting, we have re-examined our cost structure, and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, trade shows, advertising, professional fees and equipment, among other items. This plan would affect both the Graphics and the Signal Distribution and Automation divisions of our business. However, there can be no assurance we would be able to execute the plans in adequate time to provide an immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

Our borrowing facility with our U.S. bank requires that for 2003 we achieve certain quarterly financial covenants with respect to our U.S. operations: a designated minimum EBITDA; maintain in a pledged account at our U.S. bank a minimum cash balance of $1 million at all times; achieve a set fixed charge ratio, and upon repayment on December 31, 2003 of the senior subordinated convertible notes plus accrued interest, maintain a minimum undrawn availability of $0.25 million at all times under our revolving line of credit. While we met the financial covenants for all quarters of 2002 and the first two quarters of 2003, our operating results in the past have caused us to violate the financial covenants in place at the time for which we either obtained waivers or amended our bank agreements. We cannot be certain we will achieve these covenants for the remainder of 2003, although we believe that unless quarterly EBITDA for the U.S. business falls short of plan by more than 15% in any future quarter, we will likely achieve the covenants. There is no assurance we will not be in violation of bank covenants in the future because of fluctuations or deterioration in our operating results. At that point there is no assurance we will be able to obtain waivers or amend our bank agreements. If not, we would be in violation of our financial covenants and the bank would have the right to demand full payment of all amounts owed them. We would then be required to settle the outstanding obligation. At June 30, 2003, we owed the U.S. bank $1.9 million, consisting of $1.5 million under our revolving credit line and $0.4 million under our outstanding term loan. Based on our agreed repayment schedule with the U.S. bank, we are currently repaying the term loan at $150,000 per month until paid in full in September 2003.

If we were to be in violation of our financial covenants and the bank demanded full payment, our expectation is that we would not have the financial resources to meet the bank obligation in one single payment. We would, therefore, expect to agree to a payment plan to pay off the outstanding bank debt over a specific period of time. We cannot provide any assurance that the bank would accept any plan. Furthermore, we cannot provide any assurance that the sources of capital to pay off the bank would materialize in a timely manner and to the extent we had planned for.

In specific terms, the contemplated sources of capital to meet our bank obligation are listed below:

  Make additional reductions in staff and discretionary expenses as per our contingent restructuring plan to save $0.4 million in cash outlays assuming implementation in September 2003. Such savings would be reduced by approximately $0.15 million for each month of delay. A further restructuring may not be possible without impairing the business.

  Refinance the mortgage on our Pro-Bel office building in Reading, U.K. Refinance of the existing mortgage could generate proceeds of up to $1 million. However, there can be no assurance we will be able to refinance the mortgage on our building and if we do, that we will be able to generate the desired proceeds.

  If we do not refinance our mortgage on our Pro-Bel office building in Reading, U.K., as described above, we would consider the sale or sale-leaseback of such building. Net of and assuming no refinance of the existing mortgage, a sale or sale-leaseback could generate proceeds of between $2.0 million to $2.6 million. However, there can be no assurance we will be able to sell or arrange a sale-leaseback of our building for these amounts.

  Cash on the balance sheet. There may be no cash on the balance sheet at the time of covenant violation.

  Third party financial support. Sufficient additional financial support from third parties, which may include directors and principal shareholders, may not materialize as it has in the past.

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

2. MARKETABLE SECURITY

During the first quarter of 2003 we evaluated our investment in equity securities of vizrt Ltd. (symbol VIZ - traded on the Prime Standard segment of the Frankfurt Stock Exchange). Due to trading values that were below our cost for a period of time, we determined that the decline in market value was other than temporary and wrote this security down to its then fair value. Accordingly, an impairment loss of $0.2 million, which is included in other expense, was charged to earnings.

3. INTANGIBLE ASSETS

In 2000, we purchased a 20% interest in Video Technics, Inc., which develops software for the Chyron Aprisa Clip/Stillstore systems. The investment is accounted for under the equity method of accounting.

The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, has been ascribed to an exclusive sales and marketing agreement and is being amortized over three years pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets." Amortization of this intangible approximated $0.09 million in the three months ended June 30, 2003 and 2002 and $0.18 million in the six months ended June 30, 2003 and 2002. As of June 30, 2003 and December 31, 2002 the gross asset balance was $1.1 million and the accumulated amortization was $1.0 million and $0.8 million, respectively. Amortization for the year ended December 31, 2003 will be $0.25 million.

4. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	June 30,	December 31,
	2003	2002
Finished goods	$4,165	$4,306
Work-in-progress	722	615
Raw materials	3,076	3,747
	$7,963	$8,668

5. EQUITY BASED COMPENSATION

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the three or six months ended June 30, 2003 and 2002. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net loss and net loss per common share if the fair value method had been applied (in thousands except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Net loss	$(415)	$(987)	$(330)	$(1,807)
Total stock-based compensation
expense determined under fair value based
method, net of related tax effects	(125)	(156)	(85)	(307)
Pro forma net loss	$(540)	$(1,143)	$(415)	$(2,114)
Net loss per common share:
Basic and diluted - as reported	$(.01)	$(.02)	$(.01)	$(.05)
Basic and diluted- pro forma	(.01)	(.03)	(.01)	(.05)

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	(In thousands)		(In thousands)
	2003	2002	2003	2002
Net sales
Graphics	$4,991	$5,879	$10,290	$10,696
Signal Distribution & Automation	5,014	4,418	10,619	9,669

Operating income (loss)
Graphics	287	(37)	887	(29)
Signal Distribution & Automation	(414)	(738)	(103)	(877)

Depreciation and amortization
Graphics	163	358	336	717
Signal Distribution & Automation	294	302	586	593

Geographic sales
United States	5,823	5,072	12,120	10,381
United Kingdom	1,743	2,033	4,489	5,339
Other	2,439	3,192	4,300	4,645

7. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (or EITF) of the Financial Accounting Standards Board (or FASB) issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We are currently evaluating the impact of EITF 00-21 on revenue arrangements we enter into in the future.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not have a material impact on the Company's Consolidated Financial Statements.

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

Comparison of the Three and Six Months Ended June 30, 2003 and 2002

Revenues for the quarter ended June 30, 2003 were $10.0 million, a decrease of $0.3 million, or 3% from the $10.3 million reported for the second quarter of 2002. Revenues for the six months ended June 30, 2003 were $20.9 million, an increase of $0.5 million or 3% from the $20.4 million reported for the first six months of 2002.

Second quarter 2003 revenues from the Graphics division were $5.0 million as compared to $5.9 million for the second quarter of 2002, which represented a decrease of 15%. Revenues for the six month periods from the Graphics division were $10.3 million in 2003 as compared to $10.7 million in 2002. Second quarter revenues in the Graphics division were impacted primarily by an increase of $0.9 million in U.S. sales of Duet products, offset by a decline of $1.4 million in international sales of Duet products. The increase in the U.S. market resulted from a greater level of customer confidence and acceptance, in addition to a wider product range. The Duet product was initially launched with only a sophisticated high-end unit, but now we also provide for a range of low cost packages running on PC based platforms to fully integrated systems. In the second quarter of 2002, we had received two large European orders that did not recur in 2003.

Second quarter 2003 revenues from the Signal, Distribution and Automation division were $5.0 million as compared to $4.4 million for the second quarter of 2002, which represented an increase of 14%. Revenues for the six month periods from the Signal, Distribution and Automation division were $10.6 million in 2003 as compared to $9.7 million in 2002, a 9% increase. This increase resulted primarily from international sales of hardware equipment.

Gross margins for the second quarter of 2003 increased to 54% from 51% in the comparable quarter in 2002. Gross margins for the six month periods in 2003 and 2002, were 56% and 53% respectively. Gross margins in the Graphics division have improved to 54% in the second quarter of 2003 as compared to 48% in the second quarter of 2002 as a result of strict containment of overhead costs and lower material costs resulting from the ability to leverage off the numerous products within the range. Gross margins in the Signal Distribution and Automation division of approximately 54% were lower than 56% realized in the comparable quarter in 2002 due primarily to product mix, most notably due to one large software order that was recognized in the second quarter of 2002.

Selling, general and administrative (SG&A) expenses decreased by $0.6 million, to $4.4 million in the quarter ended June 30, 2003 compared to $5 million in the second quarter of 2002. SG&A expenses decreased by $1 million, to $8.6 million in the first six months of 2003 compared to $9.6 million for the first six months of 2002. The major components of the decrease in the second quarter amounts are reductions in sales and marketing expenses (primarily travel, commissions and marketing salaries) of $0.2 million, facility costs of $0.1 million, $0.2 million in administrative costs and the balance attributable to reductions in costs of employee benefits and other miscellaneous expenses. These same components comprised the decrease in the comparable six month periods.

Research and development (R&D) costs in the second quarter of 2003 of $1.1 million increased slightly by $0.1 million compared to the quarter ended June 30, 2002. R&D costs increased by $0.2 million, to $2.2 million in the first six months of 2003, compared to $2.0 million for the first six months of 2002. The increases are primarily due to several recent additions to headcount. This level of expenditure is consistent with our budgeted spending plans for 2003 and we believe is at a level that will not significantly drain our cash resources and will enable us to continue to invest in our next generation products.

Overall interest expense of $0.5 million in the three months ended June 30, 2003 was relatively consistent with expense levels in 2002. Reductions in interest expense result from lower interest rates, as well as lower average outstanding balances on our U.S. and U.K. credit facilities, in 2003 than 2002. This was offset by increased interest expense attributable to our senior notes and debentures since we are not settling that liability in cash, but rather accruing interest through the issuance of additional principal obligations. Interest income in each period is nominal as cash on hand is used primarily for operations and not invested in any long-term arrangements.

The components of other (income) expense, net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Foreign exchange transaction gain	$(264)	$(321)	$(190)	$(218)
Impairment of marketable security			211
Other	(2)	(4)	(2)	17
	$(266)	$(325)	$ 19	$(201)

Liquidity and Capital Resources

During the six months ended June 30, 2003, net cash of $1.7 million was provided by operations as compared to $0.4 million in the six months of 2002. The generation of cash from operations results primarily from the net loss of $0.3 million, offset by non-cash expenses totaling $1.9 million and net changes in operating assets and liabilities of $0.1 million. In the first six months of 2002, the net loss of $1.8 million, when adjusted for non-cash items totaling $2.2 million, resulted in positive cash flow of $0.4 million. During the six months ended June 30, 2002 the net change in operating assets and liabilities was minimal.

At June 30, 2003, we had cash on hand, including restricted cash, of $2.6 million and working capital of $3.9 million. Due to the requirement of our U.S. bank to maintain a minimum cash balance of $1 million, such amount has been classified as restricted cash. The unutilized availability under the U.S. revolving line of credit was $1 million and under the U.K. overdraft facility was $0.5 million (collectively the "revolving lines of credit") at June 30, 2003.

We provide signal distribution and graphics products to the broadcast industry for use in analog and digital television. Currently, our customers are facing capital budget constraints because of a slowdown in the U.S. and European economies, and there are few signs of growth in our traditional markets. In addition, we have sustained losses from operations in each of the six years ended December 31, 2002. In 2002 our selling, general & administrative ("SG&A") and research and development ("R&D") expenses were $11.5 million lower than in 2001 as a result of two restructuring plans implemented in 2001 to reduce staff and curtail certain operating and discretionary expenses. In 2003, increased cost consciousness and further reductions in discretionary spending have resulted in net $0.9 million lower operating expenses in the first six months of 2003 as compared to the same period in 2002.

We continue to approach 2003 with caution, adopting a modest outlook for growth, and sizing the business accordingly. We do not currently intend to effect another restructuring as we did in 2001 unless a leveling off of 2003 sales to 2002 levels, or a downturn in sales, necessitates it. We have configured our business with a level of costs that allows flexibility to further reduce costs if economic conditions deteriorate. We believe we have sized our businesses to a level that will not significantly reduce our cash resources while continuing to invest in our new products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2003 forecasted revenues we believe we have the ability to (i) further reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan and (ii) refinance or sell (outright sale or sale-leaseback) our Pro-Bel division headquarters building in the U.K., so that we will have sufficient cash resources through December 31, 2003. However, there can be no assurance that we will be able to adjust our costs or refinance or sell our U.K. building in sufficient time to respond to revenue shortfalls or obtain waivers and/or amendments to our covenants from our U.S. bank should defaults occur.

In preparing our contingency plan for a lower level of 2003 sales than we are currently forecasting, we have re-examined our cost structure, and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, trade shows, advertising, professional fees and equipment, among other items. This plan would affect both the Graphics and the Signal Distribution and Automation divisions of our business. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

Our borrowing facility with our U.S. bank requires that for 2003 we achieve certain quarterly financial covenants with respect to our U.S. operations: a designated minimum EBITDA; maintain in a pledged account at our U.S. bank a minimum cash balance of $1 million at all times; achieve a set fixed charge ratio, and upon repayment on December 31, 2003 of the senior subordinated convertible notes plus accrued interest, maintain a minimum undrawn availability of $0.25 million at all times under our revolving line of credit. While we met the financial covenants for all quarters of 2002 and the first two quarters of 2003, our operating results in the past have caused us to violate the financial covenants in place at the time for which we either obtained waivers or amended our bank agreements. We cannot be certain we will achieve our covenants for the remainder of 2003, although we believe that unless quarterly EBITDA for the U.S. business falls short of plan by more than 15% in any future quarter, we will likely achieve the covenants. There is no assurance we will not be in violation of bank covenants in the future because of fluctuations or deterioration in our operating results. At that point there is no assurance we will be able to obtain waivers or amend our bank agreements. If not, we would be in violation of our financial covenants and the bank would have the right to demand full payment of all amounts owed them. We would then be required to settle the outstanding obligation. At June 30, 2003, we owed the U.S. bank $1.9 million, consisting of $1.5 million under our revolving credit line and $0.4 million under our outstanding term loan. Based on our agreed repayment schedule with the U.S. bank, we are currently repaying the term loan at $150,000 per month until paid in full in September 2003.

If we were to be in violation of our financial covenants, and the bank demanded full payment, our expectation is that we would not have the financial resources to meet the bank obligation in a single payment. We would, therefore, expect to agree to a payment plan to pay off the outstanding bank debt over a specific period of time. We cannot provide any assurance that the bank would accept any plan. Furthermore, we cannot provide any assurance that the sources of capital to pay off the bank would materialize in a timely manner and to the extent we had planned for.

In specific terms, the contemplated sources of capital to meet our bank obligation are listed below:

  Make additional reductions in staff and discretionary expenses as per our contingent restructuring plan to save $0.4 million in cash outlays assuming implementation in September 2003. Such savings would be reduced by approximately $0.15 million for each month of delay. A further restructuring may not be possible without impairing the business.

  Refinance the mortgage on our Pro-Bel office building in Reading, U.K. Refinance of the existing mortgage could generate proceeds of up to $1 million. However, there can be no assurance we will be able to refinance the mortgage on our building and if we do, that we will be able to generate the desired proceeds.

  If we do not refinance our mortgage on our Pro-Bel office building in Reading, U.K., as described above, we would consider the sale or sale-leaseback of such building. Net of and assuming no refinance of the existing mortgage, a sale or sale-leaseback could generate proceeds of between $2.0 million to $2.6 million. However, there can be no assurance we will be able to sell or arrange a sale-leaseback of our building for these amounts.

  Cash on the balance sheet. There may be no cash on the balance sheet at the time of covenant violation.

  Third party financial support. Sufficient additional financial support from third parties, which may include directors and principal shareholders, may not materialize as it has in the past.

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

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (or EITF) of the Financial Accounting Standards Board (or FASB) issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We are currently evaluating the impact of EITF 00-21 on revenue arrangements we enter into in the future.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not have a material impact on the Company's Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended June 30, 2003 and 2002, sales to foreign customers were 42% and 51% of total sales, respectively. For the six months ended June 30, 2003 and 2002, sales to foreign customers were 42% and 49%, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact of foreign exchange transactions was a gain of $0.3 million in each of the quarters ended June 30 in 2003 and 2002. The net impact of foreign exchange transactions in each of the six months ended June 30 in 2003 and 2002 was a gain of $0.2 million. We record translation gain or loss as a separate component of other comprehensive income or loss.

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

Item 4. CONTROLS AND PROCEDURES

As of June 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 22, 2003, voting was held for one proposal - the election of seven (7) directors to hold office until the next Annual Meeting. The results of that voting were as follows:

	In Favor	Against
Proposal:
Donald P. Greenberg	26,659,371	305,997
Roger Henderson	26,711,291	254,078
Christopher R. Kelly	26,711,401	253,967
Wesley W. Lang, Jr.	26,711,496	253,872
Joan Y. McCabe	26,711,475	253,894
Eugene M. Weber	26,711,496	253,872
Michael I. Wellesley-Wesley	26,710,462	254,906

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibit

31.1	Certification by Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification by Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K:

A Form 8-K was filed on May 15, 2003 pertaining to results at March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 7, 2003	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

August 7, 2003	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President