Form 10-Q
period 2003-09-30
CHYRON CORP
filed 2003-11-14
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003
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

Common Stock $.01 Par Value - 39,756,857 as of November 4, 2003

This document consists of 19 pages

CHYRON CORPORATION

INDEX

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	September 30,	December 31,
ASSETS	2003	2002
Current assets:
Cash and cash equivalents	$1,033	$1,217
Restricted cash	1,000	1,000
Accounts receivable, net	2,117	6,827
Inventories, net	1,932	8,668
Marketable security	285	76
Prepaid expenses and other current assets	631	636
Assets held for sale	17,782
Total current assets	24,780	18,424

Property and equipment, net	701	4,420
Intangible assets, net		253
Pension asset		3,888
Other assets	311	1,002
TOTAL ASSETS	$25,792	$27,987

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$3,997	$8,166
Current portion of long-term debt	936	5,141
Convertible senior notes	2,710	2,486
Capital lease obligations	4	92
Liabilities held for sale	9,389
Total current liabilities	17,036	15,885

Long-term debt		1,086
Convertible debentures	10,481	9,572
Capital lease obligations	19	128
Pension liability	2,330	2,222
Other liabilities	225	1,457
Total liabilities	30,091	30,350

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 39,742,855 at September 30, 2003 and
39,563,691 at December 31, 2002	397	396
Additional paid-in capital	71,499	71,453
Accumulated deficit	(76,115)	(73,613)
Accumulated other comprehensive loss	(80)	(599)
Total shareholders' deficit	(4,299)	(2,363)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$25,792	$27,987

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(In thousands except per share amounts)

(Unaudited)
		As Restated
	2003	2002

Net sales	$3,728	$4,806
Cost of products sold	1,722	2,402
Gross profit	2,006	2,404

Operating expenses:
Selling, general and administrative	1,672	1,956
Research and development	661	534

Total operating expenses	2,333	2,490

Operating loss	(327)	(86)

Interest expense	527	512
Interest income	(3)	(4)
Other expense, net	614	9

Loss from continuing operations	(1,465)	(603)

Loss from discontinued operations, net	(707)	(304)

Net loss	$(2,172)	$(907)

Net loss per share - basic and diluted:
Continuing operations	$(0.04)	$(0.01)
Discontinued operations	(0.01)	(0.01)

Net loss per share - basic and diluted	$(0.05)	$(0.02)

Weighted average shares used in computing per share amounts	39,720	39,564

Comprehensive loss:
Net loss	$(2,172)	$(907)
Other comprehensive income (loss):
Foreign currency translation gain	3	14
Unrealized gain (loss) on securities available for sale	156	(13)

Total comprehensive loss	$(2,013)	$ (906)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(In thousands except per share amounts)

(Unaudited)
		As Restated
	2003	2002

Net sales	$14,017	$15,502
Cost of products sold	6,265	7,554
Gross profit	7,752	7,948

Operating expenses:
Selling, general and administrative	5,310	6,389
Research and development	1,882	1,674

Total operating expenses	7,192	8,063

Operating income (loss)	560	(115)

Interest expense	1,541	1,535
Interest income	(10)	(12)
Other expense (income), net	806	(22)

Loss from continuing operations	(1,777)	(1,616)

Loss from discontinued operations, net	(725)	(1,098)

Net loss	$(2,502)	$(2,714)

Net loss per share - basic and diluted:
Continuing operations	$(0.04)	$(0.04)
Discontinued operations	(0.02)	(0.03)

Net loss per share - basic and diluted	$ (0.06)	$ (0.07)

Weighted average shares used in computing per share amounts	39,650	39,564

Comprehensive loss:
Net loss	$(2,502)	$(2,714)
Other comprehensive income:
Foreign currency translation gain	99	160
Unrealized gain on securities available for sale	209

Total comprehensive loss	$(2,194)	$(2,554)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
(In thousands)

(Unaudited)

		As Restated
	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,502)	$(2,714)
Adjustments to reconcile net loss to net cash provided by operating activities:
Loss from discontinued operations, net	725	1,098
Depreciation and amortization	500	940
Non-cash settlement of interest liability	1,100	1,002
Amortization of debt issue costs	291	304
Other	835	47
Changes in operating assets and liabilities:
Accounts receivable, net	1,890	363
Inventories	724	465
Prepaid expenses and other assets	(523)	(108)
Accounts payable and accrued expenses	(1,061)	(984)
Other liabilities	151	(151)
Net cash provided by continuing operating activities	2,130	262

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment, net	(137)	(74)
Net cash used in investing activities	(137)	(74)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(1,350)	(375)
Payments on revolving credit agreements, net	(1,375)	(636)
Payments of capital lease obligations	(12)	(38)
Net cash used in financing activities	(2,737)	(1,049)

Net cash provided by (used in) discontinued operations	560	(1,436)

Change in cash and cash equivalents	(184)	(2,297)

Cash and cash equivalents at beginning of period	1,217	3,342
Cash and cash equivalents at end of period	$ 1,033	$ 1,045

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2003 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2003 and 2002. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002. The December 31, 2002 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2002 financial statements to conform to the 2003 method of presentation.

Nature of Business

On November 6, 2003 we sold all of the stock of our wholly-owned subsidiary Chyron UK Holdings Limited, including the operating subsidiary Pro-Bel Limited. In effect, this eliminates the entire operations of the Signal Distribution and Automation segment and only the Graphics division will remain. For the nine month period ended September 30, 2003, revenues and the net loss attributable to the Signal Distribution and Automation segment were $15.5 million and $0.7 million, respectively. The details of the assets and liabilities and results of operations of this segment are discussed in the Footnote "Assets and Liabilities Held For Sale." As a result, the Company will now focus completely on our core-competency, the development of real-time graphics solutions for our worldwide professional video and TV broadcast customers.

The gross proceeds were approximately $15.3 million, before the required settlement of Pro-Bel bank obligations of approximately $3.4 million and related transaction costs, estimated to be $1.3 million. This resulted in net proceeds of $10.6 million of which $0.4 million will be paid in April 2005, $0.4 million will be held in escrow pending the final valuation of net assets sold and the balance of $9.8 was paid in cash at closing. The resultant net cash of approximately $10.6 will be used to pay off the remaining balance on our credit facility with our U.S. bank, whose financial covenants we were in violation of at September 30, 2003, to retire debt obligations of $3 million that mature December 31, 2003, with the balance to be used for working capital purposes and to pay down a portion of the Series A and B debentures that are due in December 2004. The Company's preliminary estimate of the gain on sale, which will be recorded in the fourth quarter of 2003, is approximately $2.5 million, subject to post closing adjustments.

Consequently, we believe we have sufficient cash to meet our operating requirements for 2003 and beyond. However, there is a risk that we may not be able to pay down all remaining debt obligations that are due in December 2004. We would, therefore, expect to renegotiate with the debenture holders or seek other sources of capital. There can be no assurance that the debenture holders would agree to new terms and conditions or that other sources of capital would be available. The broadcast industry, in which we operate, continues to face capital budget constraints due to a slowdown in the worldwide economy. We will continue to operate the remaining business with caution, adopting a modest outlook for growth and sizing the business accordingly. We do not currently intend to effect another restructuring as we did in 2001, unless circumstances necessitate it. We have configured our graphics business with a level of costs that allows flexibility to further reduce costs if economic conditions deteriorate. We believe we have sized our businesses to a level that will not significantly reduce our cash resources while continuing to invest in our new products. We operate in a rapidly changing environment and must remain responsive to changes as they occur.

2. MARKETABLE SECURITY

During the first quarter of 2003 we evaluated our investment in equity securities of vizrt Ltd. (symbol VIZ - traded on the Prime Standard segment of the Frankfurt Stock Exchange). Due to trading values that were below our cost for a period of time, we determined that the decline in market value was other than temporary and wrote this security down to its then fair value. Accordingly, an impairment loss of $0.2 million, which is included in other expense, was charged to earnings in the first quarter of 2003.

3. INTANGIBLE ASSETS

In 2000, we purchased a 20% interest in Video Technics, Inc., which develops software for the Chyron Aprisa Clip/Stillstore systems. The investment is accounted for under the equity method of accounting.

The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, has been ascribed to an exclusive sales and marketing agreement and is being amortized over three years pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets." Amortization of this intangible approximated $0.08 million and $0.09 million in the three months ended September 30, 2003 and 2002, respectively, and $0.25 million and $0.27 million in the nine months ended September 30, 2003 and 2002, respectively. As of September 30, 2003 this asset has been fully amortized.

4. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	September 30,	December 31,
	2003	2002
Finished goods	$287	$4,306
Work-in-progress	510	615
Raw materials	1,135	3,747
	$1,932	$8,668

Inventory of $6.7 million relating to our Pro-Bel division was included in assets held for sale at September 30, 2003.

5. EQUITY BASED COMPENSATION

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the three or nine months ended September 30, 2003 and 2002. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net loss and net loss per share if the fair value method had been applied (in thousands except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net loss	$(2,172)	$(907)	$(2,502)	$(2,714)
Total stock-based compensation
expense determined under fair value based
method, net of related tax effects	(134)	(159)	(219)	(466)
Pro forma net loss	$(2,306)	$(1,066)	$(2,721)	$(3,180)
Net loss per share:
Basic and diluted - as reported	$(0.05)	$(0.02)	$(0.06)	$(0.07)
Basic and diluted- pro forma	(0.06)	(0.03)	(0.07)	(0.08)

6. SEGMENT INFORMATION

As a result of the disposal of the Signal Distribution and Automation division in November 2003, we will only have one segment of business. Consequently, the only division remaining is the Graphics division, whose operating information is reported in the Statements of Operations for the three and nine month periods ended September 30, 2003 and 2002. The details of the Graphics division geographic sales are as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	(In thousands)		(In thousands)
	2003	2002	2003	2002

United States	$3,239	$4,220	$12,765	$11,774
United Kingdom	69	89	394	383
Other	420	497	858	3,345

7. ASSETS AND LIABILITIES HELD FOR SALE

On November 6, 2003, Chyron signed a sale and purchase agreement with Oval Limited ("Oval"), wherein Oval will purchase the entire Signal Distribution and Automation business. Prior to the quarter ended September 30, 2003, this was reported as a separate segment. The details of this transaction are discussed in Footnote 1 - "Nature of Business." Effective with the quarter ended September 30, 2003, this segment has been eliminated and the operating results will be reported as discontinued operations. Prior year Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. At September 30, 2003, the related assets and liabilities of this segment consisted of (in thousands):

Cash	$ 165
Accounts receivable, net	4,035
Inventories, net	6,741
Prepaid expenses and other assets	310
Property and equipment, net	2,643
Pension asset	3,888
Assets held for sale	$17,782

Accounts payable and accrued expenses	$5,194
Current and long term debt	3,044
Capital lease obligations	122
Other liabilities	1,029
Liabilities held for sale	$9,389

Following are the three and nine month Statements of Operations for the discontinued operations (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Net Sales	$4,916	$5,795	$15,535	$15,464
Cost of sales	2,277	2,759	7,025	7,165
	2,639	3,036	8,510	8,299
Operating expenses:
Selling, general and administrative	2,700	2,822	7,687	8,045
Research and development	562	479	1,549	1,396
Total operating expenses	3,262	3,301	9,236	9,441
Operating loss	(623)	(265)	(726)	(1,142)
Interest expense	55	53	143	156
Other expense (income)	29	(14)	(144)	(200)
Loss from discontinued operations	$(707)	$(304)	$(725)	$(1,098)

8. OTHER EXPENSE

In 1998, Pro-Bel sold one of its subsidiaries, Trilogy, to its management. Pro-Bel retained a 19% interest in the new company that resulted from the transaction and held an interest bearing note. Trilogy was unable to pay this note when it became due in August 2003. As a result, we believe that there is sufficient risk that we will not be able to recover this investment and note and fully reserved for such assets in the third quarter of 2003 which resulted in a charge to earnings of $0.6 million.

9. RECENT ACCOUNTING PRONOUNCEMENTS

In November 2002, the Emerging Issues Task Force (or EITF) of the Financial Accounting Standards Board (or FASB) issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We continuously evaluate the impact of EITF 00-21 on revenue arrangements we enter into which did not have a material impact on the Company's consolidated financial statements.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not have a material impact on the Company's Consolidated Financial Statements.

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

Results of Operations

This discussion should be read in conjunction with the Consolidated Financial Statements including the Notes thereto. On November 6, 2003 we sold the entire operations of the Signal Distribution and Automation segment and, as a result, will be reflected as a discontinued operation. Therefore, the discussion regarding results of operations that follows pertains exclusively to our Graphics division.

Comparison of the Three and Nine Months Ended September 30, 2003 and 2002

Revenues for the quarter ended September 30, 2003 were $3.7 million, a decrease of $1.1 million, or 23% from the $4.8 million reported for the third quarter of 2002. Revenues for the nine months ended September 30, 2003 were $14.0 million, a decrease of $1.5 million or 10% from the $15.5 million reported for the first nine months of 2002.

Third quarter and nine month revenues in 2003 as compared to 2002 were impacted primarily by a decline in sales of Duet products. The decline in the quarterly Duet revenues stemmed from a weak marketplace in the U.S. and lack of any significant order quantities. The decline in the nine month period Duet revenues resulted from overall declines in the international market due to cancellations and/or delays in international projects.

Gross margins for the third quarter of 2003 increased to 54% from 50% in the comparable quarter in 2002. Gross margins for the nine month periods in 2003 and 2002 were 55% and 51%, respectively. Gross margins in 2003 in the Graphics division have improved over all periods in 2002 as a result of strict containment of overhead costs and lower material costs resulting from the ability to leverage off the numerous products within the range.

Selling, general and administrative (SG&A) expenses decreased by $0.3 million, to $1.7 million in the quarter ended September 30, 2003 compared to $2.0 million in the third quarter of 2002. SG&A expenses decreased by $1.1 million, to $5.3 million in the first nine months of 2003 compared to $6.4 million for the first nine months of 2002. The major components of the decrease in the three and nine month periods are reductions in sales and marketing expenses, consisting primarily of travel, commissions and marketing salaries.

Research and development (R&D) costs in the third quarter of 2003 of $0.7 million increased slightly by $0.1 million compared to the quarter ended September 30, 2002. R&D costs increased by $0.2 million, to $1.9 million in the first nine months of 2003, compared to $1.7 million for the first nine months of 2002. The increase in the nine month period is primarily due to several additions to headcount. This level of expenditure is consistent with our budgeted spending plans for 2003 and we believe is at a level that will not significantly drain our cash resources and will enable us to continue to invest in our next generation products.

Overall interest expense of $0.5 million in the three months ended September 30, 2003 was relatively consistent with expense levels in 2002 as were expense levels in the nine month periods of $1.5 million. Reductions in interest expense result from lower interest rates, as well as lower average outstanding balances on our U.S. credit facilities in 2003 than 2002. This was offset by increased interest expense attributable to our senior notes and debentures since we are not settling that liability in cash, but rather accruing interest through the issuance of additional principal obligations. Interest income in each period is nominal as cash on hand is used primarily for operations and not invested in any long-term arrangements.

The components of other (income) expense, net are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2003	2002	2003	2002

Foreign exchange transaction (gain) loss	$(10)	$10	$(28)	$(22)
Impairment of marketable security			211
Other	624	(1)	623
	$614	$ 9	$ 806	$ (22)

During the quarter ended September 30, 2003 the Company determined that its investment in, and a note receivable from, Trilogy (a business that was sold in 1998) was at risk and fully reserved for such assets. This charge approximated $0.6 million and is a component of other expense.

During the first quarter of 2003 we evaluated our investment in equity securities of vizrt Ltd., that was trading below our cost for a period of time, and determined that the decline in the market value was other than temporary. Accordingly, the security was written down to its current fair value and a loss of $0.2 million was charged to earnings.

Liquidity and Capital Resources

At September 30, 2003, we had cash on hand, including restricted cash, of $2 million and working capital of $7.7 million.

During the nine months ended September 30, 2003, net cash of $2.1 million was provided by operations as compared to $0.3 million in the nine months of 2002. The generation of cash from operations in 2003 results primarily from the net loss of $2.5 million, offset by non-cash expenses totaling $2.7 million, $0.7 million from discontinued operations and net changes in operating assets and liabilities of $1.2 million.

Approximately $2.7 million was used to pay down balances on our credit facility with our U.S. bank. At September 30, 2003, our term loan was paid in full.

On November 6, 2003 we sold all of the stock of our wholly-owned subsidiary Chyron UK Holdings Limited, including the operating subsidiary Pro-Bel Limited. In effect, this eliminates the entire operations of the Signal Distribution and Automation segment and only the Graphics division will remain. For the nine month period ended September 30, 2003, revenues and the net loss attributable to the Signal Distribution and Automation segment were $15.5 million and $0.7 million, respectively.

The gross proceeds were approximately $15.3 million, before the required settlement of Pro-Bel bank obligations of approximately $3.4 million and related transaction costs, estimated to be $1.3 million. This resulted in net proceeds of $10.6 million of which $0.4 million will be paid in April 2005, $0.4 million will be held in escrow pending the final valuation of net assets sold and the balance of $9.8 was paid in cash at closing. The resultant net cash of approximately $10.6 will be used to pay off the remaining balance on our credit facility with our U.S. bank, whose financial covenants we were in violation of at September 30, 2003, to retire debt obligations of $3 million that mature December 31, 2003, with the balance to be used for working capital purposes and to pay down a portion of the Series A and B debentures that are due in December 2004.

Consequently, we believe we have sufficient cash to meet our operating requirements for 2003 and beyond. However, there is a risk that we may not be able to pay down all remaining debt obligations that are due in December 2004. We would, therefore, expect to renegotiate with the debenture holders or seek other sources of capital. There can be no assurance that the debenture holders would agree to new terms and conditions or that other sources of capital would be available. The broadcast industry, in which we operate, continues to face capital budget constraints due to a slowdown in the worldwide economy. We will continue to operate the remaining business with caution, adopting a modest outlook for growth and sizing the business accordingly. We do not currently intend to effect another restructuring as we did in 2001, unless circumstances necessitate it. We have configured our graphics business with a level of costs that allows flexibility to further reduce costs if economic conditions deteriorate. We believe we have sized our businesses to a level that will not significantly reduce our cash resources while continuing to invest in our new products. We operate in a rapidly changing environment and must remain responsive to changes as they occur.

Recent Accounting Pronouncements

In November 2002, the Emerging Issues Task Force (or EITF) of the Financial Accounting Standards Board (or FASB) issued EITF 00-21, "Revenue Arrangements with Multiple Deliverables," which addresses certain aspects of the accounting for arrangements that involve the delivery or performance of multiple products, services and/or rights to use assets. Under EITF 00-21, revenue arrangements with multiple deliverables should be divided into separate units of accounting if the deliverables meet certain criteria, including whether the fair value of the delivered items can be determined and whether there is evidence of fair value of the undelivered items. In addition, the consideration should be allocated among the separate units of accounting based on their fair values, and the applicable revenue recognition criteria should be considered separately for each of the separate units of accounting. EITF 00-21 is effective for revenue arrangements we enter into after June 30, 2003. We continuously evaluate the impact of EITF 00-21 on revenue arrangements we enter into which did not have a material impact on the Company's consolidated financial statements.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 will not have a material impact on the Company's Consolidated Financial Statements.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

              MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended September 30, 2003 and 2002, sales to foreign customers were 13% and 12% of total sales, respectively. For the nine months ended September 30, 2003 and 2002, sales to foreign customers were 9% and 24%, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact of foreign exchange transactions was minimal in each of the three and nine month periods ended September 30, 2003 and 2002. We record translation gain or loss as a separate component of other comprehensive income or loss.

We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Item 4.    CONTROLS AND PROCEDURES

As of September 30, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

Item 1.    LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

(b)  Reports on Form 8-K:

A Form 8-K was filed on August 7, 2003 pertaining to results at June 30, 2003.

A Form 8-K was filed on November 10, 2003 pertaining to our announcement of the sale of all of the stock in Chyron UK Holdings Ltd., including our Pro-Bel subsidiary.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

November 14, 2003	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

November 14, 2003	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President