Form 10-K
period 2003-12-31
CHYRON CORP
filed 2004-03-30
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003
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

The aggregate market value of voting stock held by non-affiliates of the Company on June 30, 2003 was $11,579,425. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 1, 2004 was 40,721,359.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 19, 2004 are incorporated by reference into Part III.

Exhibit index is located on page 72

This document consists of 76 pages

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

PART I

ITEM 1. BUSINESS

General Information Regarding the Company

Chyron Corporation ("Chyron" or the "Company" or "we") was incorporated under the laws of the State of New York on April 8, 1966 under the name The Computer Exchange, Inc., which was changed to the present name on November 28, 1975. Our principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and our telephone number is (631) 845-2000.

On November 6, 2003, we completed the sale of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. The Pro-Bel division specialized in the development of routers and associated equipment enabling the management and delivery of high bandwidth digital video, digital audio and other data signals. It also provided high-end transmission automation and media asset management solutions. In effect, this eliminates the entire operations of the Signal Distribution and Automation segment and only the Graphics Division will remain. As a result, the Company will now focus completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. Consequently, this segment has been eliminated and the operating results will be reported as discontinued operations. Prior year Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation.

Overview

Chyron Corporation has been a leading supplier of graphics hardware and software to the television industry for over three decades. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. We also provide products for graphics authoring for the worldwide emerging markets of interactive TV. Recently, the Company has migrated and transitioned from a closed, proprietary architecture to one that is open, and Windows®-based. Currently, Chyron designs the video "engine" that powers each product, writes software applications, assembles and tests components that make up the character generator ("CG") and clips and still server systems, and provides an experienced customer service team. Chyron's products enable customers to:

  create, manipulate and manage text, logos and other graphic images using special effects, real-time animations, 3D transforming and compositing,

  utilize clip and still servers for moving images and stills.

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

From the time the Company introduced its first character generator in 1970, Chyron's graphics products have grown to become integral to television operations all over the world. Chyron offers a comprehensive experience in providing integrated, scalable real-time graphics solutions. Since the Company has established such a strong presence in the live, "on-air" television graphics segment, its customers have grown to include most major broadcast, cable, satellite and postproduction facilities in the U.S. and Europe. A small sampling of users includes ABC, ESPN, Fox News, C-SPAN, Discovery, Home Shopping Network, Fox Sports, CBS, CBC (Canada), Comcast, DirecTV, Shop At Home, Court TV, CNN, BBC (UK), France 3, Korean Broadcast, YV Catalonia (Spain), NBA, Turner Entertainment, and hundreds of local and regional stations. The Company plans on leveraging and building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational and professional video market sectors. In addition, the Company will continue to be involved in the interactive market by developing partnerships to deliver advanced interactive graphics tools.

Products and Services

The Company offers a broad range of graphics products that meet the needs of television stations, networks, video production and postproduction markets. The Company's line of high-performance graphics systems is used by many of the world's leading broadcast stations to display news flashes, election results, sports scores, stock market quotations, programming notes and weather information. In the area of interactive television, Chyron is leveraging its expertise as a provider of broadcast tools to promote solutions to create and deliver interactive content.

All of the Company's products are Windows®-based, feature open architecture, and use a high content of off-the-shelf components. Industry standard interface protocol allows Chyron's equipment to be easily integrated into any television system. Furthermore, the Company's software has become a powerful application for products offered by leading broadcast manufacturers such as Avid and Thomson Grass Valley, greatly extending the capabilities of those products.

The Company is dedicated to providing the highest quality and most comprehensive array of broadcast graphics applications, ranging from low-cost CG packages that run on a user-supplied computer, to fully integrated systems providing precision management of text, stills, clips, effects, audio, storage and networking. A summary description of Chyron's selected products and services is listed below.

Hardware Products

The Duet® family: The Duet family is a real-time 2D/3D serial digital video graphics processing platform that integrates a Windows® NT, Windows® XP or Windows® 2000 front end with real-time graphics processing to provide exceptional performance for television character generator applications. It has become the digital replacement for the iNFiNiT!® family of products, which accounted for almost 5,000 units placed worldwide. The Duet LEX is now the flagship DTV product, in use by major local, regional and national users. Both ESPN and Fox Sports have standardized on the LEX as the CG of choice for all major sporting events. The new HyperX is a hybrid platform, accepting both DTV and HDTV plug-in cards, enabling a smooth migration path from DTV to full HDTV without replacing the frame. Content may be created for both formats simultaneously, and can be played back on the two separate devices, or a single HyperX independently. Duet uses Lyric, our content creation and play-out software, to compose messages and play back content. The open architecture of the Duet and Lyric packages has enabled us to introduce additional scalable, cost effective product solutions to the Duet family, from low costs CG's to fully integrated systems.

Chyron Aprisa® Clip/Stillstore Systems: Chyron's Aprisa family enables clip, still and video graphics management. The Aprisa family provides an extensive line of high-quality still stores, clip stores, clip/still stores, video graphics servers and storage area network systems. These devices are used to provide moving backgrounds, "over-the-shoulder" shots for news, and stills (slides) for news and sports. Aprisa systems have sophisticated data base functions to search and retrieve thousands of images quickly and enable those images and clips to be instantly recalled, or played out in sequence through internal or external playlists. Both Aprisa and Duet systems seamlessly integrate to produce a total graphics workflow process that ranges from creation, to refinement, to approval and to on-air playout. Real-time interoperability and universal media access helps propel content through the system.

Software Products

The Company's graphics systems operate primarily with two main programs: Lyric and CAL (Chyron Application Library), plus a number of third party developed applications.

Lyric: Lyric software provides a highly advanced graphics creation and playback application that is standard with every Duet system. In addition to Lyric's powerful graphics capabilities, the advantage of Lyric software is that it functions separately from Duet hardware allowing continuous graphic creation. Lyric is compatible with all Windows®XP/NT/2000 computers. Using Lyric, many graphic artists are able to create impressive 2D/3D graphics off-line for later transfer to Duet for broadcast-quality playback. Using Lyric, content can be created in one location and moved by LAN or WAN to another device or facility, no matter what the location. Lyric uses standard Windows network protocols and imports many different types of files, adding to its exceptional flexibility. Based on Chyron's experience in broadcast graphics, Lyric acts as a foundation for media content creators: intuitive and agile operation, powerful flexibility, hardware transparent, interoperable with many third-party graphics applications and technologies and designed from inception to accommodate future enhancements.

CAL: The Chyron Application Library is a powerful application programming interface ("API") used to create customized, real time, high quality broadcast graphics applications for Duet SD and HD platforms. For example, continuous data feeds of financial, news, sports or other information is easily transformed into rolls and crawls through CAL's data spooler. CAL's compound 3D animation engine provides built-in and custom data transition effects to create uniquely engaging displays such as interactive viewer feedback from Internet polls.

Chyron MOS: MOS (Media Object Server) is a standard television station newsroom protocol that provides thumbnails and templates enabling journalists to enter character generator titling text while viewing the actual graphics that will be used. Chyron MOS consists of a MOS-compliant activeX client control interface connected to the Duet and Aprisa range of products. Simple to use, yet powerful and flexible, Chyron MOS gives newsroom staff the ability to create and schedule template-based text and graphics for playout across Chyron's entire product line.

Interactive TV/Text Messaging: As the communication and information age continue to move forward, Chyron's Interactive TV ("iTV") acts as a key component that merges traditional television with interactive graphics, permitting consumers to interact with the programming aspect. Interactive TV allows consumers to vote in live polls, access entertainment/sports/news headlines, chat live with other viewers, participate in t-commerce, browse the Web or access e-mail. Chyron has also developed and deployed several SMS ("short message service") text-to-air applications that enable cell phone users to vote or respond to various criteria. The responses are tabulated, then displayed on-air using a CAL application. This technology was recently used for the "Big Brother" series in the U.K.

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

Product promotion is also achieved through direct-mail campaigns, e-newsletters and advertisements placed in relevant journals. Due to our long standing reputation as an innovator in the broadcast graphics market, our views are sought out and articles are often published in trade journals and papers presented at technical conventions by our engineering staff, reinforcing our technical credentials.

Sales of our products in the U.S., U.K. and France are made through our direct sales personnel as well as dealers, independent representatives, systems integrators and OEMs. Sales of our products outside of these areas are made through dealers and sales representatives covering specific territories. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development teams. In 2003, we sold our products in 37 countries around the world.

Service, Support and Training

We offer comprehensive technical service, support and training to our customers through 24 hours per day, seven days per week, 52 weeks per year access to trained service and support professionals. Scalable and fixed duration training courses are also available. These range from one day to one week and consist of a mix of classroom discussions and hands-on training. We offer training courses for many of our products at our Melville, NY headquarters, a facility in Los Angeles, CA and at customer sites.

We provide our customers with installation assistance, hardware and software maintenance contracts and spare parts. We believe support contracts and a responsive spare parts supply facilitate customer satisfaction. Service is provided both domestically and internationally by us or through our appointed dealers and representatives. We also provide sales and service support to our dealers.

Warranty and Service

We generally provide warranties on all of our products for one year. There may be, in certain instances, exceptions to these terms. A provision is made to estimate the warranty cost in products sold based on historical actual results.

Research and Development

Our research and product development has primarily been focused on the revitalization and extension of our core products. During 2003, 2002 and 2001, we spent approximately $2.7 million, $2.2 million and $2.8 million, respectively, for research and development for new and existing products.

Manufacturing

Our final assembly, system integration and test operations are located in Melville, NY. We primarily use third-party vendors to manufacture and supply all of the hardware components and sub-assemblies. The Company relies on a limited number of suppliers for major hardware components. We are continually reviewing product specifications in order to diversify the sourcing of critical components. With our change from proprietary to open architecture, we use more "off-the-shelf" components than we have in the past. This not only permits us greater flexibility in sourcing of components, but provides better gross margins on our products through the attainment of lower costs through competitive sourcing and greater commonality of components among our products.

Customers

There are no customers that represent in excess of 10% of our consolidated revenues for 2003, 2002 or 2001.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Rapid obsolescence of products, frequent development of new products and significant price erosion are all features of the industry in which we operate. An FCC ruling requires U.S. broadcasters to utilize digital television ("DTV") transmission by 2006. If a similar requirement were to be imposed by other government agencies worldwide, it would require large future capital expenditures by the broadcast industry. Management believes the FCC's ruling has created an opportunity for us in the market place; however, our ability to capitalize on this opportunity in the past has been delayed due to slower than anticipated market acceptance and implementation of DTV transmission globally by broadcasters.

We are currently aware of several major and a number of smaller competitors. We believe our primary competitors are Pinnacle Systems Inc., Pixel Power Ltd., vizrt Ltd., and Inscriber Technology Corporation. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which our Company does or may operate, are dominated by established vendors.

Patents and Proprietary Rights

All of our products are proprietary in that we have the exclusive right to manufacture them. We sell our products directly and through third party dealers and agents under contractual arrangements with those third parties. Our success depends upon our ability to protect our proprietary intellectual property, technology and know-how and operate without infringing on the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as trade secret laws, copyright law, trademark law, patent law, contractual provisions, confidentiality agreements and certain technology and security measures.

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

Employees

As of December 31, 2003, we had 84 employees, comprised of 21 in sales and marketing, 22 in research and development, 14 in manufacturing and testing, 14 in customer support, service and training, and 13 in finance, management information systems and administration. None of these employees are represented by a labor union. We also employ contract personnel for specific functions or expertise. The number of contract hires fluctuates according to our requirements.

ITEM 2. PROPERTIES

The executive offices and principal office of our Company is located in Melville, New York, pursuant to a lease that expires on June 30, 2009. This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. Management believes that this facility is suitable for our existing operations and does not foresee the need for any significant expansion of our current facility.

ITEM 3. LEGAL PROCEEDINGS

From time to time we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2003, there were no matters submitted to a vote of the Chyron shareholders through the solicitation of proxies or otherwise.

PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDERS MATTERS

Our common stock is quoted on the OTC Bulletin Board under the symbol "CYRO." The following table sets forth, for the periods indicated, the high and low reported bids as quoted on the OTC Bulletin Board. The over-the-counter market quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not necessarily represent actual transactions.

Price Range of Common Stock

	High	Low
Year ended December 31, 2003
Fourth quarter	$0.51	$0.29
Third quarter	0.55	0.30
Second quarter	0.35	0.15
First quarter	0.32	0.16

Year ended December 31, 2002
Fourth quarter	$0.30	$0.24
Third quarter	0.39	0.23
Second quarter	0.72	0.31
First quarter	0.51	0.22

On March 1, 2004, the closing price of our common stock as reported on the OTC Bulletin Board was $0.44 and the approximate number of holders of record of our common stock was 5,071.

We have not declared or paid any cash dividend since November 27, 1989. We currently plan to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.

During late 1998 and 1999 we raised $7.7 million through the issuance of Series A and Series B 8% Subordinated Convertible Debentures ("Series A and Series B Debentures), due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A Debentures, which totaled $1.2 million, paid interest quarterly and were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. Under the original terms, the Series B Debentures, which totaled $6.5 million, were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. Interest on the Series A and Series B Debentures was payable quarterly and may be paid by increasing the amount of principal owed thereunder.

On December 17, 2001, the terms of the existing Series A and Series B Debentures were amended to extend the maturity date from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option. On February 28, 2002, our board of directors resolved to pay interest on the Series A and Series B Debentures only in the form of additional debentures. Interest expense attributable to Series A and Series B Debentures totaled $1.2 million, $1.1 million and $0.7 million in 2003, 2002 and 2001, respectively.

In connection with the amendment to the Series A and Series B Debentures, we issued warrants to holders of the amended Series A and Series B Debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The fair value of the warrants of $0.13 million has been reflected as a discount to the related obligation, and will be amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During 2003 and 2002 amortization expense was $0.04 million. The warrants were vested immediately and are exercisable through December 31, 2004.

On December 31, 2003, we closed on an exchange offer to holders of Series A and Series B Debentures. Holders who accepted the offer exchanged Series A and Series B Debentures representing a December 31, 2003 book value of $1.95 million in return for a total of discounted cash payments of $1.04 million and 853,816 shares of common stock of the Company. The exchange resulted in cancellation of approximately 18.3% of the total of the Series A and Series B Debentures at their December 31, 2003 book value with $8.7 million of the debentures still outstanding. The Company recorded a gain on extinguishment of debt, in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS No. 15"), in its fourth quarter of 2003 of $0.6 million. The gain from the transaction resulted in a decrease to the net loss per common share of $0.02 for the year ended December 31, 2003.

On February 27, 2004, we closed on a second exchange offer whereby Series A and B Debentures of $8.7 million ($8.8 million at January 31, 2004, including accrued paid in kind interest) were exchanged for $3.8 million in cash, and $2.3 million for new Series C Subordinated Convertible Debentures ("Series C Debentures") and $2.3 million for new Series D Subordinated Convertible Debentures ("Series D Debentures"). The Series C Debentures bear interest annually at 7%, payable in kind, will mature December 31, 2005 and can be converted to common stock at a per share conversion price of $1.50. The Series D Debentures bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65. In accordance with SFAS No. 15, no gain will be recorded on this transaction. Rather, interest expense will be adjusted prospectively in a manner to create a constant effective rate.

At December 31, 2003, the following warrants to purchase shares of our common stock were outstanding:

Warrants	Exercise Price	Expiration Date
123,631	$1.625	9/6/2004
60,000	1.120	3/29/2005
60,000	6.500	4/10/2005
151,914	6.500	4/11/2005
861,027	0.350	12/31/2004

The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in footnote 14 of the Consolidated Financial Statements for the year ended December 31, 2003 appearing in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. Statement of Operations Data has been restated to reflect the operations of our Pro-Bel Subsidiary as a discontinued operation.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2003	2002	2001	2000	1999
Statement of Operations Data:
Net sales	$19,369	$21,063	$19,076	$26,905	$28,054
Goodwill impairment, restructuring
and unusual charges			8,570		6,681
Provision for income taxes					13,451
Loss from continuing operations	(1,944)	(2,083)	(24,424)	(5,203)	(27,173)
Net loss	(393)	(3,044)	(33,667)	(11,908)	(29,784)
Net loss per share - basic and diluted:
Continuing operations	$(0.05)	$(0.05)	$(0.62)	$(0.15)	$(0.85)
Discontinued operations	0.04	(0.03)	(0.24)	(0.19)	(0.08)
	$(0.01)	$(0.08)	$(0.86)	$(0.34)	$(0.93)
Weighted average number of shares outstanding
- basic	39,688	39,564	39,352	34,824	32,084
- diluted	39,815	39,564	39,352	34,824	32,084

	As of December 31,
	2003	2002	2001	2000	1999
Balance Sheet Data:
Cash and cash equivalents	$6,968	$ 2,217	$ 4,342	$15,332	$ 5,453
Working capital	7,957	2,441	4,366	31,019	17,761
Total assets	14,175	27,987	33,899	65,828	58,381
Long-term obligations	10,622	14,367	16,027	18,602	21,622
Shareholders' (deficit) equity	(1,581)	(2,363)	313	32,961	22,512

SELECTED QUARTERLY DATA

(Dollars in thousands except per share amounts)

			Net Profit	Per Share of Common Stock(1)
	Net Sales	Gross Profit	(Loss)	Basic	Diluted
2003
First Quarter	$ 5,299	$ 3,046	$ 85	$ 0.00	$ 0.00
Second Quarter	4,991	2,701	(415)	(0.01)	(0.01)
Third Quarter	3,728	2,005	(2,172)	(0.05)	(0.05)
Fourth Quarter	5,351	3,250	2,109	0.05	0.05
	$19,369	$11,002	$ (393)	$(0.01)	$(0.01)

2002
First Quarter	$ 4,817	$ 2,744	$ (820)	$ (0.02)	$ (0.02)
Second Quarter	5,879	2,800	(987)	(0.02)	(0.02)
Third Quarter	4,806	2,404	(907)	(0.02)	(0.02)
Fourth Quarter	5,561	2,592	(330)	(0.01)	(0.01)
	$21,063	$10,540	$(3,044)	$ (0.08)	$ (0.08)

(1) The loss per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters does not equal the full-year amount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, revenue recognition, investments, intangible assets, income taxes, financing, operations, warranty obligations, restructuring costs, retirement benefits, forecasts of 2004 results, contingency plans, cash requirements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors. These include, but are not limited to, pricing pressures, customer requirements, supply issues, manufacturing performance, product development and general market conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

On November 6, 2003, we completed the sale of the entire issued share capital of Chyron UK Holdings Limited, including our operating subsidiary, Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. Discussion of prior year results have been restated to reflect this segment as a discontinued operation.

Critical Accounting Policies

Management believes the following critical accounting policies, among others, comprise the more significant judgments and estimates used in the preparation of our consolidated financial statements. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and/or the deferral of revenue may be required. We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required.

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

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales. Revenues for the year ended December 31, 2003 were $19.4 million, a decrease of $1.7 million, or 8% from the $21.1 million reported for the year ended December 31, 2002. The decline in revenues is directly related to a lower level of sales in international markets. Revenue outside the U.S. was $5.1 million in 2002 and declined by $3.3 million to $1.8 million in 2003. This was offset by an increase in 2003 in sales within the U.S. of $1.6 million over the level in 2002. In 2002, we were the recipient of several large awards for major installations of equipment in Canada, Switzerland and France which did not recur in 2003. In addition, the distraction on the international sales force, due to the sale of our Pro-Bel Division in November 2003, contributed to the 2003 decline. Beginning in 2004, we have a sales force that is dedicated to graphics products in place in key international locations.

Gross Profit. Gross margins for the year ended December 31, 2003 and 2002, were 57% and 50%, respectively. The migration of the Company's products from a closed, proprietary structure to one that is open, and Windows®-based, has increased the level of off-the-shelf components that are used which has substantially lowered material costs. In addition, due to the numerous products within a product family, from low cost CG's to fully integrated systems, there is a high degree of inter-changeability of component parts that has also enabled us to leverage material costs. Overhead costs have also been reduced as a result of tighter cost controls.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased by $0.4 million, or 5%, to $8.1 million in 2003, compared to $8.5 million in 2002. This decline is directly attributable to reductions in selling and marketing expenses, specifically travel, commissions (which are based on sales levels) and advertising.

Research and Development Expenses. Research and development (R&D) costs increased during 2003 compared to 2002 by $0.5 million or 23% to $2.7 million in 2003, compared to $2.2 million in 2002. During 2003 we enhanced our efforts in this area to address the changing requirements for products in the marketplace - we hired six additional developers, increased the use of outside consultants and incurred additional costs associated with hardware parts evaluation. Our focus will be to leverage our technical expertise by expanding our current line of products to suit the changing needs of our clients in addition to applying current technology to new products aimed at markets that have not traditionally been a focus of the Company.

Interest income and expense. Overall interest expense was relatively flat year over year and amounted to $2.05 million in 2003 as compared to $2.01 million in 2002. We experienced increases in interest expense of approximately $0.1 million relating to our Series A and Series B Debentures and Senior Notes because we did not pay any interest in cash. Instead, interest was paid in the form of additional debentures ("payment in kind") and accrued on any unpaid balance. Interest declined by $0.07 million relative to our bank debt as principal balances declined throughout the year until the balance on the term loan was paid in full in September 2003 and the balance on our revolving line of credit was paid in full in November 2003 with the proceeds from the sale of our Pro-Bel subsidiary.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	2003	2002
Gain on extinguishment of debt	$(579)
Writedown of marketable security	211
Gain on sale of equity securities	(63)
Writedown of Trilogy	624
Foreign exchange transaction gain	(44)	$(55)
Other	1	13
	$ 150	$ (42)

On December 31, 2003, we closed on an exchange offer to holders of Series A and Series B Debentures whereby debentures, representing a December 31, 2003 book value of $1.95 million, were exchanged for a total of discounted cash payments of $1.04 million and 853,816 shares of common stock of the Company. The exchange resulted in cancellation of approximately 18.3% of the total of the Series A and Series B Debentures at their December 31, 2003 book value with $8.7 million of debentures still outstanding. The Company recorded a gain on extinguishment of debt in its fourth quarter of 2003 of $0.6 million.

During the first quarter of 2003 we evaluated our investment in equity securities of vizrt Ltd. ("vizrt"), that was trading below our cost for a period of time, and determined that the decline in the market value was other than temporary. Accordingly, the security was written down to its current fair value and a loss of $0.2 million was charged to earnings. During the fourth quarter of 2003 the Company sold a portion of its equity investment in vizrt for a gain of $0.06 million.

During the quarter ended September 30, 2003 the Company determined that its remaining investment in, and a note receivable from Trilogy was at risk and fully reserved for such assets. This resulted in a charge of approximately $0.6 million and was recorded in the third quarter of 2003.

On November 6, 2003, we completed the sale of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. The Pro-Bel division specialized in the development of routers and associated equipment enabling the management and delivery of high bandwidth digital video, digital audio and other data signals. It also provided high-end transmission automation and media asset management solutions. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company now focuses completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. Prior year Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation.

Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

Revenues increased to $21.1 million in 2002 as compared to $19.1 million for 2001. This increase is primarily due to greater customer acceptance in the U.S. and European marketplaces of our Windows® -based Duet and Aprisa Clip/Stillstore products, as these have replaced the legacy iNFiNiT! products. Revenues associated with these products grew by 41% in 2002 as compared to 2001 and offset the decline of $2 million in revenues of iNFiNiT! family products. The newer Duet and Aprisa products provide similar functionality but improved performance as compared to the legacy iNFiNiT! family of products that they are replacing. The average selling prices of the newer Duet and Aprisa products are approximately 60% of the average selling prices of the older iNFiNiT! family of products. This, coupled with a market that is growing, but not appreciably, and a difficult economic environment in 2002 and 2001 in the U.S., which is the primary market for graphics products, has put pressure on graphics products sales. While it is difficult to forecast what the future impact on sales will be, the newer Duet and Aprisa products appear to be gaining increased recognition in the broadcast market.

Gross Profit. Gross margins for the year ended December 31, 2002 and 2001, were 50% and 16%, respectively, inclusive of a $3.2 million write-down of inventory in 2001. Excluding the inventory write-down, the gross margin in 2001 was 33%.

Since we utilize semiconductor surface mount component technology more extensively than we had in the past, electronic assembly is outsourced to specialized subcontract manufacturers. This technology is in constant and rapid change and would require large capital expenditures if we were to manufacture on our own with surface mount technology. In consequence, we rely on high volume subcontract manufacturers to produce inventory items rather than to manufacture in-house. As a result, effective January 1, 2002, we no longer allocated selling, general and administrative (SG&A) and research and development (R&D) costs to manufacturing as these will be incurred by third party manufacturers. Throughout 2001, we allocated portions of R&D and SG&A costs of approximately $1 million to cost of sales and overhead applied to inventory, which had the effect of lowering gross margins in 2001 by approximately 5%.

Improvement in margins in 2002 were also attributable to lower fixed overhead costs attributable to our cost reduction efforts implemented during 2001, manufacturing efficiencies relative to Aprisa products, and that in 2001 the iNFiNiT! products experienced lower margins due to greater discounting as they neared the end of their product life cycle and began to be replaced by the newer Duet and Aprisa products.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased by $6.4 million, or 43%, to $8.5 million in 2002, compared to $14.9 million in 2001. SG&A expenses in the fourth quarter of 2001 were sharply reduced as part of a restructuring plan, which eliminated sales and marketing staff and reduced other operating costs. The effects of these actions were substantially realized in 2002. Included in 2001 were approximately $5 million in expenses related to our former streaming services business that was discontinued in the second quarter of 2001.

Research and Development Expenses. Research and development (R&D) costs decreased during 2002 compared to 2001 by $0.6 million or 21% to $2.2 million in 2002, compared to $2.8 million in 2001 primarily as a result of headcount reduction in late 2001. Beginning in 2001 and continuing in 2002, as we launched our new products and refocused on our core competencies, it became apparent that our expenditures on R&D could be reduced to a level commensurate with our projected product needs. R&D efforts were refocused on near term products rather than on longer term products for which no definable future product benefits were apparent.

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

In the fourth quarter of 2001, we implemented a restructuring plan to size our cost structure in line with anticipated revenues. Pursuant to the plan, we implemented staff reductions of individuals for an overall cost of $0.3 million.

Interest income and expense. Overall interest expense increased in the year ended December 31, 2002 by $0.7 million to $2.0 million. This increase results from the additional costs associated with the issuance of senior notes as well as higher interest rates resulting from the restructuring of our convertible debentures and issuance of warrants in December 2001. Additionally, amortization of debt issue and warrant costs increased interest expense. Interest income declined by $0.2 million in the year ended December 31, 2002 due to lower cash balances available for investment purposes.

Other income and expense, net. The components of other income and expense are as follows (in thousands):

	2002	2001

Loss on sale of investments		$ 328
Foreign exchange transaction gain	$ (55)	(93)
Other	13	(24)
	$ (42)	$ 211

During 2001, we realized a loss of $0.3 million on the sale of approximately 60% of our marketable securities of vizrt Ltd.

Liquidity and Capital Resources

During 2003 net cash of $0.9 million was provided by operations as compared to $0.3 million in 2002. The generation of cash from operations results primarily from the realization of the net loss of $0.4 million offset by non-cash expenses totaling $0.8 million and net changes in operating assets and liabilities of $0.5 million.

On November 6, 2003, we completed the sale of the entire issued share capital of our wholly owned subsidiary, Chyron UK Holdings Limited, including our operating subsidiary, Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company now focuses completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. The gross proceeds were approximately $15.3 million, before the required settlement of Pro-Bel bank obligations of approximately $3.4 million and related transaction costs of approximately $1.4 million. The Company realized a gain on sale of $2.6 million that was recorded in the fourth quarter of 2003.

The net proceeds resulting from the sale, totaling $10.5 million, was used to pay down a portion of our indebtedness, with the balance retained for working capital purposes. In November 2003, we repaid the remaining balance on our outstanding indebtedness with our U.S. bank and terminated our borrowing arrangement. Total cash used to settle U.S. bank obligations totaled $3.7 million in 2003. On December 31, 2003, we used $2.5 million to pay off our Senior Subordinated Notes that matured on such date. On December 31, 2003, we closed on an exchange offer with holders of Series A and B Debentures whereby approximately 18.3% of debentures totaling $1.95 million were exchanged for discounted cash payments of $1.04 million and 853,816 shares of common stock. This resulted in a gain of $0.6 million, in accordance with SFAS No. 15, which was included in our fourth quarter of 2003 consolidated statement of operations. Total cash used to settle Series A and Series B Debentures and Senior Notes totaled $3.7 million in 2003. Consequently, at December 31, 2003, the Company's outstanding indebtedness, consisting solely of Series A and B Debentures, totaled $8.7 million.

On February 27, 2004, the Company closed on a second exchange offer with a majority of the remaining Series A and B Debenture holders whereby $8.8 million (balance on January 31, 2004, which included accrued interest) of debentures were exchanged for $3.8 million in cash and new Series C and D Debentures totaling $4.6 million were issued. The Series C Debentures, of $2.3 million, bear interest annually at 7%, payable in kind, and will mature December 31, 2005. The Series D Debentures bear interest annually at 8%, payable in kind, and will mature December 31, 2006. Cash and cash equivalents at February 29, 2004, was $2.9 million and total indebtedness, consisting of Series C and Series D Debentures totaled $4.7 million. In accordance with SFAS No. 15, no gain will be recorded on this transaction. Rather, interest expense will be adjusted prospectively in a manner to create a constant effective rate.

Chyron's contractual obligations as of December 31, 2003, are as follows (in thousands):

	Payments Due by Period
		Less Than	One to	Three to
Contractual Obligations	Total	One Year	Three Years	Five Years

Series A and Series B
Debentures (1)	$ 8,677	$8,677
Other long-term obligations	643	643
Capital lease obligations	19	11	$ 8
Operating lease obligations	2,357	414	1,264	$ 679
Total	$11,696	$9,745	$1,272	$ 679

(1) On February 27, 2004, we exchanged these Series A and Series B Debentures (value of $8.8 million at January 31, 2004, including accrued paid in kind interest) for $3.8 million in cash and $2.3 million for new Series C Debentures that mature December 31, 2005 and $2.3 million in Series D Debentures that will mature December 31, 2006.

In March 2004, the Company received a commitment from a new U.S. bank for a $2.5 million working capital line of credit which extends through April 15, 2005. The Company will have the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest will be payable at prime +2%, where prime is a minimum 4%, and we will be required to maintain certain levels of tangible net worth.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. During 2001 we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. We do not currently intend to effect another restructuring as we did in 2001 unless a downturn in sales necessitates it. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2004 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan so that we will have sufficient cash resources through December 31, 2004. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

In preparing contingency plans for a lower level of 2004 sales than we are currently forecasting, we have re-examined our cost structure and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, trade shows, advertising, professional fees, equipment, and bonuses, among other items. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

We believe that cash on hand, net cash to be generated in the business, and availability under our new line of credit, will be sufficient to meet our cash needs for the next twelve months if we are able to achieve our planned results of operations. However, there can be no assurance we will be able to achieve our plan.

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" and a revised interpretation of FIN 46 (FIN 46-R) in December 2003 which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of 2004. The Company does not believe the adoption of FIN 46-R will have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's results of operations or financial condition.

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires incremental pension and other postretirement benefit plan disclosures to financial statements and is designed to improve disclosure transparency. The adoption of this accounting standard did not have any effect on our results of operations or financial position.

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

Transactions with Related Parties

During late 1998 and 1999 we raised $7.7 million through the issuance of Series A and Series B Debentures, due December 31, 2003. Certain directors, officers and 5% shareholders at that time acquired approximately 74% of these debentures. The Series A Debentures, which totaled $1.2 million, paid interest quarterly and were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. Under the original terms, the Series B Debentures, which totaled $6.5 million, were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. Interest was payable quarterly and may be paid by increasing the amount of principal owed thereunder.

On December 17, 2001, the terms of the existing Series A and Series B Debentures were amended to extend the maturity date of the Series A and B Debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option. On February 28, 2002, our board of directors resolved to pay interest on the Series A and Series B Debentures only in the form of additional debentures. Interest expense attributable to Series A and B Debentures totaled $1.2 million, $1.1 million and $0.7 million in 2003, 2002 and 2001, respectively.

In connection with the amendment to the Series A and Series B Debentures, we issued warrants to holders of the amended Series A and Series B Debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share.

The fair value of the warrants of $0.13 million has been reflected as a discount to the related obligation, and will be amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During 2003 and 2002 amortization expense was $0.04 million. The warrants were vested immediately and are exercisable through December 31, 2004.

On December 31, 2003, we closed on an exchange offer to holders of Series A and Series B Debentures. Holders who accepted the offer exchanged Series A and Series B Debentures representing a December 31, 2003 book value of $1.95 million in return for a total of discounted cash payments of $1.04 million and 853,816 shares of common stock of the Company. The exchange resulted in cancellation of approximately 18.3% of the total of the Series A and Series B Debentures at their December 31, 2003 book value with $8.7 million of the debentures still outstanding. The Company recorded a gain on extinguishment of debt, in accordance with SFAS No. 15, in its fourth quarter of 2003 of $0.6 million.

On February 27, 2004, we closed on a second exchange offer whereby Series A and B Debentures of $8.7 million ($8.8 million at January 31, 2004, including accrued paid in kind interest) were exchanged for $3.8 million in cash, and $2.3 million for new Series C Debentures and $2.3 million for new Series D Debentures. The Series C Debentures bear interest annually at 7%, payable in kind, will mature December 31, 2005 and can be converted to common stock at a per share conversion price of $1.50. The Series D Debentures bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65. All holders of Series C and Series D Debentures are beneficial owners of 5% or more of our common stock. In accordance with SFAS No. 15, no gain will be recorded on this transaction. Rather, interest expense will be adjusted prospectively in a manner to create a constant effective rate.

Beginning in 2001 and ending in February 2003, when he became the President and Chief Executive Officer of the Company, Mr. Michael Wellesley-Wesley, then a member of our board of directors, was paid $15,000 monthly for consulting services and was assigned a company automobile, for exploring strategic alternatives for the Company. During 2003, 2002 and 2001, the cost of consulting services approximated $0.03 million, $0.18 million and $0.09 million, respectively.

Mr. Henderson, a current Director and the Company's President and Chief Executive Officer until February 2003, was paid fees of $0.04 million, plus expenses, for consulting services in exploring strategic alternatives for the Company subsequent to his resignation.

In November 2000, we purchased 20% of Video Technics, a supplier of certain hardware and software products. In connection with this investment, we have an exclusive arrangement to sell/license these products. For a time in 2001 and for years prior, we purchased both hardware and software from Video Technics. Currently, only software is purchased since we are manufacturing all hardware. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $0.7 million, $1.0 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively.

Presently, we are the only major customer of Video Technics whose financial well being is dependent on our success with the Aprisa line. Being a privately-held and small company, there is no assurance that Video Technics will not face financial problems, thus being unable to meet its supply obligations and endangering the Aprisa product line for several months. Sales of Aprisa products represented 11%, 10% and 18% of sales in 2003, 2002 and 2001, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the years ended December 31, 2003, 2002 and 2001, sales to foreign customers were 9%, 24% and 19% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars. The net impact of foreign exchange transactions was a gain of $0.04 million, a gain of $0.05 million and a gain of $0.09 million for the years ended December 31, 2003, 2002 and 2001, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss.

Additionally, we are exposed to interest rate risk with respect to certain of our short-term and long-term debt that carries a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate and LIBOR. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings or cash flows.

Factors Affecting Future Results

We cannot assure you that we will reach profitability because we have a history of losses.

We incurred significant losses from 1997 through 2003. Our accumulated deficit as of December 31, 2003 was $74.0 million. We cannot assure you that we will achieve profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects. In addition, as a result of the sale of our Pro-Bel division, our sales will be reduced to a level where it will be more difficult to absorb fixed overhead costs. If we continue to generate losses and do not generate sufficient cash, we will not have cash to maintain operations at current levels. In addition, we may need additional financing to sustain our operations in the future. There can be no assurance that additional financing will be available or if available that it will be on terms acceptable to us.

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

Factors that relate to our internal operations and could cause our operating results to fluctuate include:

  the need for continual, rapid new product introductions,

  changes in our product mix,

  our inability to adjust our fixed costs in the face of any declines in sales,

  successful execution of our strategy to develop and market products for the TV broadcasting markets, namely, character generators, video clip and stillstore and media management the quality and market acceptance of new products, and

  the timing and nature of selling and marketing expenses (such as trade shows and other promotions).

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

Factors that are industry risks and could cause our operating results to fluctuate include:

  intense competitive pricing pressures due to increased competition,

  introductions of or enhancements to our competitors' products,

  the cyclical nature of the industry, and

  economic conditions affecting our customers and us.

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

To establish market acceptance of our products, we must dedicate significant resources to research and development, production and sales and marketing. We experience a long delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We record as expenses the costs related to the development of new products as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of our new product introductions in any period and the level of acceptance gained by these products.

Our customers may cancel or change their product plans after we have expended substantial time and resources in the design of their products.

If one of our potential customers cancels, reduces or delays product orders from us or chooses not to release equipment that incorporates our products after we have spent substantial time and resources in designing a product, our business could be materially harmed. Even when customers integrate one or more of our products into their systems, they may ultimately discontinue the system that incorporates our products. System integrators whose products achieve customer acceptance may choose to replace our products with other products giving them higher margins or better performance.

If the digital video market does not grow, we will be unable to increase our revenues.

Our future growth and success in our existing business lines will depend to a significant degree on the rate at which broadcasters and cable operators convert to digital video systems and the rate at which digital video technology expands to additional market segments. Television broadcasters and cable television operators have historically relied on and utilized traditional analog technology. Digital video technology is still a relatively new technology and the move from traditional analog technology to digital video technology requires a significant initial expense for television broadcasters and cable television operators. Accordingly, the use of digital video technology may not expand among television broadcasters and cable television operators or into additional markets. If television broadcasters and cable television operators do not accept and implement digital video technology, or if the October 1996 ruling of the FCC mandating these changes is repealed or amended, we may not be able to grow our existing business lines and our financial condition will suffer.

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

We may not be able to compete successfully against our current or future competitors. The markets for graphics imaging and editing products are highly competitive. These markets are characterized by constant technological change and evolving industry standards. Many of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. In addition, certain vendors dominate certain product categories and market segments, on a region-by-region basis, in which we currently operate or may wish to operate in the future. As a result, our ability to compete and operate in these areas may be limited.

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

Aprisa is our range of stillstores, clipstore and digital disk recorder (DDR) system products, including the SSX, 100, 200, 250, 300 and VCS. Our Aprisa DDR software permits our Aprisa DDRs to operate as network entities and provides many of the features available in the Aprisa product line. Our Aprisa product line has represented 11%, 10% and 18% of revenues for the years ended December 31, 2003, 2002 and 2001, respectively. We purchase the software component of this product from Video Technics, a company where we have a 20% ownership interest. Video Technics is a small, privately held company whose financial success is partially dependent on the success of the Aprisa product line. There is no assurance that they will not face financial problems and not be able to meet its supply obligations.

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

Difficulties or delays in the manufacturing of our products can adversely impact our gross margin. In the past we have experienced production and supply problems that affected the gross margin. We may experience in the future the same type of problems or other problems. This would be especially true if we face cash constraints, slowing payments to our suppliers. That in turn affects our ability to manufacture products in a timely manner, which would adversely affect our profitability.

We may be unable to grow our business if the markets in which we sell our products do not grow.

Our success depends in large part on the continued growth of various markets that use our products. Any decline in the demand for our products in the following markets could materially harm our business:

  Broadcasting infrastructure projects,

  Video/audio, graphics and imaging,

  Advertising,

  Corporate customers, or

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

The legacy iNFiNiT!, MAX!> and MAXINE! products sold at prices that were higher than the current Duet line prices. With advances in technology and introduction of Windows®-based operating systems, we have to strive continuously to provide more performance and characteristics in our products at lower prices. We may not be able to do so successfully in the future, thus negatively affecting our performance.

We depend upon third party dealers to market and sell our products and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

We employ independent, third-party dealers to market and sell a significant portion of our products. During 2003, 28% of our sales were made through our dealers and representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives that will be able to market, sell and support our products effectively.

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

Sales to customers located outside the United States accounted for 9%, 24% and 19% of our total sales in 2003, 2002 and 2001, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

In 2003 we denominated sales of our products in foreign countries exclusively in U.S. dollars, British Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

We may be unable to accurately predict quarterly results which could adversely affect the trading price of our stock.

We build up our sales projections from information obtained by the sales force and our dealers. Furthermore, in certain large contracts, there are acceptance and/or commissioning conditions. It is possible our products are delivered but are not paid for because acceptance and/or commissioning have not taken place to the satisfaction of the customer. We would not be able to recognize the revenue until the customer has accepted and/or commissioned the products.

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

During 2001 we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. If sales decline we could be forced to further reduce staff and other costs and expenses. Were this to occur, we may be unable to reduce personnel and other costs and expenses on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations. In addition, further reductions in personnel and costs and expenses may adversely affect our ability to generate revenues.

We are uncertain of our ability to obtain additional financing or refinance existing obligations for our future needs, and liquidity issues have and may continue to increase our cost of capital.

At December 31, 2003, we had cash and cash equivalents of $7.0 million and working capital of $7.9 million. We also had repayment obligations on Series A and Series B Debentures of $8.7 million at December 31, 2003.

The net proceeds of the sale of our Pro-Bel Division was used to pay down a portion of our indebtedness, with the balance retained for working capital purposes. As of November 13,

2003, we repaid in full all outstanding indebtedness with our U.S. bank and terminated our borrowing arrangement. On December 31, 2003, we used $2.5 million to pay off our Senior Subordinated Notes that matured on such date. On December 31, 2003, we closed on an exchange offer with holders of Series A and B Debentures whereby approximately 18.3% of debentures totaling $1.95 million were exchanged for discounted cash payments of $1.04 million and 853,816 shares of common stock. This resulted in a gain of $0.6 million, in accordance with SFAS No. 15, which was recorded in the fourth quarter of 2003. Consequently, at December 31, 2003, the Company's outstanding indebtedness, consisting solely of Series A and B Debentures, totaled $8.7 million.

On February 27, 2004, the Company closed on a second exchange offer with a majority of the remaining Series A and B Debenture holders whereby $8.8 million of debentures were exchanged for $3.8 million in cash and new Series C and D Debentures totaling $4.6 million were issued. At February 27, 2004 the total amount of outstanding debentures total $4.7 million.

In March 2004, the Company received a commitment from a new U.S. bank for a $2.5 million working capital line of credit which extends through April 15, 2005. The Company will have the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. We believe that cash on hand, net cash expected to be generated in the business, and availability under our new line of credit, will be sufficient to meet our needs for the next twelve months if we are able to achieve our planned results of operations. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products, respond to competitive pressures and satisfy our existing and any new obligations that may arise. Additional financing may not be available on terms favorable to us, or at all. While we significantly reduced our cash usage for operations during recent years, capital is critical to our business, and our ability to raise capital in the event that ongoing losses use our available cash would have a material adverse effect on our business.

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

We generated approximately 8% of our 2003 revenues from hardware and software service agreements sold to our customers. The customary term of such agreements is one year. In order to maintain our customer relations, we may need to support customers' products beyond their useful life, which may require us to expend significant resources. It is possible that our products, current and prospective, will not provide sufficient customer satisfaction and require inordinate and expensive service support for each product category, beyond the level planned in the service agreements in place. That, by itself, would increase our expenses and make these service agreements unprofitable. In addition, customers who purchase service agreements and experience problems may be disinclined to renew their service agreements in subsequent years, hence affecting the revenues generated from service agreements.

Our warranties on products may prove insufficient and could cause us unexpected costs.

We generally provide warranties on all of our products for one year. It is possible that our products, current and prospective, do not provide sufficient customer satisfaction and we may decide to extend our warranty for a particular product or product line. In addition, we may extend the warranty period in certain special situations to win a particular contract, hence extending our liability period.

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

The enactment by U.S. federal or state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could cause our customers to suffer, and thereby adversely affect our ability to continue to be profitable. Television operators are subject to extensive government regulation by the FCC and other U.S. federal and state regulatory agencies. These regulations could limit capital expenditures by television operators and if that happens, our business, financial condition and results of operations may suffer.

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

Our officers, directors and principal stockholders together control approximately 41% (as of March 1, 2004) of our issued and outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

We have not issued dividends on our common stock for over thirteen years and do not anticipate doing so in foreseeable future.

We have not paid cash dividends on our common stock since November 27, 1989 and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. The decision to pay dividends in the future will be at the discretion of our board of directors. The historical and prospective lack of issuing dividends may diminish the value of the common stock.

The price of our common stock may be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products introduced by us or our competitors and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2002 through March 1, 2004, the closing price of our common stock has ranged between $0.15 and $0.72. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock. In addition, our common stock is now traded on the OTC Bulletin Board. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2003, there were 9,520,000 potentially dilutive shares that would be issuable if all debentures, including interest paid in kind, were converted and all outstanding warrants and common stock options were exercised. As of February 27, 2004, subsequent to the Company's debt exchange offer that closed on that date, there were 9,413,000 potentially dilutive shares that would be issuable. While debt decreased, the conversion price on the new debt is lower than on the old debt, resulting in approximately the same number of shares. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:	Page

Report of Independent Auditors - PricewaterhouseCoopers LLP	41

Consolidated Balance Sheets at December 31, 2003 and 2002	42

Consolidated Statements of Operations for the Years Ended December 31, 2003,
2002 and 2001	43

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003,
2002 and 2001	44

Consolidated Statements of Shareholders' (Deficit) Equity for the Years
Ended December 31, 2003, 2002 and 2001	45

Notes to the Consolidated Financial Statements	46

Financial Statement Schedule:

II - Valuation and Qualifying Accounts	75

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Chyron Corporation:

In our opinion, the consolidated financial statements and the financial statement schedule listed under Item 8 present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 2003 and 2002 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the consolidated financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Melville, New York

March 4, 2004

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,
Assets	2003	2002
Current assets:
Cash and cash equivalents	$6,968	$1,217
Restricted cash		1,000
Accounts receivable, net	3,454	6,827
Inventories, net	1,714	8,668
Marketable securities	288	76
Prepaid expenses and other current assets	667	636
Total current assets	13,091	18,424

Property and equipment, net	630	4,420
Intangible assets, net		253
Pension asset		3,888
Other assets	454	1,002
TOTAL ASSETS	$14,175	$27,987

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,674	$7,251
Current portion of long-term debt and convertible debentures		7,627
Deferred revenue	806	915
Pension liability	643	98
Capital lease obligations	11	92
Total current liabilities	5,134	15,983

Long-term debt		1,086
Convertible debentures	8,677	9,572
Pension liability	1,712	2,124
Other liabilities	233	1,585
Total liabilities	15,756	30,350

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 40,687,466 and 39,563,691 at December 31,
2003 and 2002, respectively	407	396
Additional paid-in capital	71,795	71,453
Accumulated deficit	(74,006)	(73,613)
Accumulated other comprehensive income (loss)	223	(599)
Total shareholders' deficit	(1,581)	(2,363)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$14,175	$27,987

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
	Year Ended December 31,
	2003	2002	2001

Net sales	$19,369	$21,063	$19,076
Cost of products sold	8,367	10,523	15,981
Gross profit	11,002	10,540	3,095

Operating expenses:
Selling, general and administrative	8,102	8,475	14,949
Research and development	2,663	2,190	2,754
Goodwill impairment, restructuring and unusual charges			8,570

Total operating expenses	10,765	10,665	26,273

Operating income (loss)	237	(125)	(23,178)

Interest expense	2,052	2,014	1,261
Interest income	(21)	(14)	(226)
Other expense (income), net	150	(42)	211

Loss from continuing operations	(1,944)	(2,083)	(24,424)

Discontinued operations:
Loss from discontinued operations	(1,048)	(961)	(9,243)
Gain on sale from disposition of discontinued operations	2,599

Net loss	$ (393)	$(3,044)	$(33,667)

Net income (loss) per share - basic and diluted
Continuing operations	$ (0.05)	$(0.05)	$(0.62)
Discontinued operations	0.04	(0.03)	(0.24)
Net loss per share - basic and diluted	$(0.01)	$(0.08)	$(0.86)

Weighted average shares used in computing net
loss per share:
Basic	39,688	39,564	39,352
Diluted	39,815	39,564	39,352

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31,
	2003	2002	2001
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(393)	$(3,044)	$(33,667)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Goodwill impairment, restructuring and unusual charges			6,115
(Income) loss from discontinued operations, net	(1,551)	961	9,243
Depreciation and amortization	588	1,149	2,648
Loss on sale of investments and asset writedown	560		328
Non-cash settlement of interest liability	1,190	1,322	563
Gain on debt extinguishment	(579)
Other	610	438	184
Changes in operating assets and liabilities, net of acquired assets & liabilities in 2001:
Accounts receivable	553	(1,009)	5,740
Inventories	942	1,170	3,529
Prepaid expenses and other assets	(801)	15	122
Accounts payable and accrued expenses	(402)	(491)	(1,158)
Other liabilities	177	(230)	150
Net cash provided by (used in) operating activities	894	281	(6,203)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary, net	10,294
Proceeds from sale of property/investments	83		113
Acquisition of Interocity			(5,000)
Acquisition of property and equipment	(155)	(62)	47
Decrease (increase) in restricted cash	1,000		(1,000)
Net cash provided by (used in) investing activities	11,222	(62)	(5,840)

CASH FLOWS FROM FINANCING ACTIVITIES:
(Payments) borrowings on term loan	(1,350)	(750)	1,261
Payments from revolving credit agreements, net	(2,311)	(400)	(2,540)
(Payments) proceeds from issuance of convertible debentures	(3,682)		2,210
Payments of capital lease obligations	(16)	(54)	(76)
Net cash (used in) provided by financing activities	(7,359)	(1,204)	855

Net cash provided by (used in) discontinued operations	994	(1,140)	(802)

Change in cash and cash equivalents	5,751	(2,125)	(11,990)
Cash and cash equivalents at beginning of year	1,217	3,342	15,332
Cash and cash equivalents at end of year	$ 6,968	$ 1,217	$ 3,342

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 469	$ 280	$ 596

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands)

					Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income(loss)	Total

Balance at January 1, 2001	38,870	$ 389	$70,022	$(36,902)	$(548)	$32,961

Net loss				(33,667)		(33,667)

Cumulative translation adjustment					(166)	(166)

Unrealized loss on available for sale securities					(124)	(124)

Total comprehensive loss						(33,957)

Exercise of stock options	2		1			1

Shares issued in connection with the acquisition of	633	6	1,235			1,241
Interocity

Issuance of common stock as compensation	59	1	66	0	0	67

Balance at December 31, 2001	39,564	396	71,324	(70,569)	(838)	313

Net loss				(3,044)		(3,044)

Cumulative translation adjustment					202	202

Unrealized gain on available for sale securities					37	37

Total comprehensive loss						(2,805)

Warrants issued			129			129

Balance at December 31, 2002	39,564	396	71,453	(73,613)	(599)	(2,363)

Net loss				(393)		(393)

Cumulative translation adjustment					378	378

Unrealized gain on available for sale securities					444	444

Total comprehensive income						429

Shares issued in connection with debt
redemption and extinguishment	901	9	272			281

Shares issued to 401K plan	223	2	70			72

Balance at December 31, 2003	40,688	$ 407	$71,795	$(74,006)	$ 223	$(1,581)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips.

On November 6, 2003, the Company completed the sale of the entire issued share capital of its wholly owned subsidiary, Chyron UK Holdings Limited (Chyron UK Holdings), including its operating subsidiary, Pro-Bel Limited, to Oval (1883) Limited, pursuant to the terms of a sale and purchase agreement. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company now focuses completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. The gross proceeds were approximately $15.3 million, before the required settlement of Pro-Bel bank obligations of approximately $3.4 million and related transaction costs of approximately $1.4 million. The Company realized a gain on sale of $2.6 million that was recorded in the fourth quarter of 2003.

The net proceeds of the sale of $10.5 million was used to pay down a portion of our indebtedness, with the balance retained for working capital purposes. As of November 13, 2003, we repaid in full the remaining balance of outstanding indebtedness with our U.S. bank and terminated our borrowing arrangement. On December 31, 2003, we used $2.5 million to pay off our Senior Subordinated Notes that matured on such date. On December 31, 2003, we closed on an exchange offer with holders of Series A and B Subordinated Convertible Debentures whereby approximately 18.3% of debentures totaling $1.95 million were exchanged for discounted cash payments of $1.04 million and 853,816 shares of common stock. This resulted in a gain of $0.6 million, in accordance with SFAS No. 15, "Accounting by Debtors and Creditors for Troubled Debt Restructuring" ("SFAS No. 15"), which was recorded in the fourth quarter of 2003. Consequently, at December 31, 2003, the Company's outstanding indebtedness, consisting solely of Series A and B Subordinated Convertible Debentures, totaled $8.7 million.

On February 27, 2004, the Company closed on a second exchange offer with a majority of the remaining Series A and B Debenture holders whereby $8.8 million (balance on January 31, 2004, including accrued interest) of debentures were exchanged for $3.8 million in cash and new Series C and D Debentures totaling $4.6 million were issued.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. During 2001, we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. We do not currently intend to effect another restructuring as we did in 2001 unless a downturn in sales necessitates it. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2004 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan so that we will have sufficient cash resources through December 31, 2004. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

In preparing contingency plans for a lower level of 2004 sales than we are currently forecasting, we have re-examined our cost structure and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, trade shows, advertising, professional fees, equipment, and bonuses, among other items. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

We believe that cash on hand and net cash to be generated in the business, and availability under our new line of credit, will be sufficient to meet our cash needs for the next twelve months if we are able to achieve our planned results of operations. However, there can be no assurance we will be able to achieve our plan.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. Investments in affiliates of less than 20 percent are generally stated at cost. Investments in companies representing ownership interests of 20 percent to 50 percent are accounted for by the equity method of accounting. Under the equity method, we include our pro-rata share of income (loss) of such equity investment, in our consolidated income (loss).

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, allowances for doubtful accounts, warranty reserves, forecasts of 2004 results and cash requirements. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes cash on deposit and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Inventories

Inventories are stated at the lower of cost or market, cost being determined primarily on the basis of average cost. The need for inventory obsolescence provisions is evaluated by us and, when appropriate, reserves for technological obsolescence, non-profitability of product lines and excess quantities are established.

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

Excess of Cost over Net Tangible Assets Acquired

We continually evaluate whether changes have occurred that would require revision of the remaining estimated useful life of the assigned excess of cost over the value of net tangible assets acquired (goodwill) or its carrying amount. Our method used to measure whether or not there is an impairment in the recorded value of an investment is to use the undiscounted cash flow method prescribed by FAS 142. Under this method we compare the undiscounted future cash flows with the recorded value of the investment to determine whether an impairment exists. If an impairment exists, we use the discounted cash flow method to calculate the impairment amount.

Marketable Securities

We account for our investments in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. At December 31, 2003, all securities covered by SFAS No. 115 were designated as available for sale. Accordingly, these securities are stated at fair value, with unrealized gains and losses reported as a separate component of comprehensive income or loss, net of tax. Realized gains and losses on sales of investments, as determined by the specific identification method, are included in the Consolidated Statements of Operations.

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

For periods prior to 2000 certain software development costs were capitalized, which resulted in amortization expense of such costs of approximately $0.4 million in 2002 and 2001. At December 31, 2002 all costs that were previously capitalized have been fully amortized.

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

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as an expense.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.05 million in 2003, $0.09 million in 2002 and $0.12 million in 2001.

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

Foreign Currencies

Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2003, 2002 and 2001 were gains of $0.04 million, $0.05 million and $0.09 million, respectively.

Net Loss Per Share

We report our net loss per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic net loss per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted net loss per common share is computed based on the weighted average number of common shares outstanding during the year plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. For 2003, 2002 and 2001 common stock equivalents of 9,520,000, 18,794,000 and 16,401,000, respectively, were not included in the computation of diluted net loss per common share because their effect would have been anti-dilutive.

Stock-Based Compensation Plans

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the years ended December 31, 2003, 2002 and 2001. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net loss and net loss per share if the fair value method had been applied (in thousands except per share amounts):

	Year Ended December 31,
	2003	2002	2001
Net loss, as reported	$(393)	$(3,044)	$(33,667)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method, net of related
tax effects	(50)	(628)	(872)
Proforma net loss	$(443)	$(3,672)	$(34,539)
Net loss per share - basic and diluted:
As reported	$(0.01)	$(0.08)	$(0.86)
Proforma	$(0.01)	$(0.09)	$(0.88)

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

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities" and a revised interpretation of FIN 46 (FIN 46-R) in December 2003 which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to all arrangements entered into after January 31, 2003. Since January 31, 2003, the Company has not invested in any entities it believes are variable interest entities for which the Company is the primary beneficiary. For arrangements entered into prior to February 1, 2003, the Company is required to adopt the provisions of FIN 46-R in the first quarter of 2004. The Company does not believe the adoption of FIN 46-R will have a material impact on its financial statements.

In April 2003, the FASB issued SFAS No. 149. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 requires that contracts with comparable characteristics be accounted for similarly. In particular, SFAS No. 149 (1) clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative discussed in paragraph 6(b) of SFAS No. 133, (2) clarifies when a derivative contains a financing component, (3) amends the definition of an underlying to conform it to language used in FIN No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and (4) amends certain other existing pronouncements. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the Company's results of operations or financial condition.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The provisions of SFAS No. 150 are effective for financial instruments entered into or modified after May 31, 2003, and otherwise are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the Company's results of operations or financial condition.

In December 2003, the Financial Accounting Standards Board ("FASB") issued a revised SFAS No. 132, "Employer's Disclosures about Pensions and Other Postretirement Benefits." The revised standard requires incremental pension and other postretirement benefit plan disclosures to financial statements and is designed to improve disclosure transparency. The adoption of this accounting standard did not have any effect on our results of operations or financial position.

Reclassifications

Certain reclassification of prior years' data have been made to conform to 2003 classifications.

2. DISCONTINUED OPERATIONS

On November 6, 2003, Chyron Corporation completed the sale of the entire issued share capital of its wholly owned subsidiary, Chyron UK Holdings Limited (Chyron UK Holdings), including its operating subsidiary, Pro-Bel Limited, to Oval (1883) Limited, pursuant to the terms of a sale and purchase agreement. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company now focuses completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. The gross proceeds were approximately $15.3 million, before the required settlement of Pro-Bel bank obligations of approximately $3.4 million and related transaction costs of approximately $1.4 million. This resulted in net proceeds of $10.5 million, of which $0.3 million will be paid in April 2005 (included in other assets at December 31, 2003), $0.4 million will be held in escrow, until the first quarter of 2004, pending the final valuation of net assets sold (included in other current assets at December 31, 2003), and the balance of $9.8 million was paid in cash at closing. The Company realized a gain on sale of $2.6 million that was recorded in the fourth quarter of 2003.

Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. Prior year Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. At December 31, 2002, the related assets and liabilities of this segment consisted of (in thousands):

Cash	$ 642
Accounts receivable, net	2,821
Inventories, net	6,012
Prepaid expenses and other assets	419
Property and equipment, net	3,359
Pension asset	4,429
Total assets	$17,682

Accounts payable and accrued expenses	$ 3,251
Current and long term debt	2,566
Capital lease obligations	184
Other liabilities	1,055
Total liabilities	$ 7,056

Following are the Statements of Operations for the discontinued operations through November 6, 2003 (in thousands):

	2003	2002	2001

Net sales	$17,389	$20,316	$27,106
Cost of sales	8,006	9,454	15,190
	9,383	10,862	11,916
Operating expenses:
Selling, general and administrative	8,608	10,567	14,003
Research and development	1,771	1,905	2,881
Goodwill, impairment, restructuring
and unusual charges			3,898
Total operating expenses	10,379	12,472	20,782
Operating loss	(996)	(1,610)	(8,866)
Interest expense	161	206	234
Other (income) expense	(109)	(855)	143
Loss from discontinued operations	$(1,048)	$ (961)	$(9,243)

3. BUSINESS ACQUISITION

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

Interocity was a relative start up web site development company (commenced operations in 1999) providing streaming media design and development services, a market that we thought offered growth opportunities as we expected businesses to start to move towards Internet-based broadcasting and would require related consulting services in their effort. We acquired Interocity to be the cornerstone of our then new Streaming Services division that we had started in late

2000 to build an internal infrastructure to enter this market. However, due to a sharp slowdown in the economy and a sudden and marked decline in the Internet business market in particular at the end of 2000 and into early 2001, the Streaming Services division (which included the Interocity operations) experienced lower than expected revenues in the first quarter (only $0.18 million) and early second quarter (only $0.04 million) of 2001, and the demand that we had anticipated for such services did not materialize. It became apparent in the second quarter of 2001 that revenues would not be even remotely sufficient to support the accelerating costs of entering the streaming services market and that the Streaming Services division would be a significant net user of cash that we needed for our core business, for the foreseeable future. Consequently, we quickly decided to close down the Streaming Services division and assessed the recoverability of our investment in Interocity. Our assessment concluded that the recoverability was minimal based on a comparison of undiscounted cash flow from forecasted revenues and potential disposition to the net carrying amount of our investment in Interocity in accordance with Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"). Consequently we determined that the goodwill associated with the acquisition of Interocity was permanently impaired and should be written off. The actual impairment amount to be written off was calculated using a discounted cash flow method. Accordingly, we determined that the entire remaining unamortized net asset of $5.5 million was non-recoverable, and recognized a goodwill impairment charge of $5.5 million during the second quarter of 2001.

4. GOODWILL IMPAIRMENT, RESTRUCTURING AND OTHER

UNUSUAL CHARGES

We recorded goodwill impairment, restructuring and other unusual charges totaling $12.5 million during the second, third and fourth quarters of 2001 as summarized in the table below (in thousands):

	Q2	Q3	Q4	Total

Goodwill impairment	$5,478	$3,595	$ 0	$ 9,073
Fixed assets	1,504	0	0	1,504
Severance	749	0	571	1,320
Lease commitments	523	0	0	523
Other	48	0	0	48
	$8,302	$3,595	$571	$12,468
Breakdown:
Non cash charges	$6,982	$3,595	$ 0	$10,577
Cash charges	1,320	0	571	1,891
Remaining cash outlays
at December 31, 2003	0	0	0	0

The $8.3 million charge incurred in the second quarter of 2001 was directly related to a restructuring involving the closing down of our Streaming Services division. Of this charge, $5.5 million related to the impairment of goodwill from our investment in Interocity, which was the core component of our Streaming Services division. The $3.6 million charge incurred in the third quarter of 2001 was directly related to an impairment of goodwill from our investment in our Pro-Bel division. The $0.6 million charge incurred in the fourth quarter of 2001 was related to a company-wide restructuring plan effected to bring costs and expenses in line with forecasted revenues. Of the total 2001 charges of $12.5 million, $10.6 million were non-cash charges, consisting of the goodwill impairment and fixed assets write-offs, and the balance of $1.9 million were cash charges, consisting of severance payments, lease payments and other minor payments. The majority of the cash charges were paid out in 2001, with the balance paid out during 2002.

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

In creating the Streaming Services division, we invested in computer equipment, servers and furniture. When the division was closed, those total fixed assets that could not be sold or used elsewhere in the Company, were written-off in the second quarter of 2001 in the amount of their depreciated carrying value of $1.5 million.

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

In the fourth quarter of 2001, we implemented a company-wide restructuring plan. Severance associated with the elimination/termination of 66 employees in implementing the restructuring plan was $0.57 million. Positions were eliminated in virtually all functions of the Company including marketing, manufacturing and testing, customer support, service and training, finance, support and administration and research and development. Severance consisting of salary and benefits continuance for a period of time was determined based on length of service or, in some cases, as per the terms of employment agreements. Cash outlays related to severance of $0.43 million were made during the fourth quarter of 2001 and the balance was paid out during the first and second quarters of 2002.

5. MARKETABLE SECURITIES

Our investment in equity securities of vizrt Ltd. (symbol VIZ - traded on Neuer Market and Frankfurt Stock Exchange) is categorized as available for sale and has been reflected in our balance sheet at December 31, 2003 and 2002 at fair market value of $0.3 million and $0.08 million, respectively.

Early in 2003, due to trading values that were below cost for a period of time, we determined that the decline in market value was other than temporary and wrote this security down to its fair value. Accordingly, an impairment loss of $0.2 million, which is included in other expense, was charged to earnings. A net unrealized gain of $0.2 million and an unrealized loss of $0.2 million were reported as components of other comprehensive income at December 31, 2003 and 2002, respectively. During 2003 and 2001, we recognized a realized gain of $0.06 million and a loss of $0.33 million on the sale of a portion of such securities, respectively.

6. INTANGIBLE ASSETS

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

The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, was ascribed to an exclusive sales and marketing agreement and was amortized over three years pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets." Amortization of this intangible approximated $0.25 million, $0.35 million and $0.35 million in 2003, 2002 and 2001, respectively. As of December 31, 2003 the asset is fully amortized. As of December 31, 2002 the gross asset balance was $1.1 million and the accumulated amortization was $0.8 million.

7. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.98 million and $2.1 million at December 31, 2003 and 2002, respectively. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-

broadcast display markets. At December 31, 2003 and 2002, receivables included approximately $0.5 million and $3.7 million, respectively, due from foreign customers.

Bad debt expense amounted to $0.1 million and $0.2 million in 2002 and 2001, respectively. We periodically evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

8. INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2003	2002
Finished goods	$ 568	$ 499
Work-in-progress	307	361
Raw material	839	1,796
	1,714	2,656
Pro-Bel Division, net		6,012
	$1,714	$8,668

9. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2003	2002
Machinery and equipment	$11,613	$11,725
Furniture and fixtures	627	627
Leasehold improvements	498	498
	12,738	12,850
Less: Accumulated depreciation
and amortization	12,108	11,789
	630	1,061
Pro-Bel Division, net		3,359
	$ 630	$ 4,420

Depreciation expense, which includes amortization of assets under capital lease, was $0.3 million, $0.4 million and $1.4 million in 2003, 2002 and 2001, respectively.

10. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2003	2002
Accounts payable	$1,987	$2,622
Accrued salaries, wages and
vacation pay	924	816
Other	763	562
	3,674	4,000
Pro-Bel Division		3,251
	$3,674	$7,251

11. LONG-TERM DEBT

At December 31, 2003, we had no outstanding indebtedness under credit facilities with lending institutions. At December 31, 2002, long-term debt consisted of the following (in thousands):

Graphics division:
Term loan (a)	$ 1,350
Revolving credit facility (a)	2,311
3,661
Pro-Bel division:
Commercial mortgage term loan (b)	1,219
Trade finance facility (b)	1,347
2,566
6,227
Less amounts due in one year	(5,141)
$ 1,086

(a) At December 31, 2002, we had a $5.3 million credit facility with a U.S. bank, under which we had a term loan and a revolving line of credit. During 2003, we made scheduled principal payments on the term loan until it was fully paid in September 2003. On November 13, 2003, we utilized a portion of the proceeds received upon the sale of our Pro-Bel Division to pay down the remaining balance on our revolving line of credit and terminated this facility with our U.S. bank. Interest was paid monthly at a rate of Prime +2% on the term loan and Prime +1% on the revolving line of credit. In addition, we paid monthly commitment fees equal to one half of 1% per annum of the daily unused portion of the facility which were not significant for any of the years presented.

(b) Pro-Bel had a commercial mortgage term loan and overdraft facility with a U.K. bank. As a condition of the sale of the Pro-Bel division, the mortgage and overdraft facility were paid in full at closing.

In March 2004, the Company received a commitment from a new U.S. bank for a $2.5 million working capital line of credit which extends through April 15, 2005. The Company will have the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest will be payable at prime +2%, where prime is a minimum of 4%, and we will be required to maintain certain levels of tangible net worth.

12. SUBORDINATED CONVERTIBLE DEBENTURES

	December 31,
	2003	2002
Series A Convertible Debentures	$1,378	$1,385
Series B Convertible Debentures	7,299	8,187
Senior Notes		2,486
	$8,677	$12,058

During late 1998 and 1999 we raised $7.7 million through the issuance of Series A and Series B 8% Subordinated Convertible Debentures ("Series A and Series B Debentures"), due December 31, 2003, to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A Debentures, which totaled $1.2 million, paid interest quarterly and were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. Under the original terms, the Series B Debentures, which totaled $6.5 million, were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. Interest was payable quarterly and may be paid by increasing the amount of principal owed thereunder.

On December 17, 2001, the terms of the existing Series A and Series B Debentures were amended to extend the maturity date of the Series A and B Debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option. On February 28, 2002, our board of directors resolved to pay interest on the Series A and Series B Debentures only in the form of additional debentures. Interest expense attributable to Series A and B Debentures totaled $1.2 million, $1.1 million and $0.7 million in 2003, 2002 and 2001, respectively.

In connection with the amendment to the Series A and Series B Debentures, we issued warrants to holders of the amended Series A and Series B Debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The fair value of the warrants of $0.13 million has been reflected as a discount to the related obligation, which will be amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During 2003 and 2002 amortization expense was $0.04 million. The warrants were vested immediately and are exercisable through December 31, 2004.

On December 31, 2003, we closed on an exchange offer to holders of Series A and Series B Debentures. Holders who accepted the offer exchanged Series A and Series B Debentures representing a December 31, 2003 book value of $1.95 million in return for a total of discounted cash payments of $1.04 million and 853,816 shares of common stock of the Company. The exchange resulted in cancellation of approximately 18.3% of the total of the debentures at their December 31, 2003 book value with $8.7 million of debentures still outstanding. The Company recorded a gain on extinguishment of debt, in accordance with SFAS No. 15, in its fourth quarter of 2003 of $0.6 million (net of transaction costs of $0.06 million). The gain from the transaction resulted in a decrease to the net loss per common share of $0.02 for the year ended December 31, 2003.

On February 27, 2004, we closed on a second exchange offer whereby Series A and B Debentures of $8.7 million ($8.8 million at January 31, 2004, including accrued paid in kind interest) were exchanged for $3.8 million in cash, and $2.3 million for new Series C Subordinated Convertible Debentures ("Series C Debentures") and $2.3 million for new Series D Subordinated Convertible Debentures ("Series D Debentures"). The Series C Debentures bear interest annually at 7%, payable in kind, will mature December 31, 2005 and can be converted to common stock at a per share conversion price of $1.50. The Series D Debentures bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65. All holders of Series C and Series D Debentures are beneficial owners or 5% or more of our common stock. In accordance with SFAS No. 15, no gain will be recorded on this transaction. Rather, interest expense will be adjusted prospectively in a manner to create a constant effective rate.

In December 2001, we completed a private placement of 12% Senior Subordinated Convertible Notes and received $2.21 million, exclusive of offering costs of $0.2 million, which were deferred and reflected as additional interest expense over the term of the Notes. These Senior Subordinated Notes matured December 31, 2003. Interest at 12% was payable in the form of additional senior notes. At December 31, 2003, the entire principal balance and interest was paid to note holders. Interest expense attributable to senior notes totaled $0.3 million in 2003 and 2002.

13. SHAREHOLDERS' (DEFICIT) EQUITY

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

			Accumulated
	Foreign Currency	Net Unrealized	Other
	Translation	Gain (Loss) on	Comprehensive
	Adjustments	Marketable Securities	Income (Loss)

January 1, 2001	$ (414)	$ (134)	$ (548)
Change for period	(166)	(124)	(290)
December 31, 2001	(580)	(258)	(838)
Change for period	202	37	239
December 31, 2002	(378)	(221)	(599)
Change for period	378	444	822
December 31, 2003	$ 0	$ 223	$ 223

At December 31, 2003, the following warrants to purchase shares of our common stock were outstanding:

Warrants	Exercise Price	Expiration Date

123,631	$1.625	9/6/2004
60,000	1.120	3/29/2005
60,000	6.500	4/10/2005
151,914	6.500	4/11/2005
861,027	0.350	12/31/2004

14. LONG-TERM INCENTIVE PLAN

Incentive awards are provided to employees under the terms of our 1999 Incentive Compensation Plan. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of our board of directors. The Plan is administered by a committee, designated by the board, to determine the time and circumstances under which an employee option may be exercised. Generally, options vest 1/3 each year, are fully vested three years from grant date and have a term of ten years. At December 31, 2003, there were 1.9 million shares available to be granted under the Plan.

Transactions involving stock options are summarized as follows:

			Weighted
		Range of	Average
	Stock	Exercise	Exercise
	Options	Price	Price
	Outstanding	Per Share	Per Share	Exercisable

Balance at January 1, 2001	3,353,827	$0.75 - 16.13	$2.23	1,072,676
Granted	1,697,500	0.32 - 2.13	0.92
Exercised	(1,914)	0.75	0.75
Canceled	(1,280,901)	0.55 - 5.38	2.08
Balance at December 31, 2001	3,768,512	0.32 - 16.13	1.70	2,088,347
Granted	1,271,000	0.26 - 0.61	0.32
Canceled	(257,180)	0.32 - 5.38	1.70
Balance at December 31, 2002	4,782,332	0.26 - 16.13	1.33	2,910,539
Granted	575,001	0.16 - 0.51	0.30
Exercised	(2,500)	0.26 - 0.32	0.30
Canceled	(2,166,951)	0.26 - 5.88	1.32
Balance at December 31, 2003	3,187,882	0.16 - 16.13	1.16	2,387,683

The following table summarizes information concerning currently outstanding and exercisable stock options (thousands of shares):

	Options Outstanding			Options Exercisable
Range of		Average	Weighted		Weighted
Exercise Price	Options	Life	Average Price	Options	Average Price

$0.00 - $0.50	1,412	9.0	$0.31	686	$0.32
0.51 - 1.00	778	7.4	0.59	706	0.59
1.01 - 2.00	236	5.5	1.78	234	1.79
2.01 - 3.00	553	5.7	2.21	553	2.21
3.01 - 4.00	134	6.0	3.43	134	3.43
4.01 - 5.00	18	3.5	4.52	18	4.52
5.01 - 6.00	27	2.0	5.59	27	5.59
9.01 - 10.00	3	2.1	9.38	3	9.38
12.01 - 13.00	3	2.7	12.75	3	12.75
16.01 - 17.00	24	2.6	16.13	24	16.13
	3,188			2,388

If we had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the effect on our net loss and net loss per share has been illustrated in our footnote entitled "Summary of Significant Accounting Policies." The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2003, 2002 and 2001: dividend yield of 0%; expected volatility of 125.0% in 2003, 125.1% in 2002 and 110.9% in 2001 and expected life of 4 years. The weighted average risk free interest rates for 2003, 2002 and 2001 were 2.88%, 3.08% and 4.25%, respectively. Using these assumptions, the weighted average grant date fair value of options granted during 2003, 2002 and 2001 was $0.24, $0.26 and $0.68, respectively.

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

15. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Net operating loss carryforwards	$21,177	$22,164
Capital loss carryforwards	5,014	448
Inventory	2,252	4,991
Fixed assets and capitalized software	1,572	1,898
Other liabilities	1,031	737
Accounts receivable and other assets	911	1,438
	31,957	31,676
Deferred tax liabilities:
Other taxable temporary differences		832

Deferred tax valuation allowance	31,957	30,844
	$ 0	$ 0

At December 31, 2003, we had U.S. net operating loss carryforwards ("NOLs") of approximately $62 million expiring between the years 2004 through 2023. In connection with our emergence in 1991 from our reorganization under Chapter 11 of the U.S. Bankruptcy Code, the benefit of our pre-reorganization NOLs were not reflected in net income, but rather recorded as an increase to paid-in capital. In addition, such NOLs (approximately $13 million) are subject to annual limitations under U.S. income tax rules as a result of the changes in control of the Company.

Our net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realization of these assets and established a full valuation allowance.

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2003		2002		2001
	Amount	%	Amount	%	Amount	%
Federal income tax benefit
at statutory rate	$(134)	(34.0)	$(1,035)	(34.0)	$(11,447)	(34.0)
Permanent differences	5	1.2	(138)	(4.5)	338	1.0
International rate differences	5,457	1,387.8	(317)	(10.4)	354	1.0
Effect of valuation allowance of
deferred tax assets	(5,337)	(1,357.0)	1,472	48.4	10,755	32.0
Other, net	9	2.0	18	0.5	0	0.0
	$ 0	0.0	$ 0	0.0	$ 0	0.0

16. BENEFIT PLANS

Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act. During 2004, we expect to contribute $0.6 million for the 2003 and 2004 plan years, based on these funding requirements. The assets of the U.S. Pension Plan at December 31, 2003 include equities, government and corporate fixed income securities, cash and cash equivalents. We use a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2003	2002
Reconciliation of projected benefit obligation:
Obligation at January 1	$2,249	$2,093
Service cost	285	291
Interest cost	146	144
Actuarial losses	297	129
Benefit payments	(189)	(408)
Obligation at December 31	$2,788	$2,249

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$1,220	$1,281
Actual return on plan assets	86	(170)
Employer contributions	98	517
Benefit payments	(189)	(408)
Fair value of plan assets at December 31	$1,215	$1,220

Funded Status:
Funded status at December 31	$(1,573)	$(1,029)
Unrecognized prior-service cost	(341)	(375)
Unrecognized gain	(441)	(818)
Net amount recognized	$(2,355)	$(2,222)

	2003	2002	2001
Components of net periodic pension cost:
Service cost	$285	$291	$370
Interest cost	146	144	126
Expected return on plan assets	(109)	(131)	(119)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of prior gain	(56)	(99)	(78)
Net periodic benefit cost	$232	$ 171	$ 265

	2003	2002	2001
Weighted-average assumptions used to determine
net periodic benefit cost for the years ended
December 31:
Discount rate	6.75%	7.25%	7.5%
Expected long term return on plan assets	8.50%	9.0%	9.0%
Rate of compensation increase	4.0%	4.5%	4.5%

Weighted-average assumptions used to determine
pension benefit obligation as of December 31:
Discount rate	6.00%	6.75%
Rate of compensation increase	4.0%	4.5%

The expected return on pension plan assets was based on the current interest rate environment, our pension plan investment guidelines, and our expectations for long-term rates of return. The overall investment objective is to achieve the highest level of return with the least amount of risk. It is desired that the aggregate investment portfolios achieve a return higher than the "market", with "market" being a benchmark equal to 80% of the arithmetic mean return of the Russell 2000 Index over three to five year rolling time periods. The real return objective of the total portfolio is CPI + 5% measured on an arithmetic means basis, annualized over a three to five year time period. Our target allocation for 2004 and actual pension plan asset allocations at December 31, 2003 and 2002 are as follows:

	Target	Actual
	Allocation	Allocation
Asset Category	2004	2003	2002
Equity securities	45%	53%	39%
Debt securities	45	43	23
Other	10	4	38
Total	100%	100%	100%

The accumulated benefit obligation was $2.26 million and $1.76 million at December 31, 2003 and 2002, respectively.

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron Corporation are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary contributions in the form of Company common stock of up to 20% of the first 10% of the compensation contributed by a participant. The charge to earnings for the cost of the matching contribution was $0.07 million, $0.07 million and $0.09 million in 2003, 2002 and 2001, respectively. Employees will vest in the matching contribution in equal increments annually over three years.

We also have several U.K. employees that are provided with pension benefits through the Chyron International Corporation Group Personal Pension Plan (the "CIC Pension Plan") which was established upon the sale of Pro-Bel. Under the CIC Pension Plan, each member has an individual account within the plan and the Company contributes monthly an amount equal to a percentage of his/her salary. New employees will receive an 8% of salary contribution.

Pro-Bel had a non-contributory defined benefit pension plan covering permanent employees hired prior to September 1, 1999. Along with the sale of the Pro-Bel Division in November 2003, the plan assets and the net benefit obligation were transferred as part of the sale.

Benefit plan information for the U.K. Pension Plan at December 31, 2002 is as follows (in thousands):

2002
Reconciliation of projected benefit obligation:
Obligation at January 1	$13,013
Service cost	552
Interest cost	712
Actuarial gain	(436)
Benefit payments	(146)
Obligation at December 31	$13,695

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$14,337
Actual return on plan assets	186
Employer contributions	543
Benefit payments	(146)
Fair value of plan assets at December 31	$14,920

Funded status:
Funded status at December 31	$1,225
Unrecognized loss	2,352
Unrecognized prior-service cost	493
Effect of currency rate fluctuations	(182)
Net amount recognized	$3,888

17. COMMITMENTS AND CONTINGENCIES

At December 31, 2003, we were obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

	Operating	Capital

2004	$414	$11
2005	408	8
2006	423
2007	433
2008	449
2009 thereafter	230

The operating leases contain provisions for escalations and for facility maintenance. Total rent expense was $0.48 million, $0.43 million and $0.58 million for 2003, 2002 and 2001, respectively.

We generally provide warranties on all of our products ranging for one year. There may be, in certain instances, exceptions to these terms. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. Warranty costs incurred have not been material in recent years. We record an estimate for future warranty costs based on return rates and other factors. The product warranty obligation included in accrued expenses at December 31, 2003 and 2002 was $0.05 million and $0.2 million, respectively.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. Had all such key and other covered employees been terminated at December 31, 2003, the estimated total severance would have approximated $1.4 million.

We, from time to time, are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

18. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.3 million, $0.3 million and $0.5 million during 2003, 2002 and 2001, respectively. The balance owed for legal services was $0.03 million and $0.04 million at December 31, 2003 and 2002, respectively.

In November 2000, we purchased 20% of Video Technics, a supplier of certain hardware and software products. In connection with this investment, we have an exclusive arrangement to sell/license these products. For a time in 2001 and for years prior, we purchased both hardware and software from Video Technics. Currently, only software is purchased since we are manufacturing all hardware. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $0.7 million, $1.0 million and $1.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. The balance owed to Video Technics for purchases was $0.2 million and $0.08 million at December 31, 2003 and 2002, respectively.

Presently, we are the only major customer of Video Technics whose financial well being is dependent on our success with the Aprisa line. Being a privately-held and small company, there is no assurance that Video Technics will not face financial problems, thus being unable to meet its supply obligations and endangering the Aprisa product line for several months. Sales of Aprisa products represented 11%, 10% and 18% of sales in 2003, 2002 and 2001, respectively.

Beginning in 2001 and ending in February 2003, when he became the President and Chief Executive Officer of the Company, Mr. Michael Wellesley-Wesley, then a member of our board of directors, was paid $15,000 monthly for consulting services, and was assigned a company automobile, for exploring strategic alternatives for the Company. During 2003, 2002 and 2001, the cost of these consulting services approximated $0.03 million, $0.18 million and $0.09 million, respectively.

Mr. Henderson, a current Director and the Company's President and Chief Executive Officer until February 2003, was paid fees of $0.04 million, plus expenses, for consulting services in exploring strategic alternatives for the Company subsequent to his resignation.

19. SEGMENT INFORMATION

As a result of the sale of our Pro-Bel division in November 2003, the Company no longer has any reportable segments. For a portion of 2001, we did maintain a Streaming Services division that was closed in the second quarter of 2001.

Business Segment Information:
(In thousands)
	Graphics	Streaming Services

Net sales 2001	$18,854	$ 222

Operating loss 2001*	$(10,428)	$(12,750)

Depreciation and
amortization 2001	$2,181	$ 467

*Operating loss includes unusual charges in 2001 of $8,570.

Geographic Area Information:
	2003	2002	2001
Revenues from external customers
United States	$17,529	$15,958	$15,419
United Kingdom	608
Canada		1,339	795
Switzerland		1,107
France		979	671
All other	1,232	1,680	2,191
	$19,369	$21,063	$19,076

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2003, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for herein will be presented under the captions ELECTION OF THE BOARD OF DIRECTORS and SECTION 16(a) REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act by April 29, 2004, in connection with the 2004 annual meeting of stockholders of Chyron ("Proxy Statement"), and is incorporated herein by reference in response to this item.

We have adopted a written code of ethics for senior financial officers which is included as Exhibit 14 to this report. The Company will provide to any person, without charge, a copy of such code of ethics, upon written request to: Ms. Margaret Roed, Chyron Corporation, 5 Hub Drive, Melville, NY 11747.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein will be presented under the caption REPORT OF THE AUDIT COMMITTEE in our Proxy Statement, and is incorporated herein by reference in response to this item.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND

REPORTS ON FORM 8-K

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page 40.

(2) Financial Statement Schedule

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 15(d) found on page 75.

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2003, 2002 and 2001.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

(3) Financial Statement Exhibits

See list of exhibits to the Financial Statements in Section (c) below.

(b) Reports on Form 8-K

A report on Form 8-K was filed on November 10, 2003, announcing the sale of all of the stock of the Company's wholly owned subsidiary, Chyron UK Holdings Limited and its operating subsidiary Pro-Bel Limited which constituted all of the Company's Signal Distribution and Automation business.

A report on Form 8-K was filed on November 14, 2003, advising of a press release, on the same date, announcing the results of the Company's operations for the three and nine months ended, and financial condition as of September 30, 2003.

A report on Form 8-K was filed on November 21, 2003, which disclosed the details and provided Pro forma Financial Information related to the sale, on November 6, 2003, of the Company's wholly-owned subsidiary, Chyron UK Holdings Limited, including its operating subsidiary Pro-Bel Limited.

		Note
(c)	Exhibits

3.	Articles of Incorporation and By-Laws.
(a)	Restated Certificate of Incorporation of Chyron Corporation	(1)
(b)	Amended and Restated By-Laws of Chyron Corporation,
	adopted October 28, 1998	(4)
(c)	Amendment of Certificate of Incorporation of Chyron Corporation,
	adopted January 24, 1997	(3)

4.	Instruments defining rights of security holders, including debentures.
(a)	Form of 8% Subordinated Convertible Debenture Due
	December 31, 2003	(4)
(b)	Form of Subscription Agreement and Investment Representation for the
	purchase of the 8% Subordinated Convertible Debenture Due
	December 31, 2003	(4)
(c)	Form of 8% Series B Subordinated Convertible Debenture Due
	December 31, 2003	(5)
(d)	Form of Subscription Agreement and Investment Representation for the
	purchase of the 8% Series B Subordinated Convertible Debenture Due
	December 31, 2003	(5)
(e)	Form of 12% Senior Subordinated Convertible Note Due
	December 31, 2003	(6)
(f)	Form of Subscription, Subordination and Registration Rights Agreement
	for the purchase of the 12% Senior Subordinated Convertible Notes Due
	December 31, 2003	(6)
(g)	Form of Series A 12% Subordinated Convertible Debenture Due
	December 31, 2004	(6)
(h)	Form of Series B 12% Subordinated Convertible Debenture Due
	December 31, 2004	(6)
(i)	Form of Amendment to the 8% Subordinated Convertible Debentures
	Due December 31, 2003 and the Series B 8% Subordinated Convertible
	Debentures Due December 31, 2003	(6)
(j)	Form of Common Stock Purchase Warrant, Issued on
	December 17, 2001	(6)

(k)	Notice of Amendment of each of the 12% Senior Subordinated Convertible
	Notes Due December 31, 2003, Series A 12% Subordinated Convertible
	Debentures Due December 31, 2004 and Series B 12% Subordinated
	Convertible Debentures Due December 31, 2004, Dated March 11, 2002	(6)
(l)	Form of Series C 7% Subordinated Convertible Debenture Due
	December 31, 2005	(8)
(m)	Form of Series D 8% Subordinated Convertible Debenture Due
	December 31, 2006	(8)

10.	Material Contracts.
(a)	Indemnification Agreement between Chyron Corporation and
	Donald P. Greenberg dated November 19, 1996	(3)
(b)	Indemnification Agreement between Chyron Corporation and
	Roger Henderson dated November 19, 1996	(3)
(c)	Indemnification Agreement between Chyron Corporation and
	Christopher R. Kelly dated July 18, 2002	(7)
(d)	Indemnification Agreement between Chyron Corporation and
	Wesley W. Lang, Jr. dated November 19, 1996	(3)
(e)	Indemnification Agreement between Chyron Corporation and
	Eugene M. Weber dated November 19, 1996	(3)
(f)	Indemnification Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated November 19, 1996	(3)
(g)	Indemnification Agreement between Chyron Corporation and
	Jerry Kieliszak dated July 18, 2002	(7)
(h)	Indemnification Agreement between Chyron Corporation and
	Jerry Kieliszak, Trustee, Chyron Corporation 401(k) Plan, effective
	March 1, 2002	(7)
(i)	Indemnification Agreement between Jerry Kieliszak, Trustee, and
	Chyron Corporation Employees' Pension Plan, effective March 1, 2002	(7)
(j)	Employment Agreement between Chyron Corporation and
	Michael Wellesley-Wesley, dated February 1, 2003	(7)
(k)	Separation Agreement between Chyron Corporation and
	Roger Henderson dated January 16, 2003	(7)
(l)	Separation Agreement between Chyron Corporation and
	Michael Knight dated February 11, 2004	(8)
(m)	Separation Agreement between Chyron Corporation and
	James Paul dated December 22, 2003	(8)
(n)	Employment Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated January 30, 2004	(8)

14.	Code of Ethics for Senior Financial Officers	(8)

23.	Consent of PricewaterhouseCoopers LLP dated March 30, 2004	(8)

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	(8)
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the
	Sarbanes-Oxley Act of 2002	(8)

32.	Certification of Chief Executive Officer and Chief Financial Officer
	pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(8)

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

(7) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 2002 on Form 10-K dated March 31, 2003.

(8) Attached hereto in this Annual Report for the fiscal year ended December 31, 2003 on Form 10-K dated March 30, 2004.

d) Financial Statement Schedules

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts(1)	$ 2,132		$1,155	$ 977
Inventory reserves(2)	14,830	(155)	9,155	5,520
Deferred tax valuation allowance(3)	30,844		(1,113)	31,957

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$ 1,923	$ 248	$ 39	$ 2,132
Inventory reserves	14,568	327	65	14,830
Deferred tax valuation allowance	32,687		1,843	30,844

YEAR ENDED DECEMBER 31, 2001
Allowance for doubtful accounts	$ 2,274	$ 200	$ 551	$ 1,923
Inventory reserves	12,332	2,868	632	14,568
Deferred tax valuation allowance	21,932	10,755	0	32,687

(1) Approximately $0.9 million of this deduction results from the sale of our Pro-Bel Division.

(2) Approximately $1.3 million of this deduction results from the sale of our Pro-Bel Division. The balance results from the disposal of inventory items that were fully reserved.

(3) Approximately $6.1 million results from the tax loss generated in 2003, offset by a $5 million reduction attributable to the Pro-Bel Division.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2004, by the following persons on behalf of the registrant and in the capacities on the date indicated.

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