Form 10-Q
period 2004-03-31
CHYRON CORP
filed 2004-05-11
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004
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

Common Stock $.01 Par Value - 40,749,781 as of May 1, 2004

This document consists of 18 pages

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2004 (unaudited)
	and December 31, 2003	3
	Consolidated Statements of Operations (unaudited) for the Three
	Months ended March 31, 2004 and 2003	4
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2004 and 2003	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 6.	Exhibits and Reports on Form 8-K	17

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$ 3,043	$ 6,968
Accounts receivable, net	4,522	3,454
Inventories, net	2,146	1,714
Marketable securities		288
Prepaid expenses and other current assets	204	667
Total current assets	9,915	13,091

Property and equipment, net	733	630
Other assets	364	454
TOTAL ASSETS	$11,012	$14,175

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
Accounts payable and accrued expenses	$ 3,815	$ 3,674
Deferred revenue	980	806
Pension liability	643	643
Capital lease obligations	9	11
Total current liabilities	5,447	5,134

Convertible debentures	5,021	8,677
Pension liability	1,770	1,712
Other liabilities	234	233
Total liabilities	12,472	15,756

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 40,738,274 at March 31, 2004 and
40,687,466 at December 31, 2003	407	407
Additional paid-in capital	71,813	71,795
Accumulated deficit	(73,680)	(74,006)
Accumulated other comprehensive income		223
Total shareholders' deficit	(1,460)	(1,581)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 11,012	$ 14,175

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands, except per share amounts)

(Unaudited)
	2004	2003

Net sales	$5,760	$5,299
Cost of products sold	2,242	2,253
Gross profit	3,518	3,046

Operating expenses:
Selling, general and administrative	2,410	1,853
Research and development	905	593

Total operating expenses	3,315	2,446

Operating income	203	600

Interest expense	153	500

Interest income	(14)	(2)

Other (income) expense, net	(262)	194

Income (loss) from continuing operations	326	(92)

Income from discontinued operations		177

Net income	$ 326	$ 85

Net income (loss) per share - basic and diluted:
Continuing operations	$ 0.01	$ 0.00
Discontinued operations		0.00
	$ 0.01	$ 0.00
Weighted average shares outstanding:
Basic	40,716	39,577
Diluted	41,236	39,582

Comprehensive income:
Net income	$ 326	$ 85
Other comprehensive income (loss):
Foreign currency translation gain		31
Unrealized (loss) gain on securities available for sale	(223)	10

Total comprehensive income	$ 103	$ 126

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2004 AND 2003
(In thousands)
(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$326	$ 85
Adjustments to reconcile net income (used in) provided by
operating activities:
Income from discontinued operations		177
Depreciation and amortization	73	173
Non-cash settlement of interest liability	125	356
Impairment of marketable securities		211
Amortization of debt issue costs	24	90
Gain on sale of securities	(224)
Changes in operating assets and liabilities:
Accounts receivable	(1,068)	569
Inventories	(432)	404
Prepaid expenses and other assets	125	(207)
Accounts payable and accrued expenses	333	(932)
Other liabilities	58	(22)
Net cash (used in) provided by operating activities	(660)	904

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(174)	(40)
Portion of proceeds from sale of Pro-Bel Division	415
Proceeds from sale of securities	289
Net cash provided by (used in) investing activities	530	(40)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of convertible debentures	(3,792)
Payments on revolving credit agreements, net		(349)
Payments of capital lease obligations	(3)	(4)
Net cash used in financing activities	(3,795)	(353)

Net cash used by discontinued operations		(23)

Change in cash and cash equivalents	(3,925)	488
Cash and cash equivalents at beginning of period	6,968	1,217
Cash and cash equivalents at end of period	$ 3,043	$1,705

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2004 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 method of presentation.

Nature of Business

On November 6, 2003 we sold all of the stock of our wholly-owned subsidiary Chyron UK Holdings Limited, including the operating subsidiary Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics division remains. The 2003 Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. For the three month period ended March 31, 2003, revenues and the net income attributable to the Signal Distribution and Automation segment were $5.6 million and $0.18 million, respectively. As a result, the Company is now focused completely on its core-competency, the development of real-time graphics solutions for our worldwide professional video and TV broadcast customers.

The net proceeds of the sale of $10.5 million were used to pay down a portion of our indebtedness, with the balance retained for working capital purposes. As of November 13, 2003, we repaid in full the remaining balance of outstanding indebtedness with our U.S. bank and terminated our borrowing arrangement. On December 31, 2003, we used $2.5 million to pay off our Senior Subordinated Notes that matured on such date. On December 31, 2003, we closed on an exchange offer with certain holders of Series A and B Subordinated Convertible Debentures

whereby approximately 18.3% of debentures totaling $1.95 million were exchanged for discounted cash payments of $1.04 million and 853,816 shares of common stock. On February 27, 2004, the Company closed on a second exchange offer with a majority of the remaining Series A and B Debenture holders whereby $8.8 million (balance on January 31, 2004, including accrued interest) of debentures were exchanged for $3.8 million in cash and newly issued Series C and D Debentures totaling $4.6 million.

We provide graphics products to the broadcast industry for use in analog and digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. During 2001, we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. We do not currently intend to effect another restructuring as we did in 2001 unless a downturn in sales necessitates it. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2004 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan so that we will have sufficient cash resources through December 31, 2004. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

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

We believe that cash on hand and net cash to be generated in the business, and availability under a new $2.5 million bank line of credit that we entered into in May, will be sufficient to meet our cash needs for the next twelve months if we are able to achieve our planned results of operations. However, there can be no assurance we will be able to achieve our plan.

2. MARKETABLE SECURITY

During the first quarter of 2003 we evaluated our investment in equity securities of vizrt Ltd. (symbol VIZ - traded on the Prime Standard segment of the Frankfurt Stock Exchange). Due to market values that were below our cost for a period of time, we determined that the decline in market value was other than temporary and wrote this security down to its then fair value. Accordingly, an impairment loss of $0.2 million, which is included in other expense, was charged to earnings in the first quarter of 2003.

In the fourth quarter of 2003, the market value of this security increased and we sold a portion of our investment and realized a gain of $0.06 million. Also at December 31, 2003, included in other comprehensive income, was an unrealized gain of $0.2 million.

In the first quarter of 2004, we sold the remaining balance of our investment and realized a gain of $0.2 million which is included in other income, net.

3. INTANGIBLE ASSETS

In 2000, we purchased a 20% interest in Video Technics, Inc., which develops software for the Chyron Aprisa Clip/Stillstore systems. The investment is accounted for under the equity method of accounting.

The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, was ascribed to an exclusive sales and marketing agreement and was amortized over three years (the term of the agreement) pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets." Amortization of this intangible approximated $0.09 million in the three months ended March 31, 2003. As of December 31, 2003 this asset had been fully amortized.

4. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	March 31,	December 31,
	2004	2003
Finished goods	$ 589	$ 568
Work-in-progress	349	307
Raw materials	1,208	839
	$2,146	$1,714

5. EQUITY BASED COMPENSATION

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the three months ended March 31, 2004 and 2003. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net income and net income per share if the fair value method had been applied (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2004	2003

Net income	$326	$ 85
Total stock-based compensation income determined under
fair value based method, net of related tax effects	14	40
Pro forma net income	$340	$125
Earnings per share:
Basic - as reported	$0.01	$0.00
Basic - pro forma	0.01	0.00
Diluted - as reported	0.01	0.00
Diluted - pro forma	0.01	0.00

6. SUBORDINATED CONVERTIBLE DEBENTURES

On February 27, 2004, we utilized a portion of the proceeds from the sale of our Pro-Bel Division to close on an exchange offer to reduce our outstanding indebtedness. In the offer, Series A and B Debentures of $8.8 million were exchanged for $3.8 million in cash, $2.3 million for new Series C Subordinated Convertible Debentures ("Series C Debentures") and $2.3 million for new Series D Subordinated Convertible Debentures ("Series D Debentures"). The Series C Debentures bear interest annually at 7%, payable in kind, will mature December 31, 2005 and can be converted to common stock at a per share conversion price of $1.50. The Series D Debentures bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65. All holders of Series C and Series D Debentures are beneficial owners of 5% or more of our common stock. In accordance with SFAS No. 15, no gain was recorded on this transaction. Rather, the gain will be deferred and interest expense related to the Series D Debentures will be adjusted prospectively in a manner to create a constant effective rate of interest of approximately 3%.

7. BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 was as follows:

	2004	2003

Service cost	$ 71	$ 73
Interest cost	37	36
Expected return on plan assets	(27)	(33)
Amortization of prior service cost	(9)	(9)
Amortization of prior gain	(14)	(24)
	$ 58	$ 43

During the quarter ended March 31, 2004 there were no contributions made to the Pension Plan. We expect to contribute $0.6 million over the balance of 2004.

8. GEOGRAPHIC INFORMATION

As a result of the disposal of the Signal Distribution and Automation division in November 2003, we have only one segment of business. Consequently, the only division remaining is the Graphics division, whose operating information is reported in the Statements of Operations for the three month period ended March 31, 2004 and 2003. The details of the Graphics division geographic sales are as follows:

	Three Months Ended
	March 31,
	(In thousands)
	2004	2003

United States	$4,574	$5,033
Canada	202	92
France	216	34
Other	768	140

9. SUBSEQUENT EVENT

In May 2004, the Company entered into a new line of credit agreement with a new U.S. bank. The new agreement provides the Company with a $2.5 million working capital line of credit which extends through April 15, 2005. Under the agreement, the Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest on borrowings under the line is payable at prime +2%, where prime is a minimum of 4%, and we are required to maintain certain levels of tangible net worth.

10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's Consolidated Financial Statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the OTC Bulletin Board as a trading platform, expansion into new markets, and our ability to successfully implement our strategic alliance strategy. Additional factors affecting future results, and which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, include:

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

  In order to maintain profitability, we will need to offset the general pattern of declines and fluctuations in the prices of our products.

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

Comparison of the Three Months Ended March 31, 2004 and 2003

Revenues for the quarter ended March 31, 2004 were $5.8 million, an increase of $0.5 million, or 9% from the $5.3 million reported for the first quarter of 2003. This increase is directly attributable to an increase in revenues in Europe and Asia. During 2003, we did not have an international sales force that was specifically dedicated to graphics products. In connection with the sale of our Pro-Bel Division, we established a small, but experienced team that possesses specific knowledge of graphics products, is based internationally and is focused on the worldwide marketplace.

Gross margins for the first quarter of 2004 increased to 61% from 57% in the comparable quarter in 2003. Higher average selling prices of products in the first quarter of 2004 as compared to the first quarter of 2003 accounted for the majority of the increase. Other factors contributing to the improvement in margins were an increase in software sales which carry a higher margin and the elimination of costs of approximately $0.1 million relating to amortization and inventory reserves that were incurred in 2003 and were not required in 2004.

Selling, general and administrative (SG&A) expenses increased by $0.5 million, to $2.4 million in the quarter ended March 31, 2004, compared to $1.9 million in the first quarter of 2003. During 2003, for the period that we owned Pro-Bel, there existed cost sharing arrangements related to sales and marketing expenses, trade shows and other corporate expenses that benefited both organizations. Effective with the sale of this division in November 2003, Chyron has to absorb the full cost of any of these expenses that remain. The net impact in the first quarter 2004 of these additional costs is approximately $0.5 million and represents substantially the increase in SG&A.

Research and development (R&D) costs of $0.9 million in the first quarter of 2004 increased by $0.3 million compared to the $0.6 million incurred in the first quarter of 2003. Increases were attributable to increased engineering personnel costs of approximately $0.1 million as we hired five additional developers to enhance our development efforts to address the changing requirements in the marketplace, most notably HD products. Material costs associated with these development efforts grew by over $0.1 million. In addition, other costs of approximately $0.1 million were incurred relative to the use of outside consultants and professional services for the protection of our intellectual property.

Interest expense in the first quarter of 2004 approximated $0.15 million as compared to $0.5 million in the first quarter of 2003. This is a direct result of the combination of lower borrowings and lower interest rates discussed as follows.

During 2004, there was no outstanding indebtedness with any financial institution. Our revolving line of credit and term loan with our former U.S. bank was paid down throughout 2003 with funds from operations, with the final payment being made in November 2003. This resulted in interest savings of $0.07 million. In addition, our senior notes were paid off in December 2003 which also reduced interest expense by $0.08 million.

In the fourth quarter of 2003 and first quarter of 2004, we closed on two exchange offers, which resulted in the retirement of approximately $6 million of Series A and B debentures, with the balance exchanged for Series C and D debentures which carry a lower rate of interest. The combination of these factors reduced interest expense by another $0.2 million.

The components of other (income) expense, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2004	2003
Impairment of marketable securities		$211
Gain on sale of securities	$(224)
Foreign exchange transaction gain	(40)	(16)
Other	2	(1)
	$(262)	$194

During the quarter ended March 31, 2003 we evaluated our investment in equity securities of vizrt Ltd., that was trading below our cost for a period of time, and determined that the decline in the market value was other than temporary. Accordingly, the security was written down to its current fair value and a loss of $0.2 million was charged to earnings. In the first quarter of 2004, the market value of this security improved and we sold our remaining investment and realized a gain of $0.2 million.

On November 6, 2003 we sold all of the stock of our wholly-owned subsidiary Chyron UK Holdings Limited, including the operating subsidiary Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics division remains. The 2003 Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. For the three month period ended March 31, 2003, revenues and the net income attributable to the Signal Distribution and Automation segment were $5.6 million and $0.18 million, respectively. As a result, the Company now focuses completely on its core-competency, the development of real-time graphics solutions for our worldwide professional video and TV broadcast customers.

Liquidity and Capital Resources

At March 31, 2004, we had cash on hand of $3 million and working capital of $4.5 million.

During the three months ended March 31, 2004, net cash of $0.7 million was used by operations and $3.8 million was used to retire convertible debentures. The utilization of cash from operations was driven by the increase in receivables from sales that were realized late in the quarter, and therefore not yet collected, and an increase in inventory relative to new products.

This was partially offset by $0.5 million provided by investing activities, primarily the receipt, in March 2004, of the funds held in escrow from the sale of Pro-Bel and proceeds from the sale of securities.

The Company utilized a portion of the proceeds from the sale of Pro-Bel to effect a second exchange offer on February 27, 2004 with a majority of the remaining Series A and B Debenture holders whereby $8.8 million of debentures were exchanged for $3.8 million in cash and newly issued Series C and D Debentures totaling $4.6 million. The Series C Debentures, of $2.3 million, bear interest annually at 7%, payable in kind, and will mature December 31, 2005. The Series D Debentures bear interest annually at 8%, payable in kind, and will mature December 31, 2006. In accordance with SFAS No. 15, no gain was recorded on this transaction. Rather, the gain will be deferred and interest expense related to the Series D debentures will be adjusted prospectively in a manner to create a constant effective rate of interest of approximately 3%.

In May 2004, the Company entered into a new line of credit agreement with a new U.S. bank for a $2.5 million working capital line of credit which extends through April 15, 2005. Under the agreement, the Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest on borrowings under the line is payable at prime +2%, where prime is a minimum 4%, and we are required to maintain certain levels of tangible net worth.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended March 31, 2004 and 2003, sales to foreign customers were 21% and 5% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was minimal in the three month periods ended March 31, 2004 and 2003. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity (deficit).

We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2004. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b)  Reports on Form 8-K:

A Form 8-K was filed on January 6, 2004 pertaining to an exchange offer with holders of Series A and Series B 12% Subordinated Convertible Debentures.

A Form 8-K was filed on March 2, 2004, advising of a press release, on same date, announcing the closing of an offering to retire Series A and Series B 12% Subordinated Convertible Debentures.

A Form 8-K was filed on March 12, 2004, advising of a press release, on March 11, 2004, announcing the results of the Company operations for the three months and year ended December 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 11, 2004	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

May 11, 2004	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and
Chief Financial Officer