Form 10-Q
period 2004-06-30
CHYRON CORP
filed 2004-08-11
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2004
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

Common Stock $.01 Par Value - 40,783,934 as of August 1, 2004

This document consists of 20 pages

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2004 (unaudited) and
	December 31, 2003	3

	Consolidated Statements of Operations (unaudited) for the Three
	Months ended June 30, 2004 and 2003	4

	Consolidated Statements of Operations (unaudited) for the Six
	Months ended June 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows (unaudited) for the Six
	Months ended June 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits and Reports on Form 8-K	19

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	June 30,	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$2,228	$6,968
Accounts receivable, net	4,024	3,454
Inventories, net	2,670	1,714
Marketable securities	-	288
Prepaid expenses and other current assets	692	667
Total current assets	9,614	13,091

Property and equipment, net	689	630
Other assets	114	454
TOTAL ASSETS	$10,417	$14,175

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,694	$3,674
Deferred revenue	901	806
Pension liability	643	643
Capital lease obligations	6	11
Total current liabilities	5,244	5,134

Convertible debentures	5,086	8,677
Pension liability	1,737	1,712
Other liabilities	233	233
Total liabilities	12,300	15,756

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 40,769,727 at June 30, 2004 and
40,687,466 at December 31, 2003	408	407
Additional paid-in capital	71,831	71,795
Accumulated deficit	(74,124)	(74,006)
Accumulated other comprehensive income	2	223
Total shareholders' deficit	(1,883)	(1,581)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,417	$14,175

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands, except per share amounts)

(Unaudited)
	2004	2003

Net sales	$4,852	$4,991
Cost of products sold	1,858	2,290
Gross profit	2,994	2,701

Operating expenses:
Selling, general and administrative	2,524	1,785
Research and development	839	629

Total operating expenses	3,363	2,414

Operating (loss) profit	(369)	287

Interest expense	92	512

Interest income	(22)	(4)

Other expense (income), net	5	(1)

Loss from continuing operations	(444)	(220)

Loss from discontinued operations	-	(195)

Net loss	$(444)	$(415)

Net loss per common share - basic and diluted
Continuing operations	$(0.01)	$(0.01)
Discontinued operations	-	(0.00)
	$(0.01)	$(0.01)

Weighted average shares outstanding - basic and diluted	40,755	39,652

Comprehensive loss:
Net loss	$(444)	$(415)
Other comprehensive income:
Foreign currency translation gain	2	65
Unrealized gain on securities available for sale	-	43

Total comprehensive loss	$(442)	$(307)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands, except per share amounts)
(Unaudited)
	2004	2003

Net sales	$10,612	$10,290
Cost of products sold	4,100	4,543
Gross profit	6,512	5,747

Operating expenses:
Selling, general and administrative	4,934	3,638
Research and development	1,744	1,222

Total operating expenses	6,678	4,860

Operating (loss) income	(166)	887

Interest expense	245	1,012

Interest income	(36)	(6)

Other (income) expense, net	(257)	193

Loss from continuing operations	(118)	(312)

Loss from discontinued operations	-	(18)

Net loss	$(118)	$(330)

Net loss per common share - basic and diluted
Continuing operations	$(0.00)	$(0.01)
Discontinued operations	-	(0.00)
	$(0.00)	$(0.01)

Weighted average shares outstanding - basic and diluted	40,736	39,615

Comprehensive loss:
Net loss	$(118)	$(330)
Other comprehensive income (loss):
Foreign currency translation gain	2	96
Unrealized (loss) gain on securities available for sale	(223)	53

Total comprehensive loss	$(339)	$(181)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2004 AND 2003
(In thousands)
(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(118)	$(330)
Adjustments to reconcile net loss to cash (used in) provided by operating activities:
Depreciation and amortization	147	336
Non-cash settlement of interest liability	180	721
Impairment of marketable securities	-	211
Amortization of debt issue costs	58	191
Gain on sale of securities	(224)	-
Other	4	-
Changes in operating assets and liabilities, net of effects of disposition:
Accounts receivable	(570)	993
Inventories	(956)	745
Prepaid expenses and other assets	(137)	(195)
Accounts payable and accrued expenses	151	(918)
Other liabilities	25	61
Net cash (used in) provided by operating activities	(1,440)	1,815

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(206)	(80)
Receipt of escrow proceeds from sale of Pro-Bel	415	-
Proceeds from sale of securities	289	-
Net cash provided by (used in) investing activities	498	(80)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(3,792)	(925)
Payments on revolving credit agreements, net	-	(818)
Payments of capital lease obligations	(6)	(8)
Net cash used in financing activities	(3,798)	(1,751)

Net cash provided by discontinued operations	-	384

Change in cash and cash equivalents	(4,740)	368
Cash and cash equivalents at beginning of period	6,968	1,217
Cash and cash equivalents at end of period	$ 2,228	$ 1,585

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2004 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 method of presentation.

Nature of Business

On November 6, 2003 we sold all of the stock of our wholly-owned subsidiary Chyron UK Holdings Limited, including the operating subsidiary Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics division remains. The 2003 Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. For the six month period ended June 30, 2003, revenues and the net loss attributable to the Signal Distribution and Automation segment were $10.6 million and $0.02 million, respectively. As a result, the Company is now focused completely on its core-competency, the development of real-time graphics solutions for our worldwide professional video and TV broadcast customers.

The net proceeds of the sale of $10.5 million were used to pay down a portion of our indebtedness, with the balance retained for working capital purposes. As of November 13, 2003, we repaid in full the remaining balance of outstanding indebtedness with our U.S. bank and terminated our borrowing arrangement. On December 31, 2003, we used $2.5 million to pay off our Senior Subordinated Notes that matured on such date. On December 31, 2003, we closed on an exchange offer with certain holders of Series A and B Subordinated Convertible Debentures (the "Series A and B Debentures") whereby approximately 18.3% of debentures totaling $1.95 million were exchanged for discounted cash payments of $1.04 million and 853,816 shares of common stock. On February 27, 2004, the Company closed on a second exchange offer with a majority of the remaining Series A and B Debenture holders whereby $8.8 million (balance on January 31, 2004, including accrued interest) of debentures were exchanged for $3.8 million in cash and newly issued Series C and D Debentures totaling $4.6 million.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. During 2001, we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. We do not currently intend to effect another restructuring as we did in 2001 unless a downturn in sales necessitates it. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2004 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan so that we will have sufficient cash resources through the next twelve months. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

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

We believe that cash on hand, net cash to be generated in the business, and availability under a new $2.5 million bank line of credit that we entered into in May, will be sufficient to meet our cash needs for the next twelve months if we are able to achieve our planned results of operations. However, there can be no assurance we will be able to achieve our plan.

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

3. OTHER CURRENT ASSETS

Included in other current assets is $0.3 million (0.23 million GBP, valued at the exchange rate in effect on date of disposition and discounted to present value) representing the final payment from the sale of Chyron UK Holdings Limited which is due in April 2005.

4. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	June 30,	December 31,
	2004	2003

Finished goods	$ 693	$ 568
Work-in-progress	448	307
Raw materials	1,529	839
	$2,670	$1,714

5. EQUITY BASED COMPENSATION

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the three and six month periods ended June 30, 2004 and 2003. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net loss and net loss per share if the fair value method had been applied (in thousands except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Net loss	$(444)	$(415)	$(118)	$(330)
Total stock-based compensation income
determined under fair value based method,
net of related tax effects	(42)	(125)	(28)	(85)
Pro forma net loss	$(486)	$(540)	$(146)	$(415)
Loss per share:
Basic and diluted - as reported	$(0.01)	$(0.01)	$(0.00)	$(0.01)
Basic and diluted - pro forma	$(0.01)	$(0.01)	$(0.00)	$(0.01)

6. SUBORDINATED CONVERTIBLE DEBENTURES

On February 27, 2004, we utilized a portion of the proceeds from the sale of Chyron UK Holdings Limited to close on an exchange offer to reduce our outstanding indebtedness. In the offer, Series A and B Debentures of $8.8 million were exchanged for $3.8 million in cash, $2.3 million for new Series C Subordinated Convertible Debentures ("Series C Debentures") and $2.3 million for new Series D Subordinated Convertible Debentures ("Series D Debentures"). The Series C Debentures bear interest annually at 7%, payable in kind, will mature December 31, 2005 and can be converted to common stock at a per share conversion price of $1.50. The Series D Debentures bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65. All holders of Series C and Series D Debentures are beneficial owners of 5% or more of our common stock. In accordance with SFAS No. 15, no gain was recorded on this transaction. Rather, the gain will be deferred and interest expense related to the Series D Debentures will be adjusted prospectively in a manner to create a constant effective rate of interest of approximately 3%.

7. CREDIT FACILITY

In May 2004, the Company entered into a new line of credit agreement with a new U.S. bank. The new agreement provides the Company with a $2.5 million working capital line of credit which extends through April 15, 2005. Under the agreement, the Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest on borrowings under the line is payable at prime +2%, where prime is a minimum of 4%, and we are required to maintain certain levels of tangible net worth. During 2004, there has been no outstanding indebtedness with any financial institution.

8. BENEFIT PLANS

The net periodic benefit cost is follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Service cost	$ 71	$ 73	$142	$146
Interest cost	37	36	74	72
Expected return on plan assets	(27)	(33)	(54)	(66)
Amortization of prior service cost	(9)	(9)	(18)	(18)
Amortization of prior gain	(14)	(24)	(28)	(48)
	$ 58	$ 43	$116	$ 86

During the quarter ended June 30, 2004, we made contributions of $0.09 million to the Pension Plan. We expect to contribute $0.6 million over the next twelve months.

9. GEOGRAPHIC INFORMATION

As a result of the disposal of the Signal Distribution and Automation division in November 2003, the only division remaining is the Graphics division, whose operating information is reported in the Statements of Operations for the periods ended June 30, 2004 and 2003. The details of the Graphics division geographic sales are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
United States	$3,487	$4,477	$8,061	$9,510
Canada	166	22	368	114
France	227	42	443	76
Germany	231	71	343	80
Korea	242	0	359	0
Other	499	379	1,038	510

10. RECENT ACCOUNTING PRONOUNCEMENTS

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's Consolidated Financial Statements.

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

  We cannot assure you that we will achieve profitability because we have a history of losses.

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

Comparison of the Three and Six Months Ended June 30, 2004 and 2003

Revenues for the quarter ended June 30, 2004 were $4.9 million, a decrease of $0.1 million, or 2% from the $5.0 million reported for the second quarter of 2003. Revenues for the six months ended June 30, 2004 were $10.6 million, an increase of $0.3 million or 3% from the $10.3 million reported for the first six months of 2003.

Revenues derived from U.S. customers were $3.5 million in the second quarter of 2004 as compared to $4.5 million in the second quarter of 2003. Revenues derived from international customers were $1.4 million in the second quarter of 2004 as compared to $0.5 million in the second quarter of 2003. Year to date revenues in the U.S. were $8.1 million in 2004 and $9.5 million in 2003. Year to date international revenues were $2.5 million in 2004 and $0.8 million in 2003. The increase in international revenues in both periods reflects the results of an international sales force specifically dedicated to graphics products. In connection with the sale of our Pro-Bel division, we established a small, but experienced team that possesses specific knowledge of graphics products, is based internationally and is focused on the worldwide marketplace. Revenues in the U.S. were lower in 2004 as compared to 2003 as a result of customer projects being delayed or deferred. However, we expect those projects to materialize within the balance of 2004.

Gross margins for the second quarter of 2004 increased to 62% from 54% in the comparable quarter in 2003. Gross margins for the six month periods in 2004 and 2003 were 61% and 56%, respectively. Gross margins improved in both the three and six month periods in 2004 as compared to 2003. Factors contributing to the improvement in margins were an increase in software sales which carry a higher margin, lower material costs, and the elimination of costs of approximately $0.1 and $0.2 million, respectively, relating to amortization and inventory reserves that were incurred in the three and six month periods in 2003 and were not required in 2004.

Selling, general and administrative (SG&A) expenses increased by $0.7 million, to $2.5 million in the quarter ended June 30, 2004 compared to $1.8 million in the second quarter of 2003. SG&A expenses increased by $1.3 million, to $4.9 million in the first six months of 2004 compared to $3.6 million for the first six months of 2003. During 2003, for the period that we owned Pro-Bel, there existed cost sharing arrangements related to sales and marketing expenses, trade shows and other corporate expenses that benefited both organizations. Effective with the sale of this division in November 2003, Chyron has to absorb the full cost of any of these expenses that remain. The net impact in the three and six month periods in 2004 of these additional costs is approximately $0.6 million and $1.1 million, respectively, and represents substantially the increase in SG&A. Other increases in the three and six month periods were primarily related to sales and marketing expenses as we enhanced efforts in those areas relative to new HD products.

Research and development (R&D) costs in the second quarter of 2004 of $0.8 million increased slightly by $0.2 million compared to the quarter ended June 30, 2003. R&D costs increased by $0.5 million, to $1.7 million in the first six months of 2004, compared to $1.2 million for the first six months of 2003. Increases in the three and six month periods ended June 30, 2004, were attributable to increased engineering personnel costs of approximately $0.1 million and $0.2 million, respectively, as we hired five additional developers to enhance our development efforts to address the changing requirements in the marketplace, most notably HD products. Material costs associated with these development efforts grew by over $0.1 million and $0.2 million in the three and six month periods ended June 30, 2004, respectively. In addition, in the first six months of 2004, other costs of approximately $0.1 million were incurred relative to the use of outside consultants for software development and professional services for the protection of our intellectual property.

Interest expense in the second quarter of 2004 approximated $0.1 million as compared to $0.5 million in the second quarter of 2003. Interest expense in the first six months of 2004 was $0.2 million as compared to $1.0 million in 2003. This is a direct result of the combination of lower borrowings and lower interest rates discussed as follows.

During 2004, there was no outstanding indebtedness with any financial institution. Our revolving line of credit and term loan with our former U.S. bank was paid down throughout 2003 with funds from operations, with the final payment being made in November 2003. This resulted in interest savings in the three and six month periods ended June 30, 2004, of $0.07 million and $0.14 million, respectively. In addition, our senior notes were paid off in December 2003 which also reduced interest expense by $0.08 million and $0.15 million in the three and six month periods in 2004.

In the fourth quarter of 2003 and first quarter of 2004, we closed on two exchange offers, which resulted in the retirement of approximately $6 million of Series A and B debentures, with the balance exchanged for Series C and D debentures which carry a lower rate of interest. The combination of these factors reduced interest expense by another $0.3 million in the second quarter of 2004 and $0.5 million year to date in 2004.

The components of other (income) expense, net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2004	2003	2004	2003

Foreign exchange transaction loss (gain)	$ 5		$ (33)	$ (17)
Gain on sale of securities			(224)
Impairment of marketable security				211
Other		$ (1)		(1)
	$ 5	$ (1)	$(257)	$ 193

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

On November 6, 2003 we sold all of the stock of our wholly-owned subsidiary Chyron UK Holdings Limited, including the operating subsidiary Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics division remains. The 2003 Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. For the six month period ended June 30, 2003, revenues and the net loss attributable to the Signal Distribution and Automation segment were $10.6 million and $0.02 million, respectively. As a result, the Company now focuses completely on its core-competency, the development of real-time graphics solutions for our worldwide professional video and TV broadcast customers.

Liquidity and Capital Resources

At June 30, 2004, we had cash on hand of $2.2 million and working capital of $4.4 million.

During the six months ended June 30, 2004, net cash of $1.4 million was used by operations and $3.8 million was used to retire convertible debentures. The utilization of cash from operations was driven by an increase in receivables from sales that were realized late in the quarter, and therefore not yet collectable, delays in collection of several customer receivables and an increase in inventory primarily relative to new products. This was partially offset by $0.5 million provided by investing activities, primarily the receipt, in March 2004, of the funds held in escrow from the sale of Pro-Bel and proceeds from the sale of securities.

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

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. During 2001 we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. We do not currently intend to effect another restructuring as we did in 2001 unless a downturn in sales necessitates it. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2004 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and further reduce headcount, according to our contingency plan so that we will have sufficient cash resources through the next twelve months. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

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

Recent Accounting Pronouncements

In January 2003, the FASB issued FIN 46, "Consolidation of Variable Interest Entities - an interpretation of ARB No. 51," which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's Consolidated Financial Statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

             MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended June 30, 2004 and 2003, sales to foreign customers were 28% and 10% of total sales, respectively. For the six months ended June 30, 2004 and 2003, sales to foreign customers were 24% and 8% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was minimal in the three month periods ended June 30, 2004 and 2003. The net impact of foreign exchange transactions in the six months ended June 30, 2004 and 2003 were gains of $0.03 million and $0.02 million, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity (deficit).

We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Item 4.   CONTROLS AND PROCEDURES

As of June 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2004. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on May 19, 2004, voting was held for one proposal - the election of seven (7) directors to hold office until the next Annual Meeting. The results of that voting were as follows:

	In Favor	Against
Proposal:
Donald P. Greenberg	31,901,860	237,889
Roger Henderson	31,952,289	187,460
Christopher R. Kelly	31,952,215	187,534
Wesley W. Lang, Jr.	31,952,097	187,653
Joan Y. McCabe	31,933,995	205,753
Eugene M. Weber	31,952,090	187,659
Michael I. Wellesley-Wesley	31,952,087	187,663

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

Exhibit No.	Description of Exhibit

31.1	Rule 13a-14(a)/15d-14(a) Certification (Chief Executive Officer)

31.2	Rule 13a-14(a)/15d-14(a) Certification (Chief Financial Officer)

32	Section 1350 Certifications

(b) Reports on Form 8-K:

A Form 8-K was filed on May 12, 2004, advising of a press release, on same date, announcing the results of the Company's operations for the three months ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 11, 2004	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

August 11, 2004	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President