Form 10-Q
period 2004-09-30
CHYRON CORP
filed 2004-11-10
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004
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

Common Stock $.01 Par Value - 40,783,934 as of October 31, 2004

This document consists of 20 pages

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2004 (unaudited) and
	December 31, 2003	3

	Consolidated Statements of Operations and Comprehensive
	Income (Loss) (unaudited) for the Three Months ended
	September 30, 2004 and 2003	4

	Consolidated Statements of Operations and Comprehensive
	Income (Loss) (unaudited) for the Nine Months ended
	September 30, 2004 and 2003	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months ended September 30, 2004 and 2003	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	18

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 6.	Exhibits and Reports on Form 8-K	19

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	September 30,	December 31,
ASSETS	2004	2003
Current assets:
Cash and cash equivalents	$1,975	$6,968
Accounts receivable, net	4,199	3,454
Inventories, net	3,002	1,714
Marketable securities	-	288
Prepaid expenses and other current assets	735	667
Total current assets	9,911	13,091

Property and equipment, net	710	630
Other assets	128	454
TOTAL ASSETS	$10,749	$14,175

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,886	$3,674
Deferred revenue	995	806
Pension liability	347	643
Capital lease obligations	4	11
Total current liabilities	5,232	5,134

Convertible debentures	5,153	8,677
Pension liability	1,679	1,712
Other liabilities	233	233
Total liabilities	12,297	15,756

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 40,783,934 at September 30, 2004 and
40,687,466 at December 31, 2003	408	407
Additional paid-in capital	71,838	71,795
Accumulated deficit	(73,798)	(74,006)
Accumulated other comprehensive income	4	223
Total shareholders' deficit	(1,548)	(1,581)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,749	$14,175

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands, except per share amounts)

(Unaudited)
	2004	2003
Net revenue:
Product revenues	$5,548	$2,837
Services	744	891
Total net revenue	6,292	3,728

Cost of sales	2,504	1,722

Gross profit	3,788	2,006

Operating expenses:
Selling, general and administrative	2,634	1,672
Research and development	820	661

Total operating expenses	3,454	2,333

Operating profit (loss)	334	(327)

Interest expense	98	527
Interest income	(3)	(3)
Other (income) expense, net	(87)	614

Income (loss) from continuing operations	326	(1,465)

Loss from discontinued operations	-	(707)

Net income (loss)	$ 326	$(2,172)

Net income (loss) per common share - basic and diluted:
Continuing operations	$ 0.01	$(0.04)
Discontinued operations	-	(0.01)
	$ 0.01	$(0.05)

Weighted average shares outstanding:
Basic	40,782	39,720
Diluted	41,519	39,720

Comprehensive income (loss):
Net income (loss)	$ 326	$(2,172)
Other comprehensive income:
Foreign currency translation gain	2	3
Unrealized gain on securities available for sale	-	156

Total comprehensive income (loss)	$ 328	$(2,013)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands, except per share amounts)
(Unaudited)
	2004	2003
Net revenue:
Product revenues	$14,612	$11,233
Services	2,292	2,784
Total net revenue	16,904	14,017

Cost of sales	6,604	6,265

Gross profit	10,300	7,752

Operating expenses:
Selling, general and administrative	7,568	5,310
Research and development	2,564	1,882

Total operating expenses	10,132	7,192

Operating income	168	560

Interest expense	343	1,541
Interest income	(39)	(10)
Other (income) expense, net	(344)	806

Income (loss) from continuing operations	208	(1,777)

Loss from discontinued operations	-	(725)

Net income (loss)	$ 208	$(2,502)

Net income (loss) per common share - basic and diluted:
Continuing operations	$0.01	$(0.04)
Discontinued operations	-	(0.02)
	$0.01	$(0.06)

Weighted average shares outstanding:
Basic	40,751	39,650
Diluted	41,535	39,650

Comprehensive loss:
Net income (loss)	$ 208	$(2,502)
Other comprehensive income (loss):
Foreign currency translation gain	4	99
Unrealized (loss) gain on securities available for sale	(223)	209

Total comprehensive loss	$ (11)	$(2,194)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
(In thousands)
(Unaudited)
	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 208	$(2,502)
Adjustments to reconcile net income (loss) to cash (used in)
provided by operating activities:
Loss from discontinued operations, net	-	725
Depreciation and amortization	229	500
Non-cash settlement of interest liability	235	1,100
Amortization of debt issue costs	98	291
Gain on sale of securities	(224)	-
Other	54	835
Changes in operating assets and liabilities, net of effects of disposition:
Accounts receivable	(745)	1,890
Inventories	(1,338)	724
Prepaid expenses and other assets	(223)	(523)
Accounts payable and accrued expenses	445	(1,061)
Other liabilities	(328)	151
Net cash (used in) provided by operating activities	(1,589)	2,130

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(309)	(137)
Receipt of escrow proceeds from sale of Pro-Bel	415	-
Proceeds from sale of securities	289	-
Net cash provided by (used in) investing activities	395	(137)

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of term loan	(3,792)	(1,350)
Payments on revolving credit agreements, net	-	(1,375)
Payments of capital lease obligations	(7)	(12)
Net cash used in financing activities	(3,799)	(2,737)

Net cash provided by discontinued operations	-	560

Change in cash and cash equivalents	(4,993)	(184)
Cash and cash equivalents at beginning of period	6,968	1,217
Cash and cash equivalents at end of period	$ 1,975	$ 1,033

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2004 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2004 and 2003. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. The December 31, 2003 figures included herein were derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 method of presentation.

Nature of Business

On November 6, 2003 we sold all of the stock of our wholly-owned subsidiary Chyron UK Holdings Limited, including the operating subsidiary Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics business remains. The 2003 Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. For the nine month period ended September 30, 2003, revenues and the net loss attributable to the Signal Distribution and Automation segment were $15.5 million and $0.7 million, respectively. As a result, the Company is now focused completely on its core competency, the development of real-time graphics solutions for our worldwide professional video and TV broadcast customers.

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

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues fall significantly below forecasted revenues we believe we have the ability to reduce or delay certain expenditures, including some capital purchases, and reduce headcount, according to our contingency plan so that we will have sufficient cash resources through the next fifteen months. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

In preparing contingency plans for a lower level of sales than we are currently forecasting, and in recognition that $2.65 million of principal and accrued interest mature on December 31, 2005, we have re-examined our cost structure and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, marketing expenses, professional fees, equipment, and bonuses, among other items. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

We believe that cash on hand and net cash to be generated in the business will be sufficient to meet our cash needs for the next fifteen months, if we are able to achieve our planned results of operations. However, there can be no assurance we will be able to achieve our plan.

Net Income Per Share

For the three and nine month periods ending September 30, 2004 common stock equivalents of 8.6 million shares were not included in the computation of diluted net income per common share because their effect would have been antidilutive.

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

3. OTHER CURRENT ASSETS

Included in other current assets is $0.4 million (0.23 million GBP, valued at the exchange rate in effect at September 30, 2004 and discounted to present value) representing the final payment from the sale of Chyron UK Holdings Limited which is due in April 2005.

4. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	September 30,	December 31,
	2004	2003

Finished goods	$ 725	$ 568
Work-in-progress	545	307
Raw materials	1,732	839
	$3,002	$1,714

5. EQUITY BASED COMPENSATION

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the three and nine month periods ended September 30, 2004 and 2003. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net income (loss) and net income (loss) per common share if the fair value method had been applied (in thousands except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Net income (loss)	$ 326	$(2,172)	$ 208	$(2,502)
Total stock-based compensation expense
determined under fair value based method,
net of related tax effects	(81)	(134)	(108)	(220)
Pro forma net income (loss)	$ 245	$(2,306)	$ 100	$(2,722)
Net income (loss) per common share:
Basic and diluted - as reported	$0.01	$(0.05)	$0.01	$(0.06)
Basic and diluted - pro forma	$0.01	$(0.06)	$0.00	$(0.07)

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

7. CREDIT FACILITY

In May 2004, the Company entered into a line of credit agreement with a new U.S. bank. The new agreement provides the Company with a $2.5 million working capital line of credit which extends through April 15, 2005. Under the agreement, the Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest on borrowings under the line is payable at prime +2%, where prime is a minimum of 4%, and we are required to maintain certain levels of tangible net worth. During 2004, there has been no outstanding indebtedness with any banking institution.

8. BENEFIT PLANS

The net periodic benefit cost is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

Service cost	$ 80	$ 97	$222	$254
Interest cost	53	50	127	130
Expected return on plan assets	(39)	(37)	(93)	(97)
Amortization of prior service cost	(8)	(12)	(26)	(30)
Amortization of prior gain	20	(19)	(8)	(50)
	$106	$ 79	$222	$207

During the quarter ended September 30, 2004, we made contributions of $0.5 million to the Pension Plan. We expect to contribute $0.3 million over the next twelve months.

9. GEOGRAPHIC INFORMATION

As a result of the disposal of the Signal Distribution and Automation division in November 2003, only the Graphics business remains, and whose operating information is reported in the Statements of Operations for the periods ended September 30, 2004 and 2003. The details of the Graphics business geographic sales are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003

United States	$5,654	$3,128	$13,715	$12,728
Germany	317	47	804	127
Other	321	553	2,385	1,162

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

On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("Statement 123R"), which would require all companies to expense compensation cost for all share-based payments (including employee stock options) based on their fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"), not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Note 5 - "Equity Based Compensation" sets forth the pro forma effect on net income (loss) and net income (loss) per common share assuming we had applied the fair value recognition provisions of Statement 123.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

              CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the OTC Bulletin Board as a trading platform, and expansion into new markets. Additional factors affecting future results, and which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2003, include:

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

  In order to maintain profitability, we will need to maintain our gross profit margins through a combination of avoiding declines in the prices of our products and continuing to control our costs of goods sold.

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

Comparison of the Three and Nine Months Ended September 30, 2004 and 2003

Revenues for the quarter ended September 30, 2004 were $6.3 million, an increase of $2.6 million, or 70% from the $3.7 million reported for the third quarter of 2003. Revenues for the nine months ended September 30, 2004 were $16.9 million, an increase of $2.9 million or 21% from the $14.0 million reported for the first nine months of 2003.

Revenues derived from U.S. customers were $5.7 million in the third quarter of 2004 as compared to $3.1 million in the third quarter of 2003. Revenues derived from international customers were $0.6 million in the third quarter of 2004 and 2003. Year-to-date revenues in the U.S. were $13.7 million in 2004 and $12.7 million in 2003. Year-to-date international revenues were $3.2 million in 2004 and $1.3 million in 2003. The increase in year-to-date 2004 international revenues reflects the results of an international sales force specifically dedicated to graphics products. In connection with the sale of our Pro-Bel division, we established a small, but experienced team that possesses specific knowledge of graphics products, is based internationally and is focused on the worldwide marketplace. Year-to-date international revenues in 2004 were also enhanced by $0.5 million due to receipt of an order from an affiliate of a major European broadcaster. Revenues in 2004 in the U.S. have increased as a result of the rollout of Duet HyperX systems which can be configured as HD, SD or a combination of both, offering a highly flexible and scalable migration path.

Gross margins for the third quarter of 2004 increased to 60% from 54% in the comparable quarter in 2003. Gross margins for the nine month periods in 2004 and 2003 were 61% and 55%, respectively. Factors contributing to the improvement in margins were an increase in software sales which carry a higher margin, lower material costs, and the elimination of costs of approximately $0.2 million, relating to amortization and inventory reserves that were incurred in the nine month period in 2003 that were not required in 2004.

Selling, general and administrative (SG&A) expenses increased by $0.9 million, to $2.6 million in the quarter ended September 30, 2004 compared to $1.7 million in the third quarter of 2003. SG&A expenses increased by $2.3 million, to $7.6 million in the first nine months of 2004 compared to $5.3 million for the first nine months of 2003. During 2003, for the period that we owned Pro-Bel, there existed cost sharing arrangements related to sales and marketing expenses, trade shows and other corporate expenses that benefited both organizations. Effective with the sale of this division in November 2003, Chyron has to absorb the full cost of any of these expenses that remain. The net impact in the three and nine month periods in 2004 of these additional costs is approximately $0.5 million and $2.0 million, respectively, and represents substantially the increase in SG&A. Other increases in the three and nine month periods were primarily related to sales and marketing expenses as we enhanced efforts in those areas relative to new HD products.

Research and development (R&D) costs in the third quarter of 2004 of $0.8 million increased slightly by $0.2 million compared to the quarter ended September 30, 2003. R&D costs increased by $0.7 million, to $2.6 million in the first nine months of 2004, compared to $1.9 million for the first nine months of 2003. Increases in the three and nine month periods ended September 30, 2004, were attributable to increased engineering personnel costs of approximately $0.2 million and $0.5 million, respectively, as we hired additional developers to enhance our development efforts to address the changing requirements in the marketplace, most notably HD products. Material costs associated with these development efforts grew by over $0.02 million and $0.2 million in the three and nine month periods ended September 30, 2004, respectively. In addition, in the first nine months of 2004, other costs of approximately $0.03 million were incurred for professional services relative to the protection of our intellectual property.

Interest expense in the third quarter of 2004 approximated $0.1 million as compared to $0.5 million in the third quarter of 2003. Interest expense in the first nine months of 2004 was $0.3 million as compared to $1.5 million in 2003. This is a direct result of the combination of lower borrowings and lower interest rates discussed as follows.

During 2004, there was no outstanding indebtedness with any banking institution. Our revolving line of credit and term loan with our former U.S. bank was paid down throughout 2003 with funds from operations, with the final payment being made in November 2003. This resulted in interest savings in the three and nine month periods ended September 30, 2004, of $0.07 million and $0.2 million, respectively. In addition, our senior notes were paid off in December 2003 which also reduced interest expense by $0.08 million and $0.22 million in the three and nine month periods in 2004.

In the fourth quarter of 2003 and first quarter of 2004, we closed on two exchange offers, which resulted in the retirement of approximately $6 million of Series A and B debentures, with the balance exchanged for Series C and D debentures which carry a lower rate of interest. The combination of these factors reduced interest expense by another $0.3 million in the third quarter of 2004 and $0.8 million year-to-date in 2004.

The components of other (income) expense, net are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2004	2003	2004	2003

Foreign exchange transaction gain	$(46)	$(10)	$ (80)	$ (28)
Gain on sale of securities			(224)
Impairment of marketable security				211
Other	(41)	624	(40)	623
	$(87)	$ 614	$(344)	$ 806

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

During the quarter ended September 30, 2003, the Company determined that its investment in, and a note receivable from, Trilogy (a business that was sold in 1998) was at risk and fully reserved for such assets. This charge approximated $0.6 million and is a component of other expense.

On November 6, 2003 we sold all of the stock of our wholly-owned subsidiary Chyron UK Holdings Limited, including the operating subsidiary Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics business remains. The 2003 Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. For the nine month period ended September 30, 2003, revenues and the net loss attributable to the Signal Distribution and Automation segment were $15.5 million and $0.7 million, respectively. As a result, the Company now focuses completely on its core competency, the development of real-time graphics solutions for our worldwide professional video and TV broadcast customers.

Liquidity and Capital Resources

At September 30, 2004, we had cash on hand of $1.98 million and working capital of $4.7 million.

During the nine months ended September 30, 2004, net cash of $1.6 million was used by operations and $3.8 million was used to retire convertible debentures. The utilization of cash from operations was driven by an increase in receivables from sales that were realized late in the quarter, and therefore not yet collectable, delays in collection of several customer receivables and an increase in inventory primarily relative to new products. This was partially offset by $0.4 million provided by investing activities, primarily the receipt, in March 2004, of the funds held in escrow from the sale of Pro-Bel and proceeds from the sale of securities.

The Company utilized a portion of the proceeds from the sale of Pro-Bel to effect a second exchange offer on February 27, 2004 with a majority of the remaining Series A and B Debenture holders whereby $8.8 million of debentures were exchanged for $3.8 million in cash and newly issued Series C and D Debentures totaling $4.6 million. The Series C Debentures bear interest annually at 7%, payable in kind, and will mature December 31, 2005 in the amount of $2.65 million. The Series D Debentures bear interest annually at 8%, payable in kind, and will mature December 31, 2006 in the amount of $2.9 million. In accordance with SFAS No. 15, no gain was recorded on this transaction. Rather, the gain will be deferred and interest expense related to the Series D debentures will be adjusted prospectively in a manner to create a constant effective rate of interest of approximately 3%.

In May 2004, the Company entered into a line of credit agreement with a new U.S. bank for a $2.5 million working capital line of credit which extends through April 15, 2005. Under the agreement, the Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest on borrowings under the line is payable at prime +2%, where prime is a minimum 4%, and we are required to maintain certain levels of tangible net worth.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues fall significantly below forecasted revenues we believe we have the ability to reduce or delay certain expenditures, including some capital purchases, and reduce headcount, according to our contingency plan so that we will have sufficient cash resources through the next fifteen months. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

In preparing contingency plans for a lower level of sales than we are currently forecasting, and in recognition that $2.65 million of principal and accrued interest mature on December 31, 2005, we have re-examined our cost structure and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce spending in staffing, travel, marketing expenses, professional fees, equipment, and bonuses, among other items. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

We believe that cash on hand and net cash to be generated in the business will be sufficient to meet our cash needs for the next fifteen months, if we are able to achieve our planned results of operations. However, there can be no assurance we will be able to achieve our plan.

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

On October 13, 2004, the FASB concluded that Statement of Financial Accounting Standards No. 123R, "Share-Based Payment" ("Statement 123R"), which would require all companies to expense compensation cost for all share-based payments (including employee stock options) based on their fair value, would be effective for public companies (except small business issuer as defined in SEC Regulation S-B) for interim or annual periods beginning after June 15, 2005. Retroactive application of the requirements of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," ("Statement 123"), not Statement 123R, to the beginning of the fiscal year that includes the effective date would be permitted, but not required. Note 5 - "Equity Based Compensation" sets forth the pro forma effect on net income (loss) and net income (loss) per common share assuming we had applied the fair value recognition provisions of Statement 123.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended September 30, 2004 and 2003, sales to foreign customers were 10% and 16% of total sales, respectively. For the nine months ended September 30, 2004 and 2003, sales to foreign customers were 19% and 9% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros or U.S. Dollars.

The net impact on earnings of foreign exchange transactions in the three month periods ended September 30, 2004 and 2003 were gains of $0.05 million and $0.01 million, respectively. The net impact of foreign exchange transactions in the nine months ended September 30, 2004 and 2003 were gains of $0.08 million and $0.03 million, respectively. We record translation gain or loss as a separate component of other comprehensive income (loss) in shareholders' equity (deficit).

We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Item 4.   CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2004. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

(b) Reports on Form 8-K:

A Form 8-K was filed on August 12, 2004, advising of a press release, on August 11, 2004, announcing the results of the Company's operations for the three months ended June 30, 2004.

A Form 8-K was filed on August 27, 2004, advising of the results of a meeting of the Board of Directors held on August 25, 2004. At such meeting, Wesley W. Lang, Jr., resigned as Chairman of the Board and all other positions, which reduced the number of members from 7 to 6. Christopher R. Kelly was elected to the position of Chairman to replace Mr. Lang.

A Form 8-K was filed on October 1, 2004 to announce the promotion of Kevin Prince to the position of Senior Vice President, Operations.

A Form 8-K was filed on October 10, 2004, to advise of a consulting arrangement with Donald P. Greenberg, a Director of the Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

November 10, 2004	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

November 10, 2004	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President