Form 10-K
period 2004-12-31
CHYRON CORP
filed 2005-03-31
CIK 20232

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004
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

The aggregate market value of voting stock held by non-affiliates of the Company on June 30, 2004 was $12,488,147. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 1, 2005 was 41,326,016.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 18, 2005 are incorporated by reference into Part III.

Exhibit index is located on page 70

This document consists of 74 pages

From time to time, including in this Annual Report on Form 10-K, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. Although we believe that the expectations reflected in such "forward-looking statements" are reasonable, we can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from our expectations. Information on significant potential risks and uncertainties not discussed herein may be found in our filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our "forward-looking statements." Factors that can cause or contribute to these differences include those described under the headings "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television ("DTV") and high definition television ("HDTV"), consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, our ability to successfully maintain the level of operating costs and expansion into new markets.

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

On November 6, 2003, we completed the sale of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. The Pro-Bel division specialized in the development of routers and associated equipment enabling the management and delivery of high-bandwidth digital video, digital audio and other data signals. It also provided high-end transmission automation and media asset management solutions. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company is focused completely on its core competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. Consequently, for 2003 and all earlier periods, this segment has been eliminated and the Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation.

Overview

Chyron Corporation has been a leading supplier of graphics hardware and software to the television industry for over three decades. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Over the past few years, the Company has migrated and transitioned from a closed, proprietary architecture to one that is open, and Windows®-based. Currently, Chyron designs the video "engine" that powers each product, writes software applications, assembles and tests components that make up the character generator ("CG") and clips and still server systems, and provides an experienced customer service team. Chyron's broadcast-quality products enable customers to:

  create online or offline, SD/HD graphics containing text, logos and other 2D, 3D, Flipbook and Movie elements by applying special effects, animation, 3D transforming and multi-layer compositing,

  perform real-time playout of graphics without the necessity of time-consuming file conversion and/or platform changes,

  perform instant update of text and data using a variety of Chyron tools,

  manage clips, stills and other assets in a central storage location, making the assets network- and web-accessible,

  use Chyron MOS newsroom integration to enable journalists and producers to quickly create and update graphics for immediate playout, and produce live-data tickers and crawls on dedicated systems.

Our broadcast products are intended to meet the myriad of demands of analog and digital television, which includes standard definition television and high definition television mandated by the United States Federal Communications Commission ("FCC"). The transition from analog to digital signals in the video and audio world has created a range of additional means to deliver video and audio content to the consumer, as well as innovations in storage and management of video and audio assets.

Our new digital signage products, based on our advanced video processing technology, provide a low-cost, informational/advertising video display which overlays a video source from TV, DVD, camera, etc. The target customers are establishments such as hospitals and medical offices, educational institutions, government, independent and franchised restaurants/sports bars, car dealerships, and others that display video to customers, employees or others.

From the time the Company introduced its first character generator in 1970, Chyron's graphics products have grown to become integral to television operations world-wide. Chyron offers a comprehensive experience in providing integrated, scalable real-time graphics solutions. Since the Company has established such a strong presence in the live, "on-air" television graphics segment, its customers have grown to include most major broadcast, cable, satellite and post-production facilities in the U.S. and Europe. Chyron has also made and continues to make inroads in Asia, South America and Australia. A small sampling of users includes ABC, CBS, ESPN, Fox News, CNN, Fox Sports, C-SPAN, Discovery, Weather Channel, Home Shopping Network, Comcast, DirecTV, Shop At Home, Court TV, NBA, Turner Entertainment, CBC (Canada), BBC (UK), France 3, Korean Broadcast, YV Catalonia (Spain), and numerous local and regional stations. The Company is focused on leveraging and building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational and professional video market sectors.

Products and Services

The Company offers a broad range of powerful graphics products that provide broadcast-quality, real-time 2D/3D graphics creation and playout to the television stations, networks, video production and post-production markets. The Company's line of high-performance systems is relied upon by many of the world's leading broadcast stations to display 2D/3D animated news flashes, election results, sports scores, stock market quotations, programming notes and weather information.

The Company's products are Windows®-based, feature open architecture, and incorporate a high content of off-the-shelf components. Industry-standard interface protocol enables Chyron's equipment to be easily integrated into the most advanced television facilities, as well as MOS-based newsroom installations. Furthermore, the Company's software has become an indispensable plug-in application for products offered by leading broadcast manufacturers such as Avid®, Leitch® and Thomson Grass Valley®, greatly extending the capabilities of those products.

The Company is dedicated to providing the highest quality and most comprehensive array of broadcast graphics products, ranging from low-cost CG packages that run on a user-supplied computer, to fully-integrated systems providing precision management of text, stills, clips, effects, audio, storage, networking and newsroom integration. A summary description of Chyron's selected products and services is listed below.

Hardware Products

The Duet® Family: The Duet family is a real-time, 2D/3D character generator that integrates a Windows® 2000 or Windows® XP front end with real-time video processing to provide exceptional performance for television graphics applications. It has become the digital replacement for the iNFiNiT!® family of products, which has accounted for almost 5,000 units placed worldwide. The Duet LEX is now our flagship CG system, in use by major local, regional and national facilities. Both ESPN and Fox Sports have standardized the Duet LEX as the CG of choice for all major sporting events. The new Duet HyperX is a hybrid platform, accepting both standard definition (SD) and high definition (HD) TV boards, enabling a smooth migration path from SD to full HDTV within the same chassis. Content may be created for both formats simultaneously, and can be played back on the two separate devices, or a single HyperX independently. Duet employs Lyric, Chyron's on and off-line content creation and playout application, to compose messages and play content to air. The systems' open architecture has enabled us to provide a range of scalable, cost-effective Duet product solutions, from low-cost single-channel CGs to fully integrated four-channel systems.

Chyron Aprisa® Clip/Stillstore Systems: Chyron's Aprisa family provides an extensive line of high-quality still store, clip store, clip/still store, video graphics server and SAN systems. These devices are used to provide moving backgrounds, "over-the-shoulder" shots for news, and stills (slides) for news and sports. Aprisa systems have sophisticated database functions to quickly search and retrieve thousands of images and clips, and enable them to be instantly recalled, or played out in sequence through internal or external playlists. Aprisa and Duet systems seamlessly integrate for a streamlined workflow, from creation to on-air playout.

DynaCrawl: Answering an audience demand for current, continuous information, Chyron's DynaCrawl can simultaneously generate two fully-animated news crawls/tickers and a time/temperature display. DynaCrawl automatically gathers, updates and displays user-selected data from a wide variety of news, weather, sports and financial services. The crawls, tickers and time/temp displays are enhanced by dynamic transition effects such as roll, fade, flip, spin, and "roll & crawl." An intuitive interface enables each crawl and ticker to be independently configured for font style, color, size, edge, background, crawl rate, etc., providing a look unique to a show, channel or network. Static or animated logos can be incorporated into the crawl/ticker display to reinforce channel branding. Because configurations can be saved, they can be easily applied to different shows. DynaCrawl's affordability makes it accessible to a wide range of broadcast facilities.

ChyTV: In the race by businesses to attract and hold the attention of potential customers, new information distribution channels have developed, among them, digital signage. To take advantage of this exciting new advertising venue, Chyron has introduced in January 2005 the

ChyTV digital signage product line. Incorporating the advanced video processing technology driving our broadcast-quality systems, ChyTV provides low-cost, easy-to-use graphics for digital signage applications. By including features such as video squeezeback, video overlay, animations and sound effects in our entry-level product, Chyron has essentially re-invented the video information display. With this product line, and fresh sales and distribution channel, Chyron is extending its reach into new markets which are dynamic and relatively untapped. Our current target markets include entities such as hospitals, medical offices, educational institutions, government facilities, independent and franchised restaurants/sports bars, car dealerships, and others that display video to customers, employees or others.

Software Products

The Company's broadcast graphics systems operate primarily with two main programs: Lyric and CAL (Chyron Application Library), plus a number of third-party applications.

Lyric®: Lyric is a highly advanced graphics creation and playback application that is standard on every Duet system. Lyric is compatible with all Windows® XP computers. Using Lyric, graphic artists may create brilliant, multi-layered 2D/3D graphics on a Duet system, or offline for later transfer to a Duet, for broadcast-quality playback. Content can be created in one location and transported by LAN or WAN to another device or facility on the same network. Lyric uses standard Windows® network protocols and imports numerous standard file types, including legacy iNFiNiT!®, Quantel® and SGI®. Lyric features intuitive and agile operation, powerful flexibility, hardware transparency, and interoperability with many third-party graphics applications and technologies. Lyric was designed from inception to easily incorporate future advances in software and hardware.

CAL: The Chyron Application Library is a powerful application programming interface ("API") used to create customized, real-time, high-quality broadcast graphics applications for Duet platforms or with Duet board-level products. For example, continuous data feeds of financial, news, sports or other information is easily transformed into rolls and crawls through CAL's data spooler. CAL's compound 3D animation engine provides built-in and custom data transition effects to create unique, eye-catching displays.

Newsroom Integration

Chyron MOS - Includes Chyron MOS Server and Chyron LUCI ActiveX Interface Installed on Newsroom Workstations:  Television newsroom operations depend on accurate and lightning-fast exchange of information and graphics among disparate computer systems and devices. Media Object Server (MOS) protocol enables Newsroom Computer Systems (NCS), Media Object Servers and devices such as CGs to exchange information, i.e. "talk to each other," using the industry-standard MOS protocol. With Chyron MOS integrated into a newsroom, journalists and producers can access a library of templates from their newsroom workstations, to quickly create and edit text and graphics via our LUCI ActiveX WYSIWYG interface. Chyron MOS' powerful asset management tools, search engine and visual browser make it easy to locate graphic templates and images. Completed pages are associated with a story, and then the stories are ordered by the Newsroom Computer System and sent to a Duet playlist for playout to air. Changes in the newsroom rundown are automatically and instantly reflected on the Duet output device ensuring a more streamlined and accurate newsroom production environment. Because journalists and producers are directly involved in the final output, there is far less opportunity for error, and they can quickly make last-minute changes without involving a graphic artist or Duet operator. In addition, as the graphics are based on existing, reusable templates created by graphic artists, Chyron MOS speeds the production of pages by eliminating the need for a graphic artist to create each page for a news broadcast. This frees artists for other tasks and increases output of the art department. Chyron also offers the Proximity Xenostore graphics server and Proximity Xenotrack graphics request application which integrate seamlessly with Chyron MOS and provide an extra dimension of control over graphic storage, search and graphic creation in the MOS newsroom environment.

Sales and Marketing

We market our broadcast products and systems to traditional broadcast, production and post-production facilities, government agencies, educational institutions and telecommunications and corporate customers. In order to maintain and increase awareness of our products, we display at the major domestic and international trade shows of the broadcast and post production segments. In the U.S., we exhibit at the NAB Convention and other smaller trade shows. We also exhibit at the International Broadcasters Convention (IBC) in Europe and other smaller trade shows internationally. At these smaller shows we exhibit either directly or in partnership with our dealers. Our digital signage products are exhibited at A/V shows and other venues which market to our targets for these products.

Product promotion is also achieved through direct-mail campaigns, e-newsletters and advertisements placed in relevant journals. Due to our long standing reputation as an innovator in the broadcast graphics market, our views are sought out and articles are often published in trade journals and papers presented at technical conventions by our engineering and corporate staff, reinforcing our technical credentials.

Sales of our broadcast products in the U.S., U.K. and France are made through our direct sales personnel as well as dealers, independent representatives, systems integrators and OEMs. Sales of our products outside of these areas are made through dealers and sales representatives covering specific territories. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development teams. In 2004, we sold our products in over 30 countries around the world. Sales of our digital signage products are made largely through third-party dealers.

Service, Support and Training

For our broadcast products, we offer comprehensive technical service, support and training to our customers through 24-hours-per-day, seven-days-per-week, 52-weeks-per-year access to trained service and support professionals. Scalable and fixed duration training courses are also available. These range from one day to one week and consist of a mix of classroom discussions and hands-on training. We offer training courses for many of our products at our Melville, NY headquarters, or at customer sites.

We provide our broadcast customers with installation assistance, hardware and software maintenance contracts and spare parts. We believe support contracts and a responsive spare parts supply facilitate customer satisfaction. Service is provided both domestically and internationally by us or through our appointed dealers and representatives. We also provide sales and service support to our dealers.

ChyTV support is provided by our network of ChyTV dealers, to whom we also provide support. Future digital signage products will be supported in the same manner.

Warranty and Service

We generally provide warranties on all of our products for one year. There may be, in certain instances, exceptions to these terms. A provision is made to estimate the warranty cost in products sold based on historical actual results.

Research and Development

Our research and product development has primarily been focused on the revitalization and extension of our core products. During 2004, 2003 and 2002, we spent approximately $3.4 million, $2.7 million and $2.2 million, respectively, for research and development for new and existing products.

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

Customers

There are no customers that individually represent in excess of 10% of our consolidated revenues for 2004, 2003 or 2002.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products and significant price erosion are all features of the industry in which we operate. An FCC ruling requires U.S. broadcasters to utilize digital television ("DTV") transmission by 2006. If a similar requirement were to be imposed by other government agencies worldwide, it would require large future capital expenditures by the broadcast industry. Management believes the FCC's ruling has created an opportunity for us in the market place; however, our ability to capitalize on this opportunity in the past has been delayed due to slower-than-anticipated market acceptance and implementation of DTV transmission globally by broadcasters.

We are currently aware of several major and a number of smaller competitors. We believe our primary competitors are Avid Technology, Inc., Pinnacle Systems Inc., Pixel Power Ltd., vizrt Ltd., and Inscriber Technology Corporation (a subsidiary of Leitch Technology). Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which our Company does or may operate, are dominated by established vendors.

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

Employees

As of December 31, 2004, we had 92 employees, comprised of 25 in sales and marketing, 24 in research and development, 15 in manufacturing and testing, 15 in customer support, service and training, and 13 in finance, management information systems and administration. None of these employees are represented by a labor union. We also contract consulting personnel for specific functions or expertise. The number of consultants fluctuates according to our requirements.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC's website at http://www.sec.gov.

We maintain an Internet site at www.chyron.com. We make available free of charge, through our website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. Our website and the information contained posted on it or connected to it shall not be deemed to be incorporated by reference into this report.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2004, there were no matters submitted to a vote of the Chyron shareholders through the solicitation of proxies or otherwise.

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

Price Range of Common Stock

	High	Low
Year ended December 31, 2004
Fourth quarter	$0.66	$0.41
Third quarter	0.62	0.41
Second quarter	0.80	0.42
First quarter	0.62	0.31

Year ended December 31, 2003
Fourth quarter	$0.51	$0.29
Third quarter	0.55	0.30
Second quarter	0.35	0.15
First quarter	0.32	0.16

On March 1, 2005, the closing price of our common stock as reported on the OTC Bulletin Board was $0.40 and the approximate number of holders of record of our common stock was 5,000.

We have not declared or paid any cash dividend since November 27, 1989. We currently plan to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future.

At December 31, 2004, the Company has outstanding $2.5 million of Series C Debentures. In March 2005, the Company restructured the Series C Debentures, whereby $1.25 million (plus accrued interest of $0.01 million) of the Series C Debentures was paid in full on March 31, 2005. The remaining principal amount of $1.25 million will mature on April 30, 2006 and can be converted into common stock at a per share conversion price of $1.50. Also outstanding is $2.5 million of Series D Debentures that mature on December 31, 2006 and can be converted into common stock at a per share conversion price of $0.65.

At December 31, 2004, the following warrants to purchase shares of our common stock were outstanding:

Warrants	Exercise Price	Expiration Date
60,000	$1.12	3/29/2005
60,000	6.50	4/10/2005
151,914	6.50	4/11/2005

The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in footnote 12 of the Consolidated Financial Statements for the year ended December 31, 2004 appearing in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. Statement of Operations Data for 2000-2003 has been restated to reflect the operations of Chyron UK Holdings Limited and its operating subsidiary, Pro-Bel Limited, as a discontinued operation.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2004	2003	2002	2001	2000
Statement of Operations Data:
Net sales	$23,238	$19,369	$21,063	$19,076	$26,905
Goodwill impairment, restructuring
and unusual charges				8,570
Income (loss) from continuing operations	305	(1,944)	(2,083)	(24,424)	(5,203)
Net income (loss)	305	(393)	(3,044)	(33,667)	(11,908)

Net income (loss) per share - basic and diluted:
Continuing operations	$0.01	$(0.05)	$(0.05)	$(0.62)	$(0.15)
Discontinued operations		0.04	(0.03)	(0.24)	(0.19)
	$0.01	$(0.01)	$(0.08)	$(0.86)	$(0.34)
Weighted average number of shares outstanding:
- basic	40,770	39,688	39,564	39,352	34,824
- diluted	41,375	39,815	39,564	39,352	34,824

	As of December 31,
	2004	2003	2002	2001	2000
Balance Sheet Data:
Cash and cash equivalents	$2,855	$6,968	$ 2,217	$ 4,342	$15,332
Working capital	3,773	7,957	2,441	4,366	31,019
Total assets	10,305	14,175	27,987	33,899	65,828
Long-term obligations	5,868	10,622	14,367	16,027	18,602
Shareholders' (deficit) equity	(1,321)	(1,581)	(2,363)	313	32,961

SELECTED QUARTERLY DATA

(Dollars in thousands except per share amounts)

			Net Income	Per Share of Common Stock(1)
	Net Sales	Gross Profit	(Loss)	Basic	Diluted
2004
First Quarter	$5,760	$3,518	$326	$0.01	$0.01
Second Quarter	4,852	2,994	(444)	(0.01)	(0.01)
Third Quarter	6,292	3,788	326	0.01	0.01
Fourth Quarter	6,334	3,189	97	0.00	0.00
	$23,238	$13,489	$305	$0.01	$0.01

2003
First Quarter	$ 5,299	$ 3,046	$ 85	$ 0.00	$ 0.00
Second Quarter	4,991	2,701	(415)	(0.01)	(0.01)
Third Quarter	3,728	2,005	(2,172)	(0.05)	(0.05)
Fourth Quarter	5,351	3,250	2,109	0.05	0.05
	$19,369	$11,002	$ (393)	$(0.01)	$(0.01)

(1) The income (loss) per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters does not equal the full-year amount.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, revenue recognition, investments, intangible assets, income taxes, financing, operations, warranty obligations, restructuring costs, retirement benefits, forecasts of 2005 results, contingency plans, cash requirements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors. These include, but are not limited to, pricing pressures, customer requirements, supply issues, manufacturing performance, product development and general market conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

On November 6, 2003, we completed the sale of the entire issued share capital of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. Discussion of prior year results have been restated to reflect this segment as a discontinued operation.

Critical Accounting Policies and Estimates

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

We have held interests in companies having operations or technology in areas within or adjacent to our strategic focus, some of which are publicly traded whose share prices are highly volatile and one of which is privately held whose value is difficult to determine. We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment's current carrying value, thereby possibly requiring an impairment charge in the future.

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

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales. Revenues for the year ended December 31, 2004 were $23.2 million, an increase of $3.8 million, or 20% from the $19.4 million reported for the year ended December 31, 2003. Revenues derived from U.S. customers were $18.3 million in 2004 as compared to $17.5 million in 2003. Revenues derived from international customers were $4.9 million in 2004 and $1.9 million in 2003. Revenues in 2004 in the U.S. have increased primarily as a result of the rollout of Duet HyperX systems which can be configured as HD, SD or a combination of both, offering a highly flexible and scalable migration path. The increase in 2004 international revenues is primarily as a result of the rollout of Duet HyperX systems and the weakening of the U.S. Dollar against foreign currencies, mostly the British Pounds Sterling and Euros, which makes our products less costly to purchase in affected countries. Additionally, in connection with the sale of our Pro-Bel division, we established a small, but experienced international team that possesses specific knowledge of graphics products, is based internationally and is focused on the worldwide marketplace. International revenues in 2004 were also enhanced by $0.9 million due to receipt of several orders from an affiliate of a major European broadcaster.

Gross Profit. Gross margins for the year ended December 31, 2004 and 2003, were 58% and 57%, respectively. Gross margins in 2003 contained costs of $0.3 million relating to amortization of intangible assets that were not required in 2004. Other than this particular cost factor, which represents approximately 1%, margins were very consistent in 2004 as compared to 2003.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $1.9 million, to $10.0 million in 2004 compared to $8.1 million in 2003. During 2003, for the period that we owned Pro-Bel, there existed cost sharing arrangements related to sales and marketing expenses, trade shows and other corporate expenses that benefited both organizations. Effective with the sale of this division in November 2003, Chyron has had to absorb the full cost of any of these expenses that remain. The net impact in 2004 of these additional costs is approximately $2.0 million. Other increases in 2004 of $0.5 million were primarily related to tradeshows, sales and marketing expenses, and additional personnel for product demonstrations, as we enhanced efforts in those areas relative to new HD and digital signage products. Reductions of $0.6 million were also realized as executive positions, travel and other international costs were eliminated now that we are operated substantially from one geographic location.

Research and Development Expenses. Research and development (R&D) costs in 2004 of $3.4 million increased by $0.7 million compared to 2003 costs of $2.7 million. Increases in 2004 were attributable to increased engineering personnel costs of approximately $0.3 million, as we hired additional developers to enhance our development efforts to address the changing requirements in the marketplace, most notably HD and digital signage products. In addition, material costs associated with these development efforts grew by over $0.2 million in 2004. Also, in 2004 other operating costs related to our R&D efforts of approximately $0.2 million were incurred, primarily for professional services relative to the protection of our intellectual property, consulting services and travel.

Interest income and expense. Interest expense in 2004 approximated $0.4 million as compared to $2.1 million in 2003. This is a direct result of the combination of lower borrowings and lower interest rates discussed as follows:

During 2004, there was no outstanding indebtedness with any banking institution. Our revolving line of credit and term loan with our former U.S. bank was paid down throughout 2003 with funds from operations, with the final payment being made in November 2003. This resulted in interest savings in 2004 of $0.3 million. In addition, our senior notes were paid off in December 2003 which also reduced interest expense by $0.3 million in 2004.

In the fourth quarter of 2003 and first quarter of 2004, we closed on two exchange offers, which resulted in the retirement of approximately $10.8 million of Series A and B Debentures, with the balance exchanged for Series C and D Debentures which carry a lower rate of interest. The combination of these factors reduced interest expense by another $1.1 million in 2004.

Interest income increased by $0.05 million as a result of interest earned on a note receivable from Trilogy, a company that was sold in 1998.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	(Income) Expense
	2004	2003
Gain on extinguishment of debt		$(579)
Gain on sale of equity securities	$(224)	(63)
Write down of marketable security		211
Foreign exchange transaction gain	(192)	(44)
Write down of Trilogy		624
Subrental income	(34)
Contingent payment on sale of land	(96)
Other	(22)	1
	$(568)	$ 150

During the quarter ended March 31, 2003, we evaluated our investment in equity securities of vizrt Ltd., that was trading below our cost for a period of time, and determined that the decline in the market value was other than temporary. Accordingly, the security was written down to its current fair value and a loss of $0.2 million was charged to earnings. In the fourth quarter of 2003 and the first quarter of 2004, the market value of this security improved and we sold our remaining investment and realized a gain of $0.06 million and $0.2 million, respectively.

In 2004, we received an additional contingent payment of $0.09 million for a parcel of land in the U.K. that was sold in 2002.

On December 31, 2003, we closed on an exchange offer to holders of Series A and Series B Debentures whereby debentures, representing a December 31, 2003 book value of $1.95 million, were exchanged for a total of discounted cash payments of $1.04 million and 853,816 shares of common stock of the Company. The exchange resulted in cancellation of approximately 18.3% of the total of the Series A and Series B Debentures at their December 31, 2003 book value and resulted in a gain on extinguishment of debt which the Company recorded in its fourth quarter of 2003 of $0.6 million.

During the quarter ended September 30, 2003 the Company determined that its remaining investment in, and a note receivable from Trilogy was at risk and fully reserved for such assets. This resulted in a charge of approximately $0.6 million and was recorded in the third quarter of 2003.

On November 6, 2003, we completed the sale of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. The Pro-Bel division specialized in the development of routers and associated equipment enabling the management and delivery of high bandwidth digital video, digital audio and other data signals. It also provided high-end transmission automation and media asset management solutions. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company is focused completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers.

Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. Prior year Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation.

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales. Revenues for the year ended December 31, 2003 were $19.4 million, a decrease of $1.7 million, or 8% from the $21.1 million reported for the year ended December 31, 2002. The decline in revenues was directly related to a lower level of sales in international markets. Revenue outside the U.S. was $5.1 million in 2002 and declined by $3.3 million to $1.8 million in 2003. This was offset by an increase in 2003 in sales within the U.S. of $1.6 million over the level in 2002. In 2002, we were the recipient of several large awards for major installations of equipment in Canada, Switzerland and France which did not recur in 2003. In addition, the distraction on the international sales force, due to the sale of our Pro-Bel Division in November 2003, contributed to the 2003 decline.

Gross Profit. Gross margins for the year ended December 31, 2003 and 2002, were 57% and 50%, respectively. The migration of the Company's products from a closed, proprietary structure to one that is open, and Windows®-based, has increased the level of off-the-shelf components that are used which has lowered material costs. In addition, due to the numerous products within a product family, from low cost CG's to fully integrated systems, there is a higher degree of inter-changeability of component parts that has also enabled us to leverage material costs. Overhead costs have also been reduced as a result of tighter cost controls.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses decreased by $0.4 million, or 5%, to $8.1 million in 2003, compared to $8.5 million in 2002. This decline was directly attributable to reductions in selling and marketing expenses, specifically travel, commissions (which are based on sales levels) and advertising.

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

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	(Income) Expense
	2003	2002
Gain on extinguishment of debt	$(579)
Write down of marketable security	211
Gain on sale of equity securities	(63)
Write down of Trilogy	624
Foreign exchange transaction gain	(44)	$(55)
Other	1	13
	$ 150	$ (42)

On December 31, 2003, we closed on an exchange offer to holders of Series A and Series B Debentures whereby debentures, representing a December 31, 2003 book value of $1.95 million, were exchanged for a total of discounted cash payments of $1.04 million and 853,816 shares of common stock of the Company. The exchange resulted in cancellation of approximately 18.3% of the total of the Series A and Series B Debentures at their December 31, 2003 book value and resulted in a gain on extinguishment of debt which the Company recorded in its fourth quarter of 2003 of $0.6 million.

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

Liquidity and Capital Resources

During 2004 net cash of $0.7 million was used by operations. This change was substantially driven by the increase in inventories primarily resulting from our new HD and digital signage products and decreases in accounts payable and other liabilities, a portion of which related to the payment of expenses associated with the sale of Chyron UK Holdings Limited.

In November 2003, we completed the sale of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. The net proceeds from the sale, totaling $10.5 million, was used to paydown a substantial portion of our indebtedness, including the paydown and exchange of Series A and B Debentures, so that as of December 31, 2004, the Company's outstanding debt consisted solely of Series C and Series D Debentures.

As of December 31, 2004, the Series C Debentures totaled $2.5 million and bear interest annually at 7%, payable in kind. In March 2005, we restructured the Series C Debentures such that half of the principal and accrued interest at March 31, 2005, became due and payable on that date and the remaining half of the principal, plus accrued interest through April 30, 2006, becomes due and payable on that date. As per the amended Series C Debenture terms, on March 31, 2005, $1.26 million (including $0.1 million of accrued interest) was paid to holders and the remaining principal of $1.25 million, plus accrued interest, will be due on April 30, 2006. The Series D Debentures, which total $2.5 million, bear interest annually at 8%, payable in kind, will mature December 31, 2006.

Chyron's contractual obligations as of December 31, 2004, are as follows (in thousands):

	Payments Due by Period
		Less Than	One to	Three to
Contractual Obligations	Total	One Year	Three Years	Five Years

Series C and Series D
Debentures (1)	$5,511	$1,260	$4,251
Other long-term obligations	2,026	362	1,664
Capital lease obligations	8	8
Operating lease obligations	1,962	409	1,309	$244
Total	$9,507	$2,039	$7,224	$244

(1) Represents actual debt obligation and accrued interest through maturity of $0.87 million, modified for the paydown of Series C Debentures on March 31, 2005 with the balance due April 30, 2006. Does not include any debt issuance costs or other amounts that were deferred in accordance with SFAS No. 15.

The Company expects to receive $0.4 million in April 2005 which represents the final payment of the proceeds from the sale of Pro-Bel.

The Company has a $2.5 million working capital line of credit with a U.S. bank which extends through April 14, 2006. The Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest will be payable at prime +1.5%, where prime is a minimum 4%, and we will be required to maintain certain levels of tangible net worth and cash or availability of $0.5 million. At December 31, 2004 and throughout 2004, there was no outstanding indebtedness under this line of credit or with any financial institution.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2005 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, according to our contingency plan so that we will have sufficient cash resources through December 31, 2005. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

The long term success of the Company will be dependent on profitable operating results and the ability to raise additional capital. In the event the Company is unable to achieve expected goals of profitability or raise sufficient additional capital, we may have to scale back or eliminate certain parts of our operations.

In preparing contingency plans for a lower level of 2005 sales than we are currently forecasting, we have re-examined our cost structure and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce and/or defer spending in staffing, travel, trade shows, professional fees (including for implementation of Sarbanes-Oxley Section 404), equipment, and bonuses, among other items. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, will be sufficient to meet our cash needs for the next twelve months if we are able to achieve our planned results of operations. However, there can be no assurance we will be able to achieve our plan. Furthermore, there can be no assurance that our bank will permit us to borrow under our line of credit if we fail to meet financial covenants and other requirements of the agreement. However, based on our current estimates, we believe we will be in compliance with such covenants and that such borrowings will be available to the Company.

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

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities" and a revised interpretation of FIN 46 (FIN 46-R) in December 2003 which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's Consolidated Financial Statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, an amendment of ARB No. 43, Chapter 4, Inventory Costs (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in 2006. We do not believe adoption of SFAS No. 153 will have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company plans to adopt FAS No. 123R in the third quarter of 2005. Note 1 to the Company's consolidated financial statements presents the pro forma net income (loss) the Company would have recognized had compensation costs for the Company's incentive compensation plans been determined consistent with FAS No. 123.

Pursuant to authorization received from the Board of Directors, on February 3, 2005, the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. These options were originally scheduled to vest in equal increments at the end of each of the first, second and third years following their grant date. The Company accelerated these options in advance of the effective date of, and in anticipation of the detrimental earnings effect of SFAS 123R. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. The financial effect of this acceleration is to reduce compensation expense in the Company's pre-tax earnings by $145,000 in 2005, $289,000 in 2006 and $150,000 in 2007. Therefore, based on grants that are currently outstanding and the elimination of the expense related to the accelerated vesting, the Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations. However, depending on the amount of options granted in the future, and their estimated value, both of which are unknown at this time, the adoption of this standard could have a material impact on the Company's results of operations and financial position.

Our Common Stock in 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make a matching contribution equal to one-fifth of up to the first 10% of the compensation contributed by a participant. From January through July 2004, our Company match was made through the issuance of new previously unissued shares of Company stock. Since August 2004 the Company match has been made in cash. A participant in the plan has 19 investment choices. One of these is our common stock, which participants may freely trade during non-restricted trading periods.

Transactions with Related Parties

During late 1998 and 1999 we raised $7.7 million through the issuance of Series A and Series B Debentures, due December 31, 2003. Certain directors, officers and 5% shareholders at that time acquired approximately 74% of these debentures. On December 17, 2001, the terms of the existing Series A and Series B Debentures were amended to extend the maturity date of the Series A and B Debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option. On February 28, 2002, our board of directors resolved to pay interest on the Series A and Series B Debentures only in the form of additional debentures. Interest expense attributable to Series A and B Debentures totaled $0.09 million, $1.2 million and $1.1 million in 2004, 2003 and 2002, respectively.

In connection with the amendment to the Series A and Series B Debentures, we issued warrants to holders of the amended Series A and Series B Debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The fair value of the warrants of $0.13 million was reflected as a discount to the related obligation, and was amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During 2004, 2003 and 2002 amortization expense was $0.04 million. As of December 31, 2004, all warrants have been exercised in cash and cashless transactions. As a result, an additional 477,082 shares were issued which generated $0.1 million in cash.

On December 31, 2003, we closed on an exchange offer to holders of Series A and Series B Debentures. Holders who accepted the offer exchanged Series A and Series B Debentures representing a December 31, 2003 book value of $1.95 million in return for a total of discounted cash payments of $1.04 million and 853,816 shares of common stock of the Company. The exchange resulted in cancellation of approximately 18.3% of the total of the Series A and Series B Debentures at their December 31, 2003 book value. The Company recorded a gain on extinguishment of debt, in accordance with SFAS No. 15, in its fourth quarter of 2003 of $0.6 million.

On February 27, 2004, we closed on a second exchange offer whereby Series A and B Debentures of $8.7 million ($8.8 million at January 31, 2004, including accrued paid in kind interest) were exchanged for $3.8 million in cash, and $2.3 million for new Series C Debentures and $2.3 million for new Series D Debentures. The Series C Debentures bear interest annually at 7%, payable in kind, and can be converted to common stock at a per share conversion price of $1.50. In March 2005, we restructured the Series C Debentures such that half of the principal and accrued interest at March 31, 2005, became due and payable on that date and the remaining half of the principal, plus accrued interest through April 30, 2006, becomes due and payable on that date. As per the amended Series C Debenture terms, on March 31, 2005, $1.26 million (including $0.1 million of accrued interest) was paid to holders and the remaining principal of $1.25 million, plus accrued interest, will be due on April 30, 2006. The Series D Debentures bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65. All holders of Series C and Series D Debentures are beneficial owners of 5% or more of our common stock. In 2004, interest expense attributable to Series C and D Debentures totaled $0.2 million.

Beginning in 2001 and ending in February 2003, when he became the President and Chief Executive Officer of the Company, Mr. Michael Wellesley-Wesley, then a member of our board of directors, was paid $15,000 monthly for consulting services, and was provided the use of a company-leased automobile, for exploring strategic alternatives for the Company. During 2003 and 2002, the cost of these consulting services approximated $0.03 million and $0.18 million, respectively.

Mr. Henderson, a current Director and the Company's President and Chief Executive Officer until February 2003, was paid fees of $0.04 million in 2003, plus expenses, for consulting services in exploring strategic alternatives for the Company subsequent to his resignation.

In September 2004, Mr. Donald Greenberg, a Director, was awarded immediately vested, non-qualified stock options, with an exercise price of $0.48 per share, to purchase 50,000 shares of our common stock. We awarded these options as compensation for services rendered through providing advice relating to technology affecting our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the years ended December 31, 2004, 2003 and 2002, sales to foreign customers were 21%, 9% and 24% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars. The net impact of foreign exchange transactions were gains of $0.19 million, $0.04 million and $0.05 million for the years ended December 31, 2004, 2003 and 2002, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss.

Additionally, we are potentially exposed to interest rate risk with respect to any bank debt which would carry a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate. At December 31, 2004 and throughout 2004, there was no outstanding indebtedness with variable interest rates. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings or cash flows.

Factors Affecting Future Results

We cannot assure you that we will reach continued profitability because we have a history of losses.

Our accumulated deficit as of December 31, 2004 was $73.7 million. We cannot assure you that we will achieve profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects. In addition, as a result of the sale of our Pro-Bel division, our sales will be reduced to a level where it will be more difficult to absorb fixed overhead costs. If we generate losses and do not generate sufficient cash, we will not have cash to maintain operations at current levels. In addition, we may need additional financing to sustain our operations in the future. There can be no assurance that additional financing will be available or if available that it will be on terms acceptable to us.

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

Factors that relate to our internal operations and could cause our operating results to fluctuate include:

  the need for continual, rapid new product introductions,

  changes in our product mix,

  our inability to adjust our fixed costs in the face of any declines in sales,

  successful execution of our strategy to develop and market products for the TV broadcasting markets, namely, character generators, video clip and stillstore, media management and Chyron MOS newsroom integration, successful execution of our strategy to develop and market products for the emerging digital signage market, including the newly-introduced ChyTV television information display system,

  the quality and market acceptance of new products, and

  the timing and nature of selling and marketing expenses (such as trade shows and other promotions).

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

Factors that are industry risks and could cause our operating results to fluctuate include:

  intense competitive pricing pressures due to increased competition,

  introductions of or enhancements to our competitors' products,

  the cyclical nature of the broadcast industry,

  economic conditions affecting our customers and us, and

  acceptance of our new line of products that address the non-broadcast, digital signage market.

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

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing Windows®-based, open platform products. Paradoxically, there is still widespread use of our highly successful and reliable iNFiNiT!, MAX!> and MAXINE! systems, based on 15-year-old technology, for which we must earmark resources to provide support. In addition, these legacy systems continue to compete, although to an increasingly smaller degree, with our Duet products. Our future success depends on our ability to develop, introduce and successfully market new products, including Duet products that replaced and continue to replace our existing iNFiNiT!, MAX!> and MAXINE! product lines. To date, we have been selling our Duet products in increasing quantities, and we must continue to increase our sales or our business will suffer. If any of the following occur, our business will be materially harmed:

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

The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements. Due to technological advancements and changes in industry standards, our products may become obsolete or the prices at which we can sell them may decline. Future technological advances in the television and video industries may result in the availability of new products or services that could compete with our products or reduce the price of our existing products or services. The availability of competing or less expensive products could cause our existing or potential customers to fulfill their needs, more effectively and cost-efficiently, with products other than ours.

For example, customers are beginning to use personal computers to edit graphics. This is a task that traditionally would have been completed on our lower-end standalone machines. We may not be successful in enhancing our products or developing, manufacturing or marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render our products or technologies uncompetitive, unmarketable or obsolete. Announcements of currently planned or other new product offerings by either our competitors or us may cause customers to defer or fail to purchase our existing products or services.

In addition, errors or failures may be found in our products. Such errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position. This could result in an increase in the inventory of our products. If we do not develop, on a timely basis, new products and enhancements to existing products, or correct errors should they arise, or if such new products or enhancements do not achieve market acceptance, then our business, financial condition and results of operations may suffer. Furthermore, the trend toward the use of open systems may cause price erosion in our products, create opportunities for new competitors, allow existing competitors enhanced opportunities and limit the sale of our proprietary systems.

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts.

To establish market acceptance of our products, we must dedicate significant resources to research and development, production, and sales and marketing. We experience a long delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We record as expenses the costs related to the development of new products as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of our new product introductions in any period, and the level of acceptance gained by these products.

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

Our future growth and success in our existing business lines will depend to a significant degree on the rate at which broadcasters and cable operators convert to digital video systems, and the rate at which digital video technology expands to additional market segments. Television broadcasters and cable television operators have historically relied on and utilized traditional analog technology. Digital video technology is still a relatively new technology and the move from traditional analog technology to digital video technology requires a significant initial expense for television broadcasters and cable television operators. Accordingly, the use of digital video technology may not expand among television broadcasters and cable television operators or into additional markets. If television broadcasters and cable television operators do not accept and implement digital video technology, or if the ruling of the FCC mandating these changes is repealed or amended, we may not be able to grow our existing business lines and our financial condition will suffer.

If the introduction of our new digital signage products does not produce as expected, then there will be a negative impact on revenue and earnings.

Chyron has recently entered the digital signage market with its ChyTV display system, catering to a non-broadcast market segment. Our entrance into this niche is based on research results indicating that there is an increasing market for these products among customers such as hospitals and medical offices, educational institutions, government facilities, independent and franchised restaurants/sports bars, car dealerships, etc. This technology is based on our existing, advanced video processing technology, which places the Company on firm ground with regard to the functionality of these types of products. As this market stratum has been previously out of our area of expertise, however, we do not have past practice on which to rely for marketing and sales strategy, and rely heavily on our A/V dealers in this regard.

These digital signage products are slated to be sold at low-cost, and in high volume. Because the target market differs markedly from the broadcast market, the sales and marketing strategy for this product line cannot be modeled on the sales and marketing structure currently in place for our broadcast products. The planned distribution channels do not, in the short term, involve brick-and-mortar, catalogue or online retail. Except for a small segment of sales, they also do not involve our direct sales force, as it is not cost-effective to deploy Chyron sales personnel whose efforts must remain focused on high-revenue broadcast products. As we go forward with our plan to establish a network of professional A/V dealers, we may be required to depend initially on an untested, fragmented pool of third-party dealers, with varying commitment to ChyTV sales, who will likely be selling ChyTV as an ancillary product to a set of completely unrelated products and/or services. If these distribution channels do not produce as anticipated, then growth and revenue will not meet expectations.

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

Since our systems have become Windows®-based, we have become vulnerable to issues which arise, both anticipated and unanticipated, whenever a current version of Windows® is updated, or a new version of Windows® is released. When a Windows® update is released, Lyric and/or the Duet system may fail to function correctly or at all. Consequently, we incur expenditures conducting an investigation, and subsequently, devising a solution. This can be a time- and capital-consuming process. When a new version of Windows® is released, we are forced, against our schedule, to rigorously test all of our software and systems using the new version, investigate malfunctions, and re-engineer our software where necessary. This financial and labor expenditure is required in order for us to have the ability to officially represent our software and systems as supporting the new version. Windows® issues, while diverting engineering and capital resources, have not been considered a major risk to our overall success. In addition, the same issues affect our competitors as well. We would sacrifice market share, however, if we did not continue to develop and exploit the advantages of Windows® accessibility.

As yet having an unquantified effect on Chyron, is Windows® Longhorn, due for release in 2006. Longhorn may require significant rewrite of Lyric, Chyron MOS and other code. The expanded accessibility to Windows® code and availability of software development tools provided with Longhorn could possibly open the door to competitors which could potentially claim a portion of our business.

The open platform environment has enabled our systems and software to integrate into facilities in a manner which was previously extremely unwieldy or never before possible with our proprietary systems. Because we have moved into an open environment, however, we are now exposed to the vagaries of individual systems or installations in which hardware and/or software may interfere with the operation of our software and systems, or be interfered with by our software and/or systems. This risk is shared by our competitors as well. Commissioning our systems in these situations can consume time and resources beyond original estimates, and consequently, reduce our margins. We would sacrifice market share, however, if we did not continue to develop and exploit the advantages of open systems.

We may not successfully develop strategic relationships that may be important to our business.

We believe the formation of strategic relationships will be important to our broadcast and digital signage businesses. The inability to find strategic partners or the failure of any existing relationships to achieve meaningful positive results for us could harm our business. We will rely in part on strategic relationships to help us:

  Maximize adoption of our products through distribution arrangements,

  Enhance our brand,

  Expand the range of commercial activities based on our technology, and

  Increase the performance, functionality and utility of our products and services.

Many of these goals are beyond our traditional strengths. We anticipate that the efforts of our strategic partners will become more important as the use of open platform products become increasingly widespread. For example, we may become more reliant on strategic partners to provide multimedia content and build the necessary infrastructure for media delivery. In addition, the efforts of our strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before we realize any benefit.

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

We anticipate increased competition from companies with which we currently compete and from companies that may enter our industry. We believe our primary competitors are Avid

Technology, Inc., Pinnacle Systems Inc., Pixel Power, vizrt Ltd. and Inscriber Technology Corporation (a subsidiary of Leitch Technology).

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

The semiconductor industry (from which surface mount components are derived) has historically been characterized by wide fluctuations in the demand for, and supply of, its products, which feed the electronics, telecommunications and computer markets. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry-wide surface mount component shortage, which could result in severe pricing pressure. In a market with undersupply, we would have to compete with the larger customers of our vendors for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource a large proportion of our products, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future, industry-wide shortage of surface mount components or manufacturing capacity would materially harm our business.

We depend upon one supplier for the software license of our Aprisa product.

Aprisa is our range of stillstore, clipstore and digital disk recorder (DDR) system products, including the SSX, VCS and Replay. Our Aprisa DDR software permits our Aprisa DDRs to operate as network entities and provides many of the features available in the Aprisa product line. Our Aprisa product line has represented 9%, 11% and 10% of revenues for the years ended December 31, 2004, 2003 and 2002, respectively. We purchase the software component of this product from Video Technics, a company in which we have a 20% ownership interest. Video Technics is a small, privately held company whose financial success is partially dependent on the success of the Aprisa product line. There is no assurance that they will not face financial problems and not be able to meet its supply obligations.

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

  Corporate/institutional customers, or

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

We depend upon third-party dealers to market and sell our products and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

We employ independent, third-party dealers to market and sell a significant portion of our products. During 2004, 32% of our sales were made through our dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives that will be able to market, sell and support our products effectively.

Furthermore, with advances in technology, we have been able to introduce lower-priced products. It may be that our distribution strategy needs to be modified as new product prices are lowered. It is possible we may not be successful in modifying our distribution strategy, thus adversely impacting our ability to sell our new products.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products.

Sales to customers located outside the United States accounted for 21%, 9% and 24% of our total sales in 2004, 2003 and 2002, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

  Changes in tax laws, tariffs, environmental directives, freight rates and governmental royalties,

  Timing and availability of export licenses,

  Changes in laws and policies governing operations of foreign-based companies,

  Inadequate protection of intellectual property rights in some countries, and

  Obtaining governmental approvals for certain products,

  Technical standards which may differ and/or be more stringent that those of the U.S., and would cause us to incur expenses associated with obtaining required certifications.

In 2004 we denominated sales of our products in foreign countries exclusively in U.S. dollars, British Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

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

In recent years we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. If sales decline we could be forced to further reduce staff and other costs and expenses. Were this to occur, we may be unable to reduce personnel and other costs and expenses on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations. In addition, further reductions in personnel and costs and expenses may adversely affect our ability to generate revenues.

We are uncertain of our ability to obtain additional financing or refinance existing obligations for our future needs, and liquidity issues have and may continue to increase our cost of capital.

At December 31, 2004, we had cash and cash equivalents of $2.9 million and working capital of $3.8 million. We also had repayment obligations on Series C and Series D Debentures of $4.96 million (excluding debt issuance costs and other amounts that were deferred in accordance with SFAS No. 15) at December 31, 2004.

In November 2003, we completed the sale of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. The net proceeds from the sale, totaling $10.5 million was used to paydown a substantial portion of our indebtedness, including the paydown and exchange of Series A and B Debentures, so that as of December 31, 2004, the Company's outstanding debt consisted solely of Series C and Series D Debentures.

As of December 31, 2004, the Series C Debentures totaled $2.5 million and bear interest annually at 7%, payable in kind. In March 2005, we restructured the Series C Debentures such that half of the principal and accrued interest at March 31, 2005, became due and payable on that date and the remaining half of the principal, plus accrued interest through April 30, 2006, becomes due and payable on that date. As per the amended Series C Debenture terms, on March 31, 2005, $1.26 million (including $0.1 million of accrued interest) was paid to holders and the remaining principal of $1.25 million, plus accrued interest, will be due on April 30, 2006. The Series D Debentures, which total $2.5 million, bear interest annually at 8%, payable in kind, will mature December 31, 2006.

The Company has a $2.5 million working capital line of credit from a U.S. bank which extends through April 15, 2006. The Company will have the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. We believe that cash on hand, net cash expected to be generated in the business, and availability under our new line of credit, will be sufficient to meet our needs for the next twelve months if we are able to achieve our planned results of operations. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products, respond to competitive pressures and satisfy our existing and any new obligations that may arise. If we fail to meet our financial covenant under our line of credit agreement, our bank could choose to not lend to us under our line of credit. Additional financing may not be available on terms favorable to us, or at all. While we significantly reduced our cash usage for operations during recent years, capital is critical to our business, and our ability to raise capital in the event that ongoing losses use our available cash would have a material adverse effect on our business.

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

We generated approximately 6.7% of our 2004 revenues from hardware and software service agreements sold to our customers. The customary term of such agreements is one year. In order to maintain our customer relations, we may need to support customers' products beyond their useful life, which may require us to expend significant resources. It is possible that our products, current and prospective, will not provide sufficient customer satisfaction and require inordinate and expensive service support for each product category, beyond the level planned in the service agreements in place. That, by itself, would increase our expenses and make these service agreements unprofitable. In addition, customers who purchase service agreements and experience problems may be disinclined to renew their service agreements in subsequent years, hence affecting the revenues generated from service agreements.

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

The telecommunications and television industries are subject to extensive regulation in the United States and other countries. Our business is dependent upon the continued growth of these industries in the United States and internationally. Recent legislation has lowered the legal barriers to entry for companies into the United States' multi-channel television market, but telecommunications companies may not successfully enter this or related markets. Moreover, the growth of our business internationally is dependent in part on similar deregulation of the telecommunications industry abroad, in which deregulation may not occur.

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders.

Our officers, directors and 5% or more stockholders, together control approximately 42% (as of March 1, 2005) of our issued and outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

We have not issued dividends on our common stock for over fifteen years and do not anticipate doing so in the foreseeable future.

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

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products introduced by us or our competitors and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2002 through March 1, 2005, the closing price of our common stock has ranged between $0.15 and $0.80. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock. In addition, our common stock is now traded on the OTC Bulletin Board. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2004, there were 10.7 million potentially dilutive shares that would be issuable if all debentures, including interest paid in kind, were converted and all outstanding warrants and common stock options were exercised. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:	Page

Report of Independent Registered Public Accounting Firm -
PricewaterhouseCoopers LLP	42

Consolidated Balance Sheets at December 31, 2004 and 2003	43

Consolidated Statements of Operations for the Years Ended December 31, 2004,
2003 and 2002	44

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004,
2003 and 2002	45

Consolidated Statements of Shareholders' (Deficit) Equity for the Years
Ended December 31, 2004, 2003 and 2002	46

Notes to the Consolidated Financial Statements	47

Financial Statement Schedule:

II - Valuation and Qualifying Accounts	73

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Chyron Corporation:

In our opinion, the consolidated financial statements and the financial statement schedule listed under item 8 present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Melville, New York

March 31, 2005

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,
Assets	2004	2003
Current assets:
Cash and cash equivalents	$2,855	$6,968
Accounts receivable, net	3,388	3,454
Inventories, net	2,570	1,714
Marketable securities		288
Prepaid expenses and other current assets	718	667
Total current assets	9,531	13,091

Property and equipment, net	745	630
Other assets	29	454
TOTAL ASSETS	$10,305	$14,175

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$3,215	$3,674
Convertible debentures	1,239
Deferred revenue	934	806
Pension liability	362	643
Capital lease obligations	8	11
Total current liabilities	5,758	5,134

Convertible debentures	3,979	8,677
Pension liability	1,664	1,712
Other liabilities	225	233
Total liabilities	11,626	15,756

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 41,326,016 and 40,687,466 at December 31,
2004 and 2003, respectively	413	407
Additional paid-in capital	71,968	71,795
Accumulated deficit	(73,701)	(74,006)
Accumulated other comprehensive (loss) income	(1)	223
Total shareholders' deficit	(1,321)	(1,581)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$10,305	$14,175

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
	Year Ended December 31,
	2004	2003	2002

Net sales	$23,238	$19,369	$21,063
Cost of products sold	9,749	8,367	10,523
Gross profit	13,489	11,002	10,540

Operating expenses:
Selling, general and administrative	10,028	8,102	8,475
Research and development	3,357	2,663	2,190

Total operating expenses	13,385	10,765	10,665

Operating income (loss)	104	237	(125)

Interest expense	441	2,052	2,014
Interest income	(74)	(21)	(14)
Other (income) expense, net	(568)	150	(42)

Income (loss) from continuing operations	305	(1,944)	(2,083)

Discontinued operations:
Loss from discontinued operations		(1,048)	(961)
Gain on sale from disposition of discontinued operations		2,599

Net income (loss)	$ 305	$ (393)	$(3,044)

Net income (loss) per share - basic and diluted
Continuing operations	$0.01	$ (0.05)	$(0.05)
Discontinued operations		0.04	(0.03)
Net income (loss) per share - basic and diluted	$0.01	$(0.01)	$(0.08)

Weighted average shares used in computing net income
(loss) per share:
Basic	40,770	39,688	39,564
Diluted	41,375	39,815	39,564

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31,
	2004	2003	2002
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$305	$(393)	$(3,044)
Adjustments to reconcile net income (loss) to net cash
(used in) provided by operating activities:
(Income) loss from discontinued operations, net		(1,551)	961
Depreciation and amortization	328	588	1,149
(Gain) loss on sale of investments and asset write down	(225)	560
Non-cash settlement of interest liability	291	1,190	1,322
Gain on debt extinguishment		(579)
Other	194	610	438
Changes in operating assets and liabilities:
Accounts receivable	66	553	(1,009)
Inventories	(906)	942	1,170
Prepaid expenses and other assets	(94)	(801)	15
Accounts payable and accrued expenses	(331)	(402)	(491)
Other liabilities	(329)	177	(230)
Net cash (used in) provided by operating activities	(701)	894	281

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of subsidiary, net	415	10,294
Proceeds from sale of investments	289	83
Acquisition of property and equipment	(443)	(155)	(62)
Decrease in restricted cash		1,000
Net cash provided by (used in) investing activities	261	11,222	(62)

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan		(1,350)	(750)
Payments on revolving credit agreements, net		(2,311)	(400)
Payments on convertible debentures	(3,791)	(3,682)
Proceeds from exercise of options and warrants	130
Payments of capital lease obligations	(12)	(16)	(54)
Net cash used in financing activities	(3,673)	(7,359)	(1,204)

Net cash provided by (used in) discontinued operations		994	(1,140)

Change in cash and cash equivalents	(4,113)	5,751	(2,125)
Cash and cash equivalents at beginning of year	6,968	1,217	3,342
Cash and cash equivalents at end of year	$ 2,855	$ 6,968	$ 1,217

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 145	$ 469	$ 280

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands)

					Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income(loss)	Total

Balance at January 1, 2002	39,564	$ 396	$71,324	$(70,569)	$ (838)	$ 313

Net loss				(3,044)		(3,044)

Cumulative translation adjustment					202	202

Unrealized gain on available for sale
securities					37	37

Total comprehensive loss						(2,805)

Warrants issued			129			129

Balance at December 31, 2002	39,564	396	71,453	(73,613)	(599)	(2,363)

Net loss				(393)		(393)

Cumulative translation adjustment					378	378

Unrealized gain on available for sale
securities					444	444

Total comprehensive income						429

Shares issued in connection with debt
redemption and extinguishment	901	9	272			281

Shares issued to 401K plan	223	2	70			72

Balance at December 31, 2003	40,688	407	71,795	(74,006)	223	(1,581)

Net income				305		305

Cumulative translation adjustment					(1)	(1)

Unrealized loss on available for sale
securities					(223)	(223)

Total comprehensive income						81

Shares issued upon exercise of stock
options and warrants	549	5	133			138

Shares issued to 401K plan	89	1	40			41

Balance at December 31, 2004	41,326	$ 413	$71,968	$(73,701)	$ (1)	$(1,321)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. In January 2005, Chyron introduced the ChyTV digital signage product line providing low-cost, easy to use graphics for digital signage applications.

On November 6, 2003, the Company completed the sale of the entire issued share capital of its wholly owned subsidiary, Chyron UK Holdings Limited (Chyron UK Holdings), including its operating subsidiary, Pro-Bel Limited, to Oval (1883) Limited, pursuant to the terms of a sale and purchase agreement. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company is focused completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers.

The net proceeds of the sale of $10.5 million was used to paydown a substantial portion of our indebtedness, including the paydown and exchange of Series A and B Debentures, so that as of December 31, 2004, the Company's outstanding debt consisted solely of Series C and D Debentures.

As of December 31, 2004, the Series C Debentures totaled $2.5 million and bear interest annually at 7%, payable in kind. In March 2005, we restructured the Series C Debentures such that half of the principal and accrued interest at March 31, 2005, became due and payable on that date and the remaining half of the principal, plus accrued interest through April 30, 2006, becomes due and payable on that date. As per the amended Series C Debenture terms, on March 31, 2005, $1.26 million (including $0.1 million of accrued interest) was paid to holders and the remaining principal of $1.25 million, plus accrued interest, will be due on April 30, 2006. The Series D Debentures, which total $2.5 million, bear interest annually at 8%, payable in kind, will mature December 31, 2006.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2005 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, according to our contingency plan so that we will have sufficient cash resources through December 31, 2005. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

The long term success of the Company will be dependent on profitable operating results and the ability to raise additional capital. In the event the Company is unable to achieve expected goals of profitability or raise sufficient additional capital, we may have to scale back or eliminate certain parts of our operations.

In preparing contingency plans for a lower level of 2005 sales than we are currently forecasting, we have re-examined our cost structure and prepared a contingent restructuring plan that recommends, in the event it is necessary, to reduce and/or defer spending in staffing, travel, trade shows, professional fees (including for implementation of Sarbanes-Oxley Section 404), equipment, and bonuses, among other items. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, could have an adverse effect on our ability to conduct business.

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, will be sufficient to meet our cash needs for the next twelve months if we are able to achieve our planned results of operations. However, there can be no assurance we will be able to achieve our plan. Furthermore, there can be no assurance that our bank will permit us to borrow under our line of credit if we fail to meet financial covenants and other requirements of the agreement. However, based on our current estimates, we believe we will be in compliance with such covenants and that such borrowings will be available to the Company.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, allowances for doubtful accounts and warranty reserves. Actual results could differ from those estimates.

Cash and Cash Equivalents

Cash includes cash on deposit and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. The carrying amount of cash and cash equivalents approximates their fair value.

Inventories

Inventories are stated at the lower of cost or market, cost being determined primarily on the basis of FIFO and average cost. The need for inventory obsolescence provisions is evaluated by us and, when appropriate, reserves for technological obsolescence, non-profitability of product lines and excess quantities are established.

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

Marketable Securities

We account for our investments in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are reported as a separate component of comprehensive income or loss, net of tax. Realized gains and losses on sales of investments, as determined by the specific identification method, are included in the Consolidated Statements of Operations. At December 31, 2004, the Company does not own any securities covered by SFAS No. 115.

Research, Development and Engineering

Technological feasibility for our products is reached shortly before the products are released to manufacturing. Consequently, costs incurred after technological feasibility is established have not been material, and accordingly, we expense all research and development costs when incurred. We re-evaluate the materiality of these costs on an on-going basis. Research and development costs include wages and other personnel costs, material costs and an allocation of certain indirect costs related to facilities.

For periods prior to 2000 certain software development costs were capitalized, which resulted in amortization expense of such costs of approximately $0.4 million in 2002. At December 31, 2002 all costs that were previously capitalized have been fully amortized.

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

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.13 million in 2004, $0.05 million in 2003 and $0.09 million in 2002.

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

Foreign Currencies

Assets and liabilities of our foreign subsidiaries are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2004, 2003 and 2002 were gains of $0.19 million, $0.04 million and $0.05 million, respectively.

Net Income (Loss) Per Share

We report our net income (loss) per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the year. Diluted net income (loss) per common share is computed based on the weighted average number of common shares outstanding during the year plus, when dilutive, additional shares issuable upon the assumed exercise of outstanding common stock equivalents. For 2004, 2003 and 2002 common stock equivalents of 7,724,000, 9,520,000 and 18,794,000, respectively, were not included in the computation of diluted net loss per common share because their effect would have been anti-dilutive.

Stock-Based Compensation Plans

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the years ended December 31, 2004, 2003 and 2002. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value method had been applied (in thousands except per share amounts):

	Year Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$305	$(393)	$(3,044)
Deduct: Total stock-based employee compensation
expense determined under fair value based
method, net of related tax effects	(242)	(50)	(628)
Proforma net income (loss)	$ 63	$(443)	$(3,672)
Net income (loss) per share - basic and diluted:
As reported	$0.01	$(0.01)	$(0.08)
Proforma	0.00	$(0.01)	$(0.09)

We account for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and EITF No. 96-18, "Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services."

Recent Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board ("FASB") issued FIN 46, "Consolidation of Variable Interest Entities" and a revised interpretation of FIN 46 (FIN 46-R) in December 2003 which addresses consolidation of variable interest entities. FIN 46 expands the criteria for consideration in determining whether a variable interest entity should be consolidated by a business entity, and requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved. This interpretation applies to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applied in the first fiscal year or interim period beginning after March 15, 2004, to variable interest entities in which an enterprise held a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have any impact on the Company's Consolidated Financial Statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, an amendment of ARB No. 43, Chapter 4, Inventory Costs (SFAS No. 151). This accounting standard, which is effective for annual periods beginning after June 15, 2005, requires that abnormal amounts of idle facility expense, freight, handling costs, and wasted materials (spoilage) should be recognized as current-period charges. The adoption of SFAS No. 151 is not expected to have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in 2006. We do not believe adoption of SFAS No. 153 will have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company plans to adopt FAS No. 123R in the third quarter of 2005. Note 1 to the Company's consolidated financial statements presents the pro forma net income (loss) the Company would have recognized had compensation costs for the Company's incentive compensation plans been determined consistent with FAS No. 123.

Pursuant to authorization received from the Board of Directors, on February 3, 2005, the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. These options were originally scheduled to vest in equal increments at the end of each of the first, second and third years following their grant date. The Company accelerated these options in advance of the effective date of, and in anticipation of the detrimental earnings effect of SFAS 123R. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. The financial effect of this acceleration is to reduce compensation expense in the Company's pre-tax earnings by $145,000 in 2005, $289,000 in 2006 and $150,000 in 2007. Therefore, based on grants that are currently outstanding and the elimination of the expense related to the accelerated vesting, the Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations. However, depending on the amount of options granted in the future, and their estimated value, both of which are unknown at this time, the adoption of this standard could have a material impact on the Company's results of operations and financial position.

Reclassifications

Certain reclassification of prior years' data have been made to conform to 2004 classifications.

2. DISCONTINUED OPERATIONS

On November 6, 2003, Chyron Corporation completed the sale of the entire issued share capital of its wholly owned subsidiary, Chyron UK Holdings Limited (Chyron UK Holdings), including its operating subsidiary, Pro-Bel Limited, to Oval (1883) Limited, pursuant to the terms of a sale and purchase agreement. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company is focused completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. The gross proceeds were approximately $15.3 million, before the required settlement of Pro-Bel bank obligations of approximately $3.4 million and related transaction costs of approximately $1.4 million. This resulted in net proceeds of $10.5 million, of which $0.4 million will be paid in April 2005 (included in other current assets at December 31, 2004), $0.4 million was paid in the first quarter of 2004, pending the final valuation of net assets sold (included in other current assets at December 31, 2003), and the balance of $9.8 million was paid in cash at closing. The Company realized a gain on sale of $2.6 million that was recorded in the fourth quarter of 2003.

Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. Prior year Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. Following are the Statements of Operations for the discontinued operations through November 6, 2003 (in thousands):

	2003	2002

Net sales	$17,389	$20,316
Cost of sales	8,006	9,454
	9,383	10,862
Operating expenses:
Selling, general and administrative	8,608	10,567
Research and development	1,771	1,905
Total operating expenses	10,379	12,472
Operating loss	(996)	(1,610)
Interest expense	161	206
Other income	(109)	(855)
Loss from discontinued operations	$(1,048)	$ (961)

3. MARKETABLE SECURITIES

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

4. INTANGIBLE ASSETS

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

The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, was ascribed to an exclusive sales and marketing agreement and was amortized over three years pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets." Amortization of this intangible approximated $0.25 million and $0.35 million in 2003 and 2002, respectively. As of December 31, 2003 the asset was fully amortized.

5. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.56 million and $0.98 million at December 31, 2004 and 2003, respectively. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2004 and 2003, receivables included approximately $1.3 million and $0.5 million, respectively, due from foreign customers.

Bad debt expense amounted to $0.1 million in 2003. We periodically evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or liens on equipment sold) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

6. INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2004	2003
Finished goods	$ 777	$ 568
Work-in-progress	466	307
Raw material	1,327	839
	$2,570	$1,714

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2004	2003
Machinery and equipment	$5,991	$10,028
Furniture and fixtures	1,037	2,212
Leasehold improvements	471	498
	7,499	12,738
Less: Accumulated depreciation
and amortization	6,754	12,108
	$ 745	$ 630

Depreciation expense, which includes amortization of assets under capital lease, was $0.3 million, $0.3 million and $0.4 million in 2004, 2003 and 2002, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2004	2003
Accounts payable	$1,872	$1,987
Accrued salaries, wages and vacation pay	947	924
Other	396	763
	$3,215	$3,674

9. LONG-TERM DEBT

The Company has a $2.5 million working capital line of credit with a U.S. bank which extends through April 14, 2006. Under the agreement, the Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest on borrowings under the line is payable at prime +1.5%, where prime is a minimum of 4%, and we are required to maintain certain levels of tangible net worth, and cash or availability of $0.5 million. During 2004, there has been no outstanding indebtedness under this line of credit or with any financial institution.

10. SUBORDINATED CONVERTIBLE DEBENTURES

	December 31,
	2004	2003
Series A Convertible Debentures		$1,378
Series B Convertible Debentures		7,299
Series C Convertible Debentures	$2,478
Series D Convertible Debentures	2,740
	$5,218	$8,677

During late 1998 and 1999 we raised $7.7 million through the issuance of Series A and Series B 8% Subordinated Convertible Debentures ("Series A and Series B Debentures"), to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A Debentures, which totaled $1.2 million, paid interest quarterly and were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. Under the original terms, the Series B Debentures, which totaled $6.5 million, were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. Interest was payable quarterly and may be paid by increasing the amount of principal owed thereunder.

On December 17, 2001, the terms of the existing Series A and Series B Debentures were amended to extend the maturity date of the Series A and B Debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option. On February 28, 2002, our Board of Directors resolved to pay interest on the Series A and Series B Debentures only in the form of additional debentures. Interest expense attributable to Series A and B Debentures totaled $0.09 million, $1.2 million and $1.1 million in 2004, 2003 and 2002, respectively.

In connection with the amendment to the Series A and Series B Debentures, we issued warrants to holders of the amended Series A and Series B Debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The fair value of the warrants of $0.13 million was reflected as a discount to the related obligation, and was amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During 2004, 2003 and 2002 amortization expense was $0.04 million. As of December 31, 2004, all warrants have been exercised in cash and cashless transactions. As a result, an additional 477,082 shares were issued which generated $0.1 million in cash.

On December 31, 2003, we closed on an exchange offer to holders of Series A and Series B Debentures. Holders who accepted the offer exchanged Series A and Series B Debentures representing a December 31, 2003 book value of $1.95 million in return for a total of discounted cash payments of $1.04 million and 853,816 shares of common stock of the Company. The exchange resulted in cancellation of approximately 18.3% of the total of the debentures. The Company recorded a gain on extinguishment of debt, in accordance with SFAS No. 15, in its fourth quarter of 2003 of $0.6 million (net of transaction costs of $0.06 million). The gain from the transaction resulted in a decrease to the net loss per common share of $0.02 for the year ended December 31, 2003.

On February 27, 2004, we closed on a second exchange offer whereby Series A and B Debentures of $8.7 million ($8.8 million at January 31, 2004, including accrued paid in kind interest) were exchanged for $3.8 million in cash, and $2.3 million for new Series C Subordinated Convertible Debentures ("Series C Debentures") and $2.3 million for new Series D Subordinated Convertible Debentures ("Series D Debentures"). The Series C Debentures bear interest annually at 7%, payable in kind and can be converted to common stock at a per share conversion price of $1.50. In March 2005, all holders of the Company's Series C Debentures agreed to an amendment to the Series C Debentures that resulted in payment by the Company on March 31, 2005, of a total of $1.26 million (including $0.1 million of accrued interest), representing 50% of their principal and accrued interest balance on March 31, 2005. The amendment also provides an extension of the due date for the remainder of the principal of $1.25 million and accrued interest to April 30, 2006. All other original terms of the Series C Debentures remain the same. The Series D Debentures, which total $2.5 million, bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65. In accordance with SFAS No. 15, no gain will be recorded on this transaction. Rather, interest expense will be adjusted prospectively in a manner to create a constant effective rate. In 2004, interest expense attributable to Series C and D Debentures totaled $0.2 million.

11. SHAREHOLDERS' (DEFICIT) EQUITY

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

			Accumulated
	Foreign Currency	Net Unrealized	Other
	Translation	Gain (Loss) on	Comprehensive
	Adjustments	Marketable Securities	Income (Loss)

January 1, 2002	$(580)	$(258)	$(838)
Change for period	202	37	239
December 31, 2002	(378)	(221)	(599)
Change for period	378	444	822
December 31, 2003	0	223	223
Change for period	(1)	(223)	(224)
December 31, 2004	$ (1)	$ 0	$ (1)

At December 31, 2004, the following warrants to purchase shares of our common stock were outstanding:

Warrants	Exercise Price	Expiration Date

60,000	$1.12	3/29/2005
60,000	6.50	4/10/2005
151,914	6.50	4/11/2005

12. LONG-TERM INCENTIVE PLAN

Incentive awards are provided to employees under the terms of our 1999 Incentive Compensation Plan. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of our board of directors. The Plan is administered by a committee, designated by the board, to determine the time and circumstances under which an employee option may be exercised. Generally, options vest 1/3 each year, are fully vested three years from grant date and have a term of ten years. At December 31, 2004, there were 0.1 million shares available to be granted under the Plan.

Transactions involving stock options are summarized as follows (thousands of shares):

			Weighted
		Range of	Average
	Stock	Exercise	Exercise
	Options	Price	Price
	Outstanding	Per Share	Per Share	Exercisable

Balance at January 1, 2002	3,769	$0.32 - 16.13	$1.70	2,088
Granted	1,271	0.26 - 0.61	0.32
Canceled	(257)	0.32 - 5.38	1.70
Balance at December 31, 2002	4,783	0.26 - 16.13	1.33	2,911
Granted	575	0.16 - 0.51	0.30
Exercised	(3)	0.26 - 0.32	0.30
Canceled	(2,167)	0.26 - 5.88	1.32
Balance at December 31, 2003	3,188	0.16 - 16.13	1.16	2,388
Granted	2,112	0.42 - 0.67	0.60
Exercised	(72)	0.27 - 0.35	0.30
Canceled	(291)	0.20 - 5.38	0.97
Balance at December 31, 2004	4,937	0.16 - 16.13	0.94	2,546

The following table summarizes information concerning currently outstanding and exercisable stock options (thousands of shares):

	Options Outstanding			Options Exercisable
Range of		Average	Weighted		Weighted
Exercise Price	Options	Life	Average Price	Options	Average Price

$0.00 - 0.50	1,968	9.0	$0.37	1,035	$0.33
0.51 - 1.00	2,060	8.5	0.64	602	0.60
1.01 - 2.00	185	4.4	1.77	185	1.77
2.01 - 3.00	518	4.8	2.22	518	2.22
3.01 - 4.00	131	5.0	3.43	131	3.43
4.01 - 5.00	18	2.5	4.52	18	4.52
5.01 - 6.00	27	1.0	5.60	27	5.60
9.01 - 10.00	3	1.1	9.38	3	9.38
12.01 - 13.00	3	1.7	12.75	3	12.75
16.01 - 17.00	24	1.6	16.13	24	16.13
	4,937			2,546

If we had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the effect on our net income (loss) and net income (loss) per share has been illustrated in our footnote entitled "Summary of Significant Accounting Policies." The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2004, 2003 and 2002: dividend yield of 0%; expected volatility of

108.1% in 2004, 125.0% in 2003 and 125.1% in 2002 and expected life of 4 years. The weighted average risk free interest rates for 2004, 2003 and 2002 were 3.48%, 2.88% and 3.08%, respectively. Using these assumptions, the weighted average grant date fair value of options granted during 2004, 2003 and 2002 was $0.44, $0.24 and $0.26, respectively.

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

Pursuant to authorization received from the Board of Directors, on February 3, 2005 the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. These options were originally scheduled to vest in equal increments at the end of each of the first, second and third years following their grant date. Options representing the right to purchase a total of 100,000 shares that were previously granted to non-employee Directors of the Board of Directors, and that would otherwise qualify for this acceleration, were excluded from the acceleration of vesting.

The Company accelerated these options in advance of the effective date of, and in anticipation of the detrimental earnings effect of, Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("SFAS 123R"), which was issued in December 2004. SFAS 123R will require that beginning July 1, 2005, the Company record as compensation expense in its statement of operations the value of employee stock options. Until the Company commences accounting for stock options under SFAS 123R in the third quarter of 2005, it will continue its practice of accounting for stock options in accordance with the provisions of APB 25. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. The financial effect of this acceleration is to reduce compensation expense in the Company's pre-tax earnings by $145,000 in 2005, $289,000 in 2006 and $150,000 in 2007. As a result of the acceleration of vesting, options to purchase 1,503,939 shares of the Company's common stock became immediately exercisable. The following table summarizes the accelerated stock options:

Exercise	Number of Option Shares Accelerated from
Price	Original Vesting in
	2005	2006	2007	Total
$0.67	0	400,611	400,611	801,222
0.62	73,333	73,333	73,334	220,000
0.51	0	1,500	1,500	3,000
0.48	159,905	159,906	159,906	479,717
	233,238	635,350	635,351	1,503,939

13. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2004	2003
Deferred tax assets:
Net operating loss carryforwards	$19,879	$21,177
Capital loss carryforwards	4,972	5,014
Inventory	2,246	2,252
Fixed assets and capitalized software	1,314	1,572
Other liabilities	860	1,031
Accounts receivable and other assets	698	911
	29,969	31,957

Deferred tax valuation allowance	29,969	31,957
	$ 0	$ 0

At December 31, 2004, we had U.S. net operating loss carryforwards ("NOLs") of approximately $58 million expiring between the years 2005 through 2024. In connection with our emergence in 1991 from our reorganization under Chapter 11 of the U.S. Bankruptcy Code, the benefit of our pre-reorganization NOLs were not reflected in net income, but rather recorded as an increase to paid-in capital. In addition, such NOLs (approximately $13 million) are subject to annual limitations under U.S. income tax rules as a result of the changes in control of the Company.

Our net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realization of these assets and established a full valuation allowance.

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2004		2003		2002
	Amount	%	Amount	%	Amount	%
Federal income tax benefit
at statutory rate	$ 104	34.0	$ (134)	(34.0)	$(1,035)	(34.0)
Permanent differences	37	12.1	5	1.2	(138)	(4.5)
International rate differences	(2)	(0.8)	5,457	1,387.8	(317)	(10.4)
Effect of valuation allowance of
deferred tax assets	(139)	(45.3)	(5,337)	(1,357.0)	1,472	48.4
Other, net	0	0.0	9	2.0	18	0.5
	$ 0	0.0	$ 0	0.0	$ 0	0.0

14. BENEFIT PLANS

Chyron Corporation has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act. During 2005, we expect to contribute $0.4 million for the 2004 and 2005 plan years, based on these funding requirements. The assets of the U.S. Pension Plan at December 31, 2004 include equities, government and corporate fixed income securities, cash and cash equivalents. We use a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2004	2003
Reconciliation of projected benefit obligation:
Obligation at January 1	$2,788	$2,249
Service cost	296	285
Interest cost	169	146
Actuarial losses	355	297
Benefit payments	(266)	(189)
Obligation at December 31	$3,342	$2,788

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$1,215	$1,220
Actual return on plan assets	60	86
Employer contributions	626	98
Benefit payments	(266)	(189)
Fair value of plan assets at December 31	$1,635	$1,215

Funded Status:
Funded status at December 31	$(1,707)	$(1,573)
Unrecognized prior-service cost	(307)	(341)
Unrecognized gain	(12)	(441)
Net amount recognized	$(2,026)	$(2,355)

	2004	2003	2002
Components of net periodic pension cost:
Service cost	$296	$285	$291
Interest cost	169	146	144
Expected return on plan assets	(125)	(109)	(131)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of prior gain	(9)	(56)	(99)
Net periodic benefit cost	$297	$232	$ 171

	2004	2003	2002
Weighted-average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	6.00%	6.75%	7.25%
Expected long term return on plan assets	8.5%	8.5%	9.0%
Rate of compensation increase	4.0%	4.0%	4.5%

Weighted-average assumptions used to
determine pension benefit obligation
as of December 31:
Discount rate	5.5%	6.00%	6.75%
Rate of compensation increase	4.0%	4.0%	4.5%

The expected long-term return on pension plan assets was based on the current inflation rate environment, our pension plan investment guidelines, and our expectations for long-term rates of return. The overall investment objective is to achieve the highest level of return with the least amount of risk. The real return objective of the total portfolio is the anticipated rate of inflation as measured by the CPI + 4.5%. Our target allocation for 2005 and actual pension plan asset allocations at December 31, 2004 and 2003 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2005	2004	2003
Equity securities	55-35%	46%	53%
Debt securities	40-50%	39	43
Cash and cash equivalents	5-15%	15	4

The accumulated benefit obligation was $2.66 million and $2.26 million at December 31, 2004 and 2003, respectively.

The following table presents estimated future benefit payments over the next ten years (in thousands):

2005	$44
2006	49
2007	54
2008	75
2009	124
2010 to 2014	816

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron Corporation are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary contributions of up to 20% of the first 10% of the compensation contributed by a participant. The charge to earnings for the cost of the matching contribution was $0.07 million in each of 2004, 2003 and 2002. Prior to July 2004, the Company match was made in the form of company stock. Subsequent to that date, the Company match has been made in cash. Employees will vest in the matching contribution in equal increments annually over three years.

We also have several U.K. employees that are provided with pension benefits through the Chyron International Corporation Group Personal Pension Plan (the "CIC Pension Plan") which was established upon the sale of Pro-Bel. Under the CIC Pension Plan, each member has an individual account within the defined contribution plan and the Company contributes monthly an amount equal to a percentage of his/her salary. New employees will receive an 8% of salary contribution.

15. COMMITMENTS AND CONTINGENCIES

At December 31, 2004, we were obligated under operating and capital leases covering facility space and equipment as follows (in thousands):

	Operating	Capital

2005	$409	$8
2006	424
2007	434
2008	451
2009	231
2010 thereafter	13

The operating leases contain provisions for escalations and for facility maintenance. Total rent expense was $0.39 million, $0.48 million and $0.43 million for 2004, 2003 and 2002, respectively.

We generally provide warranties on all of our products ranging for one year. There may be, in certain instances, exceptions to these terms. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the related sale is recognized. Warranty costs incurred have not been material in recent years. We record an estimate for future warranty costs based on return rates and other factors. The product warranty obligation included in accrued expenses at December 31, 2004 and 2003 was $0.05 million.

In the fourth quarter of 2004, the Company reversed a reserve of $0.04 million that was established in 2001 that related to an obsolete product line that was no longer required.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. Had all such key and other covered employees been terminated at December 31, 2004, the estimated total severance would have approximated $1.5 million.

We, from time to time, are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

16. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.2 million, $0.3 million and $0.3 million during 2004, 2003 and 2002, respectively. The balance owed for legal services was $0.02 million and $0.03 million at December 31, 2004 and 2003, respectively.

We have a 20% ownership in Video Technics, a company from which we purchase certain software products. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $0.8 million, $0.7 million and $1.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The balance owed to Video Technics for purchases was $0.1 million and $0.2 million at December 31, 2004 and 2003, respectively.

Presently, we are a major customer of Video Technics whose financial well being is dependent on our success with the Aprisa line. Being a privately-held and small company, there is no assurance that Video Technics will not face financial problems, thus being unable to meet its supply obligations and endangering the Aprisa product line for several months. Sales of Aprisa products represented 9%, 11% and 10% of sales in 2004, 2003 and 2002, respectively.

Beginning in 2001 and ending in February 2003, when he became the President and Chief Executive Officer of the Company, Mr. Michael Wellesley-Wesley, then a member of our board of directors, was paid $15,000 monthly for consulting services, and was provided the use of a company-leased automobile, for exploring strategic alternatives for the Company. During 2003 and 2002, the cost of these consulting services approximated $0.03 million and $0.18 million, respectively.

Mr. Henderson, a current Director and the Company's President and Chief Executive Officer until February 2003, was paid fees of $0.04 million in 2003, plus expenses, for consulting services in exploring strategic alternatives for the Company subsequent to his resignation.

In September 2004, Mr. Donald Greenberg, a Director, was awarded immediately vested, non-qualified stock options, with an exercise price of $0.48 per share, to purchase 50,000 shares of our common stock. We awarded these options as compensation for services rendered through providing advice relating to technology affecting our products.

17. GEOGRAPHIC INFORMATION

The details of the Company's geographic sales are as follows (in thousands):

	2004	2003	2002
Revenues from external customers:
United States	$18,308	$17,529	$15,958
Germany	1,227	175	83
Canada	462	165	1,339
Switzerland	56	63	1,107
France	547	286	979
All other	2,638	1,151	1,597
	$23,238	$19,369	$21,063

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective as of December 31, 2004. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for herein will be presented under the captions ELECTION OF THE BOARD OF DIRECTORS and SECTION 16(a) REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act by April 29, 2005, in connection with the 2005 annual meeting of stockholders of Chyron ("Proxy Statement"), and is incorporated herein by reference in response to this item.

We have adopted a written code of ethics for senior financial officers which is included as Exhibit 14 to this report. The Company will provide to any person, without charge, a copy of such code of ethics, upon written request to: Ms. Margaret Roed, Chyron Corporation, 5 Hub Drive, Melville, NY 11747.

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein will be presented under the captions EXECUTIVE COMPENSATION AND OTHER INFORMATION, STOCK PERFORMANCE CHART, BOARD OF DIRECTOR INTERLOCKS AND INSIDER PARTICIPATION and REPORT ON EXECUTIVE COMPENSATION in our Proxy Statement, and is incorporated herein by reference in response to this item.

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULE AND

REPORTS ON FORM 8-K

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page 41.

(2) Financial Statement Schedule

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 15(d) found on page 73.

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2004, 2003 and 2002.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

(3) Financial Statement Exhibits

See list of exhibits to the Financial Statements in Section (c) below.

(b) Reports on Form 8-K

A report on Form 8-K was filed on October 1, 2004 announcing the promotion of Kevin Prince to the position of Senior Vice President, Operations.

A report on Form 8-K was filed on October 4, 2004 which disclosed that the Company entered into an agreement with a Director of the Company to provide technical guidance.

A report on Form 8-K was filed on November 12, 2004 advising of a press release on November 10, 2004, announcing the results of the Company's operations for the three and nine months ended September 30, 2004.

A report on Form 8-K was filed on November 18, 2004 advising of the resignation of Joan Y. McCabe, a Director of the Company.

		Note
(c)	Exhibits

3.	Articles of Incorporation and By-Laws.
(a)	Restated Certificate of Incorporation of Chyron Corporation	(1)
(b)	Amended and Restated By-Laws of Chyron Corporation,
	adopted October 28, 1998	(4)
(c)	Amendment of Certificate of Incorporation of Chyron Corporation,
	adopted January 24, 1997	(3)

4.	Instruments defining rights of security holders, including debentures.
(a)	Form of 8% Subordinated Convertible Debenture Due
	December 31, 2003	(4)
(b)	Form of Subscription Agreement and Investment Representation for the
	purchase of the 8% Subordinated Convertible Debenture Due
	December 31, 2003	(4)
(c)	Form of 8% Series B Subordinated Convertible Debenture Due
	December 31, 2003	(5)
(d)	Form of Subscription Agreement and Investment Representation for the
	purchase of the 8% Series B Subordinated Convertible Debenture Due
	December 31, 2003	(5)
(e)	Form of 12% Senior Subordinated Convertible Note Due
	December 31, 2003	(6)
(f)	Form of Subscription, Subordination and Registration Rights Agreement
	for the purchase of the 12% Senior Subordinated Convertible Notes Due
	December 31, 2003	(6)
(g)	Form of Series A 12% Subordinated Convertible Debenture Due
	December 31, 2004	(6)
(h)	Form of Series B 12% Subordinated Convertible Debenture Due
	December 31, 2004	(6)
(i)	Form of Amendment to the 8% Subordinated Convertible Debentures
	Due December 31, 2003 and the Series B 8% Subordinated Convertible
	Debentures Due December 31, 2003	(6)
(j)	Form of Common Stock Purchase Warrant, Issued on
	December 17, 2001	(6)
(k)	Notice of Amendment of each of the 12% Senior Subordinated Convertible
	Notes Due December 31, 2003, Series A 12% Subordinated Convertible
	Debentures Due December 31, 2004 and Series B 12% Subordinated
	Convertible Debentures Due December 31, 2004, Dated March 11, 2002	(6)
(l)	Form of Series C 7% Subordinated Convertible Debenture Due
	December 31, 2005	(8)
(m)	Form of Series D 8% Subordinated Convertible Debenture Due
	December 31, 2006	(8)
(n)	Amendment to Series C 7% Convertible Subordinated Debentures
	dated March 22, 2005	(11)

70

10.	Material Contracts.
(a)	Indemnification Agreement between Chyron Corporation and
	Donald P. Greenberg dated November 19, 1996	(3)
(b)	Indemnification Agreement between Chyron Corporation and
	Roger Henderson dated November 19, 1996	(3)
(c)	Indemnification Agreement between Chyron Corporation and
	Christopher R. Kelly dated July 18, 2002	(7)
(d)	Indemnification Agreement between Chyron Corporation and
	Wesley W. Lang, Jr. dated November 19, 1996	(3)
(e)	Indemnification Agreement between Chyron Corporation and
	Eugene M. Weber dated November 19, 1996	(3)
(f)	Indemnification Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated November 19, 1996	(3)
(g)	Indemnification Agreement between Chyron Corporation and
	Jerry Kieliszak dated July 18, 2002	(7)
(h)	Indemnification Agreement between Chyron Corporation and
	Kevin Prince dated October 1, 2004	(12)
(i)	Indemnification Agreement between Chyron Corporation and
	Richard Hajdu dated October 1, 2004	(12)
(j)	Indemnification Agreement between Chyron Corporation and
	Jerry Kieliszak, Trustee, Chyron Corporation 401(k) Plan, effective
	March 1, 2002	(7)
(k)	Indemnification Agreement between Jerry Kieliszak, Trustee, and
	Chyron Corporation Employees' Pension Plan, effective March 1, 2002	(7)
(l)	Separation Agreement between Chyron Corporation and
	Roger Henderson dated January 16, 2003	(7)
(m)	Separation Agreement between Chyron Corporation and
	Michael Knight dated February 11, 2004	(8)
(n)	Separation Agreement between Chyron Corporation and
	James Paul dated December 22, 2003	(8)
(o)	Employment Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated March 2, 2005	(10)
(p)	Silicon Valley Bank First Loan Modification Agreement
	dated February 24, 2005	(9)
(q)	Silicon Valley Bank Loan and Security Agreement
	dated April 29, 2004	(9)
(r)	Silicon Valley Bank Side Letter to Loan and Security Agreement
	dated April 29, 2004	(9)
(s)	Silicon Valley Bank Second Loan Modification Agreement
	dated March 22, 2005	(11)

14.	Code of Ethics for Senior Financial Officers	(8)

23.	Consent of PricewaterhouseCoopers LLP dated March 31, 2005	(12)

71

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or
	15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	(12)
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or
	15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	(12)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(12)

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

(8) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 2003 on Form 10-K dated March 30, 2004.

(9) Incorporated herein in its entirety by reference to Form 8-K dated February 24, 2005.

(10) Incorporated herein in its entirety by reference to Form 8-K dated March 2, 2005.

(11) Incorporated herein in its entirety by reference to Form 8-K dated March 22, 2005.

(12) Attached hereto in this Annual Report for the fiscal year ended December 31, 2004 on Form 10-K dated March 31, 2005.

d) Financial Statement Schedule

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts(1)	$977		$418	$559
Inventory reserves	5,520	$50	28	5,542
Deferred tax valuation allowance	31,957		1,988	29,969

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts(2)	$ 2,132		$1,155	$ 977
Inventory reserves(3)	14,830	$(155)	9,155	5,520
Deferred tax valuation allowance(4)	30,844		(1,113)	31,957

YEAR ENDED DECEMBER 31, 2002
Allowance for doubtful accounts	$ 1,923	$ 248	$ 39	$ 2,132
Inventory reserves	14,568	327	65	14,830
Deferred tax valuation allowance	32,687		1,843	30,844

(1) This deduction results from the specific allocation of allowance to items that were fully reserved.

(2) Approximately $0.9 million of this deduction results from the sale of our Pro-Bel Division.

(3) Approximately $1.3 million of this deduction results from the sale of our Pro-Bel Division. The balance results from the disposal of inventory items that were fully reserved.

(4) Approximately $6.1 million results from the tax loss generated in 2003, offset by a $5 million reduction attributable to the Pro-Bel Division.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2005, by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ Christopher R. Kelly	Chairman of the Board of Directors
Christopher R. Kelly

/s/ Dawn R. Johnston	Vice President and Corporate Controller
Dawn R. Johnston

/s/ Donald P. Greenberg	Director
Donald P. Greenberg

/s/ Roger Henderson	Director
Roger Henderson

/s/ Jerry Kieliszak	Sr. VP and Chief Financial Officer
Jerry Kieliszak

/s/ Eugene M. Weber	Director
Eugene M. Weber

/s/ Michael Wellesley-Wesley	President, CEO and Director
Michael Wellesley-Wesley