Form 10-Q
period 2005-03-31
CHYRON CORP
filed 2005-05-13
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005
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

Common Stock $.01 Par Value - 41,343,349 as of May 1, 2005

This document consists of 19 pages

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2005 (unaudited)
	and December 31, 2004	3
	Consolidated Statements of Operations and Comprehensive
	Income/ Loss (unaudited) for the Three Months ended
	March 31, 2005 and 2004	4
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2005 and 2004	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	11

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	17

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 6.	Exhibits	18

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$1,184	$2,855
Accounts receivable, net	4,470	3,388
Inventories, net	2,398	2,570
Prepaid expenses and other current assets	754	718
Total current assets	8,806	9,531

Property and equipment, net	674	745
Other assets	30	29
TOTAL ASSETS	$9,510	$10,305

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,878	$3,215
Convertible debentures		1,239
Deferred revenue	810	934
Pension liability	377	362
Capital lease obligations	5	8
Total current liabilities	5,070	5,758

Convertible debentures	4,017	3,979
Pension liability	1,647	1,664
Other liabilities	368	225
Total liabilities	11,102	11,626

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 41,343,349 at March 31, 2005 and
41,326,016 at December 31, 2004	413	413
Additional paid-in capital	71,973	71,968
Accumulated deficit	(73,977)	(73,701)
Accumulated other comprehensive loss	(1)	(1)
Total shareholders' deficit	(1,592)	(1,321)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 9,510	$10,305

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/LOSS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands, except per share amounts)

(Unaudited)

	2005	2004

Net sales	$5,975	$5,760
Cost of products sold	2,476	2,242
Gross profit	3,499	3,518

Operating expenses:
Selling, general and administrative	3,001	2,410
Research and development	726	905

Total operating expenses	3,727	3,315

Operating (loss) income	(228)	203

Interest expense	(66)	(153)

Interest income	34	14

Other (expense) income, net	(16)	262

Net (loss) income	$ (276)	$ 326

Net (loss) income per share - basic and diluted	$(0.01)	$ 0.01

Weighted average shares outstanding:
Basic	41,329	40,716
Diluted	41,329	41,236

Comprehensive (loss) income:
Net (loss) income	$(276)	$ 326
Other comprehensive loss:
Unrealized loss on securities available for sale		(223)

Total comprehensive (loss) income	$ (276)	$ 103

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(In thousands)
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(276)	$326
Adjustments to reconcile net (loss) income used in
operating activities:
Depreciation and amortization	83	73
Non-cash settlement of interest liability	59	125
Amortization of debt issue costs	16	24
Gain on sale of securities		(224)
Changes in operating assets and liabilities:
Accounts receivable	(1,082)	(1,068)
Inventories	172	(432)
Prepaid expenses and other assets	(53)	125
Accounts payable and accrued expenses	663	333
Other liabilities	17	58
Net cash used in operating activities	(401)	(660)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(12)	(174)
Portion of proceeds from sale of Pro-Bel Division		415
Proceeds from sale of securities		289
Net cash (used in) provided by investing activities	(12)	530

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of convertible debentures	(1,260)	(3,792)
Proceeds from exercise of stock options	5
Payments of capital lease obligations	(3)	(3)
Net cash used in financing activities	(1,258)	(3,795)

Change in cash and cash equivalents	(1,671)	(3,925)
Cash and cash equivalents at beginning of period	2,855	6,968
Cash and cash equivalents at end of period	$1,184	$ 3,043

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2005 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 figures included herein were derived from such audited consolidated financial statements.

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

Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2005 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, according to our contingency plan so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

The long term success of the Company will be dependent on profitable operating results and the ability to raise additional capital should such additional capital be required. In the event the Company is unable to achieve expected goals of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

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

Net Income (Loss) Per Share

For the three month period ending March 31, 2005 common stock equivalents of 9.9 million shares were not included in the computation of diluted net loss per common share because their effect would have been antidilutive.

2. MARKETABLE SECURITY

The Company had an investment in equity securities of vizrt Ltd. that was sold in the first quarter of 2004 and resulted in a gain of $0.2 million which is included in other income.

3. INVENTORIES

Inventories, net is comprised of the following (in thousands):

	March 31,	December 31,
	2005	2004
Finished goods	$ 787	$ 777
Work-in-progress	513	466
Raw materials	1,098	1,327
	$2,398	$2,570

4. EQUITY BASED COMPENSATION

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the three month periods ended March 31, 2005 and 2004. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net (loss) income and net (loss) income per common share if the fair value method had been applied (in thousands except per share amounts):

	Three Months Ended
	March 31,
	2005	2004
Net (loss) income	$ (276)	$ 326
Total stock-based compensation (expense) income
determined under fair value based method,
net of related tax effects	(753)	14
Pro forma net (loss) income	$(1,029)	$ 340
Earnings per share:
Basic - as reported	$(0.01)	$0.01
Basic - pro forma	(0.02)	0.01
Diluted - as reported	(0.01)	0.01
Diluted - pro forma	(0.02)	0.01

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

The Company accelerated these options in advance of the effective date of, and in anticipation of the detrimental earnings effect of, Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("SFAS 123R"), which was issued in December 2004. SFAS 123R will require that beginning January 1, 2006 (originally July 1, 2005), the Company record as compensation expense in its statement of operations the value of employee stock options. Until the Company commences accounting for stock options under SFAS 123R in 2006, it will continue its practice of accounting for stock options in accordance with the provisions of APB

25. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. Assuming a January 1, 2006 effective date, the financial effect of this acceleration is to reduce compensation expense in the Company's pre-tax earnings by $0.29 million in 2006 and $0.15 million in 2007. This sums to $0.44 million of the $0.75 million shown in the table above. As a result of the acceleration of vesting, options to purchase 1,503,939 shares of the Company's common stock became immediately exercisable. The following table summarizes the accelerated stock options:

Exercise	Number of Option Shares Accelerated from
Price	Original Vesting in
	2005	2006	2007	Total
$0.67	0	400,611	400,611	801,222
0.62	73,333	73,333	73,334	220,000
0.51	0	1,500	1,500	3,000
0.48	159,905	159,906	159,906	479,717
	233,238	635,350	635,351	1,503,939

5. SUBORDINATED CONVERTIBLE DEBENTURES

	March 31,	December 31,
	2005	2004
Series C Convertible Debentures	$1,260	$2,478
Series D Convertible Debentures	2,757	2,740
	$4,017	$5,218

In late 2003 and early 2004, we closed on two exchange offers whereby previously outstanding Series A and B Debentures were exchanged for new Series C Subordinated Convertible Debentures ("Series C Debentures") and new Series D Subordinated Convertible Debentures ("Series D Debentures"). The Series C Debentures bear interest annually at 7%, payable in kind, and can be converted to common stock at a per share conversion price of $1.50. In March 2005, all holders of the Company's Series C Debentures agreed to an amendment that resulted in payment by the Company on March 31, 2005, of a total of $1.26 million, representing 50% of their principal and accrued interest balance on March 31, 2005. The amendment also provides an extension of the due date for the remainder of the principal of $1.26 million and accrued interest to April 30, 2006. All other original terms of the Series C Debentures remain the same. The Series D Debentures, which total $2.8 million, bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65.

6. CREDIT FACILITY

The Company has a $2.5 million working capital line of credit with a U.S. bank which runs through April 14, 2006. The Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. At March 31, 2005 and December 31, 2004 available borrowings on this basis were $2.5 million and $1.6 million, respectively. Interest will be payable at prime +1.5%, where prime is a minimum 4%, and we will be required to maintain certain levels of tangible net worth and cash or availability of $0.5 million. At March 31, 2005 and throughout the term of our arrangement with our U.S. bank we have been in compliance with our financial covenants. Throughout 2004 and 2005, there was no outstanding indebtedness under this line of credit or with any financial institution.

7. BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 was as follows (in thousands):

	2005	2004

Service cost	$ 74	$ 71
Interest cost	42	37
Expected return on plan assets	(31)	(27)
Amortization of prior service cost	(9)	(9)
Amortization of prior gain	(2)	(14)
	$ 74	$ 58

During the quarter ended March 31, 2005 we made contributions of $0.08 million to the Pension Plan. We expect to contribute $0.4 million over the next twelve months.

8. GEOGRAPHIC INFORMATION

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004

United States	$4,965	$4,574
Germany	403	112
Canada	174	202
Other	433	872

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in 2006. We do not believe the adoption of SFAS No. 153 will have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. FAS No 123R would have been effective for the Company on July 1, 2005. However, in April 2005, the Securities and Exchange Commission delayed its effective date for financials filed with the SEC, and as a result the Company plans to adopt FAS No. 123R in the first quarter of 2006.

Pursuant to authorization received from the Board of Directors, on February 3, 2005, the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. The Company accelerated these options in advance of the original July 1, 2005 effective date of, and in anticipation of the detrimental earnings effect of SFAS 123R. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. Note 4 to the Company's consolidated financial statements presents the pro forma net income (loss) the Company would have recognized had compensation costs for the Company's incentive compensation plans been determined consistent with FAS No. 123. Also included in Note 4 is the financial effect of the Q1 2005 acceleration of such options.

Therefore, based on grants that are currently outstanding and the elimination of the expense related to the accelerated vesting, the Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations. However, depending on the amount of options granted in the future, and their estimated value, both of which are unknown at this time, the adoption of this standard in the first quarter of 2006 could have a material impact on the Company's results of operations and financial position.

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

The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV and HDTV, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the OTC Bulletin Board as a trading platform, and expansion into new markets. Additional factors affecting future results, and which are described in more detail in our Annual Report on Form 10-K for the year ended December 31, 2004, include:

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

  In order to become profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products

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

  Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of all our stockholders.

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

Comparison of the Three Months Ended March 31, 2005 and 2004

Revenues for the quarter ended March 31, 2005 were $6.0 million, an increase of $0.2 million, or 3% from the $5.8 million reported for the first quarter of 2004. Revenues in the U.S. were $5.0 million in the first quarter of 2005 as compared to $4.6 million in the first quarter of 2004. International revenues were $1.0 million in the first quarter of 2005 as compared to $1.2 million in the first quarter of 2004. Domestic revenues have increased primarily from the sales of Duet HyperX systems which can be configured as HD, SD or a combination of both, offering a highly flexible and scalable migration path to high definition broadcasting. Also contributing to this growth is the continued acceptance of Duet LEX by major sports programmers.

Gross margins for the first quarter of 2005 were 59% compared to 61% in the comparable quarter in 2004. The decline in margins was due primarily to product mix and higher discounts on certain product lines.

Selling, general and administrative (SG&A) expenses increased by $0.6 million, to $3.0 million in the quarter ended March 31, 2005, compared to $2.4 million in the first quarter of 2004. The primary expense items contributing to the increase were SG&A expenses attributable to the rollout of the ChyTV digital signage product line of $0.3 million, severance costs of $0.1 million, professional services for Sarbanes-Oxley compliance and other consulting of $0.1 million, and increased employee benefit costs of $0.1 million.

Research and development (R&D) costs of $0.7 million in the first quarter of 2005 decreased by $0.2 million compared to the $0.9 million incurred in the first quarter of 2004. Reductions in 2005 spending are a result of lower project materials of $0.1 million and reduced costs of personnel and use of consultants of $0.1 million.

Interest expense in the first quarter of 2005 approximated $0.07 million as compared to $0.15 million in the first quarter of 2004. This is a direct result of the combination of lower borrowings and lower interest rates on the underlying debt instruments. In the fourth quarter of 2003 and first quarter of 2004 we closed on two exchange offers which resulted in the retirement of approximately $6 million of Series A and B debentures, with the balance exchanged for Series C and D debentures which carry a lower rate of interest. The combination of these factors reduced interest expense by $0.08 million.

The components of other income (expense), net are as follows (in thousands):

	Three Months Ended
	March 31,
	2005	2004
Gain on sale of securities		$224
Foreign exchange transaction (loss) gain	$ (30)	40
Other	14	(2)
	$ (16)	$262

In the first quarter of 2004, we sold our remaining investment in equity securities of vizrt Ltd. and realized a gain of $0.2 million.

Liquidity and Capital Resources

At March 31, 2005, we had cash on hand of $1.2 million and working capital of $3.7 million.

During the three months ended March 31, 2005, net cash of $0.4 million was used by operations and $1.26 million was used to retire a portion of our Series C Debentures. The utilization of cash from operations was driven by the net loss in the quarter, an increase in receivables from sales that were realized late in the quarter, and therefore not yet collectable, delays in collection of several customer receivables and partially offset by $0.7 million from the increase in accounts payable and accrued expenses.

In March 2005, we amended the Series C Debentures such that half of the principal and accrued interest at March 31, 2005, became due and payable on that date and the remaining half of the principal, plus accrued interest through April 30, 2006, becomes due and payable on that date. As per the amended Series C Debenture terms, on March 31, 2005, $1.26 million was paid to holders and the remaining principal of $1.26 million, plus accrued interest, will be due on April 30, 2006. The Series D Debentures, which total $2.8 million, and bear interest annually at 8%, payable in kind, will mature December 31, 2006.

The Company received $0.4 million in May 2005 which represents the final payment of the proceeds from the sale of Pro-Bel.

The Company has a $2.5 million working capital line of credit with a U.S. bank which runs through April 14, 2006. The Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. At March 31, 2005 and December 31, 2004 available borrowings on this basis were $2.5 million and $1.6 million, respectively. Interest will be payable at prime +1.5%, where prime is a minimum 4%, and we will be required to maintain certain levels of tangible net worth and cash or availability of $0.5 million. At March 31, 2005 and throughout the term of our arrangement with our U.S. bank we have been in compliance with our financial covenants. Throughout 2004 and 2005, there was no outstanding indebtedness under this line of credit or with any financial institution.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below 2005 forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, according to our contingency plan so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue shortfalls, should that occur.

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

Recent Accounting Pronouncements

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

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets," an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." SFAS No. 153 addresses the measurement of exchanges of nonmonetary assets and redefines the scope of transactions that should be measured based on the fair value of the assets exchanged. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in 2006. We do not believe the adoption of SFAS No. 153 will have a material effect on the Company's financial position or results of operations.

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. FAS No. 123R would have been effective for the Company on July 1, 2005. However, in April 2005, the Securities and Exchange Commission delayed its effective date for financials filed with the SEC and as a result the Company plans to adopt FAS No. 123R in the first quarter of 2006.

Pursuant to authorization received from the Board of Directors, on February 3, 2005, the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. The Company accelerated these options in advance of the original July 1, 2005 effective date, and in anticipation of the detrimental earnings effect of SFAS 123R. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. Note 4 to the Company's consolidated financial statements presents the pro forma net income (loss) the Company would have recognized had compensation costs for the Company's incentive compensation plans been determined consistent with FAS No. 123. Also included in Note 4 is the financial effect of the Q1 2005 acceleration of such options.

Therefore, based on grants that are currently outstanding and the elimination of the expense related to the accelerated vesting, the Company does not believe that the adoption of this standard will have a material impact on its financial position or results of operations. However, depending on the amount of options granted in the future, and their estimated value, both of which are unknown at this time, the adoption of this standard in the first quarter of 2006 could have a material impact on the Company's results of operations and financial position.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

            MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended March 31, 2005 and 2004, sales to foreign customers were 17% and 21% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was a loss of $0.03 million in the three month period ended March 31, 2005 and a gain of $0.04 in the three month period ended March 31, 2004. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity (deficit).

Additionally, we are potentially exposed to interest rate risk with respect to any bank debt which would carry a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate. Throughout 2004 and 2005, there was no outstanding indebtedness with variable interest rates. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2005. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 13, 2005	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

May 13, 2005	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and
Chief Financial Officer