Form 10-Q
period 2005-09-30
CHYRON CORP
filed 2005-11-10
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2005
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

Common Stock $.01 Par Value - 41,378,610 as of October 31, 2005

This document consists of 22 pages

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2005 (unaudited) and
	December 31, 2004	3

	Consolidated Statements of Operations and Comprehensive
	Income (unaudited) for the Three Months ended
	September 30, 2005 and 2004	4

	Consolidated Statements of Operations and Comprehensive
	Income (Loss) (unaudited) for the Nine Months ended
	September 30, 2005 and 2004	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months ended September 30, 2005 and 2004	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	20

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 6.	Exhibits	21

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	September 30,	December 31,
ASSETS	2005	2004
Current assets:
Cash and cash equivalents	$1,659	$2,855
Accounts receivable, net	3,999	3,388
Inventories, net	2,613	2,570
Prepaid expenses and other current assets	248	718
Total current assets	8,519	9,531

Property and equipment, net	645	745
Other assets	19	29
TOTAL ASSETS	$9,183	$10,305

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,107	$3,215
Convertible debentures	1,304	1,239
Deferred revenue	1,014	934
Pension liability	529	362
Capital lease obligations	-	8
Total current liabilities	5,954	5,758

Convertible debentures	2,792	3,979
Pension liability	1,513	1,664
Other liabilities	216	225
Total liabilities	10,475	11,626

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none	-	-
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 41,367,039 at September 30, 2005 and
41,326,016 at December 31, 2004	414	413
Additional paid-in capital	71,985	71,968
Accumulated deficit	(73,690)	(73,701)
Accumulated other comprehensive income	(1)	(1)
Total shareholders' deficit	(1,292)	(1,321)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 9,183	$10,305

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands, except per share amounts)

(Unaudited)

	2005	2004

Net sales	$6,564	$6,292

Cost of products sold	2,624	2,504

Gross profit	3,940	3,788

Operating expenses:
Selling, general and administrative	2,737	2,634
Research and development	719	820

Total operating expenses	3,456	3,454

Operating income	484	334

Interest expense	(48)	(98)
Interest income	21	3
Other income (expense), net	(1)	87

Net income	$ 456	$ 326

Net income per common share - basic and diluted	$ 0.01	$ 0.01

Weighted average shares outstanding:
Basic	41,352	40,782
Diluted	41,659	41,519

Comprehensive income:
Net income	$ 456	$ 326
Other comprehensive income:
Foreign currency translation gain	-	2

Total comprehensive income	$ 456	$ 328

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands, except per share amounts)
(Unaudited)

	2005	2004

Net sales	$18,321	$16,904

Cost of products sold	7,096	6,604

Gross profit	11,225	10,300

Operating expenses:
Selling, general and administrative	8,954	7,568
Research and development	2,128	2,564

Total operating expenses	11,082	10,132

Operating income	143	168

Interest expense	(167)	(343)
Interest income	77	39
Other income (expense), net	(42)	344

Net income	$ 11	$ 208

Net income per common share - basic and diluted	$ 0.00	$ 0.01

Weighted average shares outstanding:
Basic	41,341	40,751
Diluted	41,608	41,535

Comprehensive income (loss):
Net income	$ 11	$ 208
Other comprehensive income (loss):
Foreign currency translation gain	-	4
Unrealized loss on securities available for sale	-	(223)

Total comprehensive income (loss)	$ 11	$ (11)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
(In thousands)
(Unaudited)
	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 11	$ 208
Adjustments to reconcile net income to cash used in
operating activities:
Depreciation and amortization	260	229
Non-cash settlement of interest liability	138	235
Amortization of debt issue costs	33	98
Gain on sale of securities	-	(224)
Other	11	54
Changes in operating assets and liabilities:
Accounts receivable	(611)	(745)
Inventories	(43)	(1,338)
Prepaid expenses and other assets	19	(223)
Accounts payable and accrued expenses	(108)	256
Deferred revenue	239	189
Other liabilities	(150)	(328)
Net cash used in operating activities	(201)	(1,589)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(160)	(309)
Receipt of proceeds from sale of Pro-Bel	428	415
Proceeds from sale of securities	-	289
Net cash provided by investing activities	268	395

CASH FLOWS FROM FINANCING ACTIVITIES
Payments of convertible debentures	(1,260)	(3,792)
Proceeds from exercise of stock options	5	-
Payments of capital lease obligations	(8)	(7)
Net cash used in financing activities	(1,263)	(3,799)

Change in cash and cash equivalents	(1,196)	(4,993)
Cash and cash equivalents at beginning of period	2,855	6,968
Cash and cash equivalents at end of period	$ 1,659	$ 1,975

Supplemental cash flow information:
Net interest received	$ 22	$ 3

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2005 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2005 and 2004. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004. The December 31, 2004 balance sheet included herein was derived from such audited consolidated financial statements. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 method of presentation.

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. In January 2005, Chyron expanded its products through the introduction of its ChyTV product line, providing low-cost, easy to use graphics for microcasting and digital displays applications.

Liquidity

Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, according to our contingency plan so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, will be sufficient to meet our cash needs through mid April 2006 if we are able to achieve our planned results of operations and retain availability of credit under our line. Our line of credit with our lender expires April 14, 2006. We will commence renewal discussions in the fourth quarter of 2005. The Company has Series C convertible debentures in the amount of $1.3 million that will mature on April 30, 2006. We believe we will be able to refinance the debt prior to its maturity. The Company is exploring the possibility of alternative sources of funds, should it appear they will be needed, which could include a private common or preferred equity placement, a debenture private placement, or a term loan, in the fourth quarter of 2005 to first quarter of 2006. The amount of funds that the Company would seek in such a transaction has not been determined at this time but would take into consideration the Company's need for working capital and the $1.3 million of convertible debentures that will mature on April 30, 2006.

There can be no assurance we will be able to achieve our plan. Furthermore, there can be no assurance that our bank will permit us to borrow under our line of credit if we fail to meet financial covenants and other requirements of the agreement or that we will be able to raise additional capital, if needed. From the inception of our agreement with our U.S. bank and through June 30, 2005, the Company was in compliance with our covenants. However, as of July 31, 2005, the Company did not meet its tangible net worth requirement of $2 million by approximately $0.1 million, for which we obtained a waiver. Also at such time, the bank modified its agreement and reduced the tangible net worth requirements as stated in Note 6. The Company has been in compliance with its revised covenants for all months subsequent to this modification.

Accounts Payable

A benefit of $0.2 million was realized in the three and nine month SG&A expenses from the reversal of old accounts payable relating to discontinued product lines and businesses, that were no longer deemed to be payable.

Net Income Per Share

Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate earnings per share are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Basic weighted average shares outstanding	41,352	40,782	41,341	40,751
Effect of dilutive stock options	307	499	267	526
Effect of dilutive warrants	-	238	-	258
Diluted weighted average shares outstanding	41,659	41,519	41,608	41,535

Weighted average shares which are not included in the calculation of diluted earnings per share because their impact is antidilutive
Stock options	5,081	3,960	4,989	3,725
Convertible debentures	4,917	5,371	4,917	5,371
Warrants	-	1,018	-	998
	9,998	10,349	9,906	10,094

2. EQUITY BASED COMPENSATION

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25, there was no compensation expense recognized for the three and nine month periods ended September 30, 2005 and 2004. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure" which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net income and net income per common share if the fair value method had been applied (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Net income	$ 456	$ 326	$ 11	$ 208
Total stock-based compensation
determined under fair value based
method	(56)	(81)	(832)	(108)
Pro forma net income (loss)	$ 400	$ 245	$(821)	$ 100
Net income (loss) per common share:
Basic and diluted - as reported	$0.01	$0.01	$ 0.00	$0.01
Basic and diluted - pro forma	$0.01	$0.01	$(0.02)	$0.00

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

The Company accelerated these options in advance of the effective date of, and in anticipation of the detrimental earnings effect of, Statement of Financial Accounting Standards No. 123 "Share-Based Payment" ("SFAS 123R"), which was issued in December 2004. SFAS 123R will require that beginning January 1, 2006 (originally July 1, 2005), the Company record, as compensation expense, in its statement of operations the value of employee stock options. Until the Company commences accounting for stock options under SFAS 123R in 2006, it will continue its practice of accounting for stock options in accordance with the provisions of APB 25. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. The financial effect in the first quarter of 2005 was to accelerate the pro forma compensation expense by $0.7 million and thereby avoid recording compensation expense of $0.29 million in 2006 and $0.15 million in 2007 that would have been required once FAS 123R is implemented in January 2006. As a result of the acceleration of vesting, options to purchase 1,503,939 shares of the Company's common stock became immediately exercisable. The following table summarizes the accelerated stock options:

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

4. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	September 30,	December 31,
	2005	2004
Finished goods	$ 582	$ 777
Work-in-progress	488	466
Raw materials	1,543	1,327
	$2,613	$2,570

5. SUBORDINATED CONVERTIBLE DEBENTURES

	September 30,	December 31,
	2005	2004
	(In thousands)
Series C Convertible Debentures	$1,304	$2,478
Series D Convertible Debentures	2,792	2,740
	$4,096	$5,218

In late 2003 and early 2004, we closed on two exchange offers whereby previously outstanding Series A and B Debentures were exchanged for new Series C Subordinated Convertible Debentures ("Series C Debentures") and new Series D Subordinated Convertible Debentures ("Series D Debentures"). The Series C Debentures bear interest annually at 7%, payable in kind, and can be converted to common stock at a per share conversion price of $1.50. In March 2005, all holders of the Company's Series C Debentures agreed to an amendment that resulted in payment by the Company on March 31, 2005, of a total of $1.26 million, representing 50% of their principal and accrued interest balance on March 31, 2005. The amendment also provides an extension of the due date to April 30, 2006 for the remainder of the principal and accrued interest which total $1.3 million at September 30, 2005. All other original terms of the Series C Debentures remain the same. The Series D Debentures, which total $2.8 million, bear interest annually at 8%, payable in kind, will mature December 31, 2006 and carry a per share conversion price of $0.65.

6. CREDIT FACILITY

The Company has a $2.5 million working capital line of credit with a U.S. bank which runs through April 14, 2006. The Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. At September 30, 2005 and December 31, 2004 available borrowings on this basis were $2.0 million and $1.6 million, respectively. Interest will be payable at prime +1.5%, where prime is a minimum 4%, and we will be required to maintain certain levels of tangible net worth and cash or availability of $0.5 million. The lender defines tangible net worth ("TNW") as total assets less total liabilities, excluding subordinated convertible debentures, and 85% of the proceeds from the issuance of any new equity securities. The TNW requirement was $1.5 million at the end of April and May 2005, and $2.0 million at the end of June 2005. From the inception of our agreement with our U.S. bank and through June 30, 2005 we have been in compliance with our financial and non-financial covenants. However, as of July 31, 2005, the Company did not meet its tangible net worth requirement of $2 million by approximately $0.1 million, for which we obtained a waiver. Also at such time, the bank modified its agreement to reduce the TNW requirement to $1.5 million at the end of August, October and November and $2.0 million at the end of September and December. The TNW requirements for 2006 of $2 million at the end of January and February and $3 million at the end of March remain unchanged. The Company has been in compliance with its covenants for all months subsequent to this modification. As is usual and customary in such lending agreements, our agreement contains certain non-financial requirements such as required periodic reporting to the bank and various representations and warranties. Throughout 2004 and 2005, there was no outstanding indebtedness under this line of credit or with any financial institution.

7. BENEFIT PLANS

The net periodic benefit cost is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Service cost	$140	$ 80	$288	$222
Interest cost	58	53	142	127
Expected return on plan assets	(54)	(39)	(116)	(93)
Amortization of prior service cost	(8)	(8)	(26)	(26)
Amortization of prior gain	4	20	-	(8)
	$140	$106	$288	$222

Currently, our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA). For the three and nine month periods ended September 30, 2005, we made contributions of $0.1 million and $0.3 million, respectively, to the Pension Plan. We expect to contribute at least $0.5 million over the next twelve months, representing the minimum contribution required under ERISA.

8. GEOGRAPHIC INFORMATION

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
United States	$5,075	$5,566	$14,409	$13,740
Europe	781	645	2,456	2,076
Rest of world	708	81	1,456	1,088

9. PRODUCT WARRANTY

We provide product warranties for our various products, typically for one year. Approximately one year ago, the Company instituted new control mechanisms to more precisely track warranty experience. As of September 30, 2005, we believe we have accumulated accurate data of warranty costs which enabled us to develop a more reasonable basis for establishing warranty reserves. As a result, we increased our warranty reserve by $0.1 million in the quarter ending September 30, 2005. We established our reserve based on such historical data, taking into consideration specific product information. The following table sets forth the movement in the warranty reserve (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Balance at beginning of period	$ 50	$ 50	$ 50	$ 50
Accruals	111	85	316	309
Warranty services provided	-	(85)	(205)	(309)
	$161	$ 50	$ 161	$ 50

10. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost for stock option grants is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. FAS No 123R will be effective for the Company as of January 1, 2006.

Pursuant to authorization received from the Board of Directors, on February 3, 2005, the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. The Company accelerated these options in advance of the original July 1, 2005 effective date of, and in anticipation of the detrimental earnings effect of SFAS 123R. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. Note 2 to the Company's consolidated financial statements presents the pro forma net income (loss) the Company would have recognized had compensation costs for the Company's incentive compensation plans been determined consistent with FAS No. 123. Also included in Note 2 is the financial effect of the Q1 2005 acceleration of such options.

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

  If the introduction of our new ChyTV products do not produce as expected, then there will be a negative impact on revenue, earnings and cash flows.

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

Comparison of the Three and Nine Months Ended September 30, 2005 and 2004

Revenues for the quarter ended September 30, 2005 were $6.6 million, an increase of $0.3 million, or 5% from the $6.3 million reported for the third quarter of 2004. Revenues for the nine months ended September 30, 2005 were $18.3 million, an increase of $1.4 million or 8% from the $16.9 million reported for the first nine months of 2004.

Revenues derived from U.S. customers were $5.1 million in the third quarter of 2005 as compared to $5.6 million in the third quarter of 2004. Revenues derived from international customers were $1.5 million in the third quarter of 2005 as compared to $0.7 million in the third quarter of 2004. Year-to-date revenues in the U.S. were $14.4 million in 2005 and $13.7 million in 2004. Year-to-date international revenues were $3.9 million in 2005 and $3.2 million in 2004. Revenues in 2005 have been enhanced by the introduction in late 2004 of the Duet HyperX systems which can be configured as HD, SD or a combination of both, offering a highly flexible and scalable migration path to high definition broadcasting. Also contributing to the growth in 2005 is the greater realization of sales in international markets, most notably Asia, Europe and South America as we continue to enhance our sales and marketing efforts outside of the U.S. Sales of our new microcasting and digital displays product line accounted for $0.1 million and $0.2 million, respectively, of third quarter and nine month 2005 revenues.

Gross margins in the third quarter of 2005 and 2004 were 60%. Gross margins in the nine month periods in 2005 and 2004 were 61%. In the third quarter of 2005, the Company recorded an increase in its warranty reserves of $0.1 million which had the effect of reducing gross margins in the three and nine month periods in 2005 by 1%. The Company believes this charge was prudent based on the accumulation of improved historical data regarding warranty experience. Otherwise margins continue to remain relatively consistent due to material costs that have also remained fairly level due to the interchangeability of raw material components across our product lines.

Selling, general and administrative (SG&A) expenses increased by $0.1 million, to $2.7 million in the quarter ended September 30, 2005 compared to $2.6 million in the third quarter of 2004. SG&A expenses increased by $1.4 million, to $9.0 million in the first nine months of 2005 compared to $7.6 million for the first nine months of 2004. The primary reason contributing to the increase in SG&A expenses in the three and nine month periods were expenses attributable to the rollout of the ChyTV product line of $0.2 million and $0.9 million, respectively. Other increases in the third quarter of 2005 were $.05 million for consulting related to system upgrades and $.05 million related to increased cost of employee benefits. Other increases in the nine month period in 2005 were attributable to $0.2 million for consulting services for Sarbanes-Oxley compliance and systems consulting, $0.2 million of increased employee benefit costs, severance costs of $0.1 million, $0.1 million of trade show costs and $0.1 million of other selling expenses, including the costs of overseas sales offices. A benefit of $0.2 million was realized in the three and nine months SG&A expenses from the reversal of old accounts payable relating to discontinued product lines and businesses, that we no longer deemed to be payable.

Research and development (R&D) costs in the third quarter of 2005 of $0.7 million decreased by $0.1 million compared to the quarter ended September 30, 2004. R&D costs decreased by $0.5 million, to $2.1 million in the first nine months of 2005, compared to $2.6 million for the first nine months of 2004. Reductions in spending in the three and nine month periods in 2005 are attributable to lower project materials costs, reduced services performed by outside consultants and lower personnel costs.

Interest expense in the third quarter of 2005 approximated $0.05 million as compared to $0.1 million in the third quarter of 2004. Interest expense in the first nine months of 2005 was $0.2 million as compared to $0.3 million in 2004. This is a direct result of the combination of lower balances and lower interest rates on the underlying debt instruments. In the fourth quarter of 2003 and first quarter of 2004, we closed on two exchange offers which resulted in the retirement of approximately $6 million of Series A and B debentures, with the balance exchanged for Series C and D debentures which carry a lower rate of interest. Furthermore, as discussed in Note 5, approximately $1.3 million of Series C debentures were retired in March 2005.

The components of other income (expense), net are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Foreign exchange transaction gain (loss)	$(15)	$ 46	$(83)	$ 80
Gain on sale of securities	-	-	-	224
Other	14	41	41	40
	$ (1)	$ 87	$(42)	$344

Change in Accountants

During the third quarter of 2005, based on a decision by the Audit Committee of the Board of Directors, the Company dismissed PricewaterhouseCoopers LLP ("PwC"), its independent registered public accounting firm and engaged BDO Seidman, LLP ("BDO") as its new independent registered public accounting firm. There were no disagreements with PwC with respect to matters of accounting principles, practices or disclosures.

Liquidity and Capital Resources

At September 30, 2005, we had cash on hand of $1.7 million and working capital of $2.6 million.

During the nine months ended September 30, 2005, net cash of $0.2 million was used by operations and $1.3 million was used to retire a portion of our Series C Debentures. The utilization of cash from operations was driven primarily by an increase in receivables from sales that were realized late in the quarter, and therefore not yet collectable.

In March 2005, we amended the Series C Debentures such that half of the principal and accrued interest at March 31, 2005, became due and payable on that date and the remaining half of the principal, plus accrued interest through April 30, 2006, becomes due and payable on that date. As per the amended Series C Debenture terms, on March 31, 2005, $1.26 million was paid to holders and the remaining principal of $1.3 million, plus accrued interest, will be due on April 30, 2006. The Series D Debentures, which total $2.8 million, and bear interest annually at 8%, payable in kind, will mature December 31, 2006.

The Company received $0.4 million in May 2005, which represents the final payment of the proceeds from the sale of Pro-Bel.

The Company has a $2.5 million working capital line of credit with a U.S. bank which runs through April 14, 2006. The Company has the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. At September 30, 2005 and December 31, 2004 available borrowings on this basis were $2.0 million and $1.6 million, respectively. Interest will be payable at prime +1.5%, where prime is a minimum 4%, and we will be required to maintain certain levels of tangible net worth (as defined and determined in accordance with the credit agreement) and cash or availability of $0.5 million. As is usual and customary in such lending agreements, our agreement contains certain non-financial requirements such as required periodic reporting to the bank and various representations and warranties.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, according to our contingency plan so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

The long term success of the Company will be dependent on profitable operating results and the ability to raise additional capital should such additional capital be required. In the event the Company is unable to achieve expected goals of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

In the event of a significant downturn in sales, we have a contingent restructuring plan that recommends, in the event it is necessary, to reduce and/or defer spending in staffing, travel, trade shows, professional fees, equipment, and bonuses, among other items. However, there can be no assurance we would be able to execute the plans in adequate time to provide a significant immediate or short-term benefit and if implemented, it could have an adverse effect on our ability to conduct business.

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, will be sufficient to meet our cash needs through mid April 2006 if we are able to achieve our planned results of operations and retain availability of credit under our line. Our line of credit with our lender expires April 14, 2006. We will commence renewal discussions in the fourth quarter of 2005. The Company has Series C convertible debentures in the amount of $1.3 million that will mature on April 30, 2006. We believe we will be able to refinance the debt prior to its maturity. The Company is exploring the possibility of alternative sources of funds, should it appear they will be needed, which could include a private common or preferred equity placement, a debenture private placement, or a term loan in the fourth quarter of 2005 to first quarter of 2006. The amount of funds that the Company would seek in such a transaction has not been determined at this time but would take into consideration the Company's need for working capital and the $1.3 million of convertible debentures that will mature on April 30, 2006.

There can be no assurance we will be able to achieve our plan. Furthermore, there can be no assurance that our bank will permit us to borrow under our line of credit if we fail to meet financial covenants and other requirements of the agreement or that we will be able to raise additional capital, if needed. From the inception of our agreement with our U.S. bank and through June 30, 2005, the Company was in compliance with our covenants. However, as of July 31, 2005, the Company did not meet its tangible net worth requirement of $2 million by approximately $0.1 million, for which we obtained a waiver. Also at such time, the bank modified its agreement and reduced the tangible net worth requirements as stated in Note 6. The Company has been in compliance with its covenant for all months subsequent to this modification.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost for stock option grants is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. FAS No. 123R will be effective for the Company as of January 1, 2006.

Pursuant to authorization received from the Board of Directors, on February 3, 2005, the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. The Company accelerated these options in advance of the original July 1, 2005 effective date, and in anticipation of the detrimental earnings effect of SFAS 123R. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. Note 2 to the Company's consolidated financial statements presents the pro forma net income (loss) the Company would have recognized had compensation costs for the Company's incentive compensation plans been determined consistent with FAS No. 123. Also included in Note 2 is the financial effect of the Q1 2005 acceleration of such options.

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

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT
                  MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended September 30, 2005 and 2004, sales to foreign customers were 23% and 12% of total sales, respectively. For the nine month period ended September 30, 2005 and 2004, sales to foreign customers were 21% and 19%, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros or U.S. Dollars. The Company does not hedge any of its foreign currency exposure.

The net impact on earnings of foreign exchange transactions in the three month periods ended September 30, 2005 and 2004 were minimal. The net impact of foreign exchange transactions in the nine months ended September 30, 2005 and 2004 were a loss of $0.08 million and a gain of $0.08 million, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity (deficit).

Additionally, we are potentially exposed to interest rate risk with respect to borrowings, if any, under our line of credit which would carry a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate. Throughout 2004 and 2005, there was no outstanding indebtedness with variable interest rates. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings or cash flows.

Item 4.   CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2005. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHYRON CORPORATION
(Registrant)

November 10, 2005	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

November 10, 2005	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President