Form 10-K
period 2005-12-31
CHYRON CORP
filed 2006-03-31
CIK 20232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
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
Common Stock, par value $.01
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[x]
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes[x]      No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer[ ]	Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of voting stock held by non-affiliates of the Company on June 30, 2005 was $13,445,551. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 1, 2006 was 41,378,610.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 17, 2006 are incorporated by reference into Part III.

From time to time, including in this Annual Report on Form 10-K, we may publish "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 relating to such matters as anticipated financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. Although we believe that the expectations reflected in such "forward-looking statements" are reasonable, we can give no assurance that such expectations will prove to have been correct. Actual results could differ materially from our expectations. Information on significant potential risks and uncertainties not discussed herein may be found in our filings with the Securities and Exchange Commission. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ materially from the anticipated results or other expectations expressed in our "forward-looking statements." Factors that can cause or contribute to these differences include those described under the headings "Factors Affecting Future Results" and "Management's Discussion and Analysis of Financial Condition and Results of Operations." The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television ("DTV") and high definition television ("HDTV"), consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, our ability to successfully maintain the level of operating costs, and expansion into new markets.

PART I

ITEM 1. BUSINESS

General Information Regarding the Company

Chyron Corporation ("Chyron" or the "Company" or "we") was incorporated under the laws of the State of New York on April 8, 1966, under the name The Computer Exchange, Inc., which was changed to the present name on November 28, 1975. Our principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and our telephone number is (631) 845-2000.

On November 6, 2003, we completed the sale of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. The Pro-Bel division specialized in the development of routers and associated equipment enabling the management and delivery of high-bandwidth digital video, digital audio and other data signals. It also provided high-end transmission automation and media asset management solutions. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company is focused completely on the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers, and our ChyTV business unit, on products that address the video and digital signage markets. Consequently, for 2003, this segment has been eliminated and the Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation.

Overview

Chyron Corporation celebrates its 40th anniversary in 2006 and has been a leading supplier of graphics hardware and software to the television industry for over four decades. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. The Company's architecture is open and Windows®-based. Currently, Chyron designs the video "engine" that powers each product, writes software applications, assembles and tests components that make up the character generator ("CG") and clips and still server systems, and provides an experienced customer service team. Chyron's broadcast-quality products enable customers to:

  create online or offline, standard definition (SD)/high definition (HD) graphics containing text, logos and other 2D, 3D, Flipbook, movie and clips elements by applying special effects, animation, 3D transforming and multi-layer compositing, perform real-time playout of graphics without the necessity of time-consuming file conversion and/or platform changes,

  perform instant update of text and data using a variety of Chyron tools,

  manage clips, stills and other assets in a central storage location, making the assets network- and web-accessible,

  use Chyron Media Object Server ("MOS") newsroom integration to enable journalists and producers to quickly create and update graphics for immediate playout, and produce live-data tickers and crawls on dedicated systems.

Our broadcast products are intended to meet the myriad demands of analog and digital television, which include standard definition television and high definition television mandated by the United States Federal Communications Commission ("FCC"). The transition from analog to digital signals in the video and audio world has created a range of additional means to deliver video and audio content to the consumer, as well as innovations in storage and management of video and audio assets.

Our new video and digital signage products, based on our advanced video processing technology, provide a low-cost, informational/advertising video display which overlays a video source from TV, DVD, camera, etc. The target customers are establishments such as hospitals and medical offices, educational institutions, retailers, corporations, government, independent and franchised restaurants/sports bars, car dealerships, and others that display video to customers, employees or others.

From the time the Company introduced its first character generator in 1970, Chyron's graphics products have grown to become integral to television operations world-wide. Chyron offers a comprehensive experience in providing integrated, scalable real-time graphics solutions. Since the Company has established such a strong presence in the live, "on-air" television graphics segment, its customers have grown to include most major broadcast, cable, satellite and post-production facilities in the U.S. and Europe. Chyron has also made and continues to make inroads in Asia, South America and Australia. A small sampling of users includes ABC, CBS, ESPN, Fox News, CNN, Fox Sports, C-SPAN, Discovery, Weather Channel, Home Shopping Network, Comcast, DirecTV, Shop at Home, CourtTV, NBA, Turner Entertainment, CBC (Canada), BBC (UK), France 3, Korean Broadcast, YV Catalonia (Spain), and numerous local and regional stations. The Company is focused on leveraging and building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational and professional video market sectors.

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

Hardware Products

The Duet® Family: The Duet family is comprised of real-time, 2D/3D graphics platforms and systems that integrate a Windows® 2000 or Windows® XP front end with real-time video processing to provide exceptional performance for television graphics applications. It has become the digital replacement for the iNFiNiT!® family of products, which has accounted for almost 5,000 units placed worldwide. The Duet LEX is now our flagship CG system, in use by major local, regional and national facilities. Both ESPN and Fox Sports have standardized the Duet LEX as the CG of choice for all major sporting events. The new Duet HyperX is a multi-standard platform, providing both SD and HD within each channel without the necessity of a separate upgrade. Migration from SD to full HDTV is accomplished with just a mouse-click. Content may be created and played back in any of our supported standards. Duet employs Lyric, Chyron's on and off-line content creation and playout application, to compose messages and play content to air. The systems' open architecture has enabled us to provide a range of scalable, cost-effective Duet product solutions, from low-cost single-channel CGs to fully integrated multi-channel systems with clip playout.

XClyps: XClyps defines a new paradigm for graphics server technology and performance, with a revolutionary design that provides unprecedented quality and control over graphics playout. Serving the most demanding multi-format environments, XClyps can be configured with one or two completely independent, switchable HD/SD channels, each with synchronized video and key outputs. Advanced Wavelet compression provides high-capacity storage and flawless playout of channel branding, promos, snipes and DSK. XClyps can be easily integrated as a single system, or multiple XClyps systems can be networked. Built on .Net technology with 1000 BaseT interface, assets can be quickly transferred across the network. Thanks to a powerful application environment which provides unsurpassed flexibility, XClyps can be controlled remotely via Pro-Bel protocol and Harris (Louth) VDCP. Chyron is in the process of integrating Grass Valley® PbusII protocol as well.

DynaCrawl/DynaCrawl HD: Answering an audience demand for current, continuous information, Chyron's DynaCrawl can simultaneously generate two fully-animated news crawls/tickers and a time/temperature display. DynaCrawl automatically gathers, updates and displays user-selected data from a wide variety of news, weather, sports and financial services. The crawls, tickers and time/temperature displays are enhanced by dynamic transition effects such as roll, fade, flip, spin and "roll & crawl." An intuitive interface enables each crawl and ticker to be independently configured for font style, color, size, edge, background, crawl rate, etc., providing a look unique to a show, channel or network. Static or animated logos can be incorporated into the crawl/ticker display to reinforce channel branding. Because configurations can be saved, they can be easily applied to different shows. DynaCrawl's affordability makes it accessible to a wide range of broadcast facilities. DynaCrawl is available as an SD or HD system.

CAL Box/CAL Box HD: In addition to systems with ready-to-use software packages, Chyron offers a powerful, dedicated graphics platform for which custom applications can be created using Chyron's richly-featured CAL developer's tools, in a variety of development environments. CAL Box can generate and playout real-time, broadcast-quality graphics and can integrate with a wide variety of external devices and applications including automation, newsroom and asset management systems and web servers. Real-time data feeds can be connected to CAL's data update module, and continuous feeds of financial, news, sports or other information are automatically displayed in static or animated text, rolls and crawls. CAL's compound 3D animation engine provides built-in and custom data transition effects to create uniquely engaging displays such as interactive viewer feedback from Internet polls.

Chyron Aprisa® Clip/Stillstore Systems: Chyron's Aprisa family provides an extensive line of high-quality still store, clip store, clip/still store, video graphics server and SAN systems. These devices are used to provide moving backgrounds, "over-the-shoulder" shots for news, and stills (slides) for news and sports. Aprisa systems have sophisticated database functions to quickly search and retrieve thousands of images and clips, for instant recall or playout in sequence through internal or external playlists. Aprisa and Duet systems seamlessly integrate for a streamlined workflow, from creation to on-air playout.

CodiStrator SD and HD Telestration Systems: Further serving the live broadcast market is Chyron's CodiStrator systems. Available in SD or HD, these systems enable two commentators to illustrate over live video. A favorite of football commentators, CodiStrator features digital drawing, animated video stickers, logos, arrows, etc., to provide impact to live coverage.

ChyTV: In the race by businesses to attract and hold the attention of potential customers, new information distribution channels have developed, among them, digital signage. To take advantage of this exciting new advertising venue, Chyron has introduced, in January 2005, the ChyTV digital signage product line. Incorporating the advanced video processing technology driving our broadcast-quality systems, ChyTV provides low-cost, easy-to-use graphics for digital signage applications. By including features such as video squeezeback, video overlay, animations and sound effects, Chyron has essentially re-invented the video information display. With this product line, and fresh sales and distribution channels, Chyron is extending its reach into new markets. Our current target markets include entities such as hospitals, medical offices, educational institutions, retailers, corporations, government facilities, independent and franchised restaurants/sports bars, car dealerships, and others that display video to customers, employees or others.

ChyTV Plus: Based on the popular ChyTV Video Graphics Information Display system, it extends the product line to include S-video and component video inputs and outputs, serial and GPI control interfaces and both Ethernet and USB connectivity all in a rugged half rack unit chassis. Ideal for any professionally installed video messaging system, ChyTV Plus utilizes the same ChyTV Tools utilities to manage the projects and is completely compatible with existing

ChyTV units. The additional features enable more flexible system integration and enhanced video capabilities.

ChyAlert: Based on the ChyTV Video Graphics Information Display system, it is a unique product that adds Alert messages to any video source. It is a specialized video appliance designed specifically for automated and/or manual display of emergency and security alert graphic, text and audio in a video distribution display or CATV systems. As a self-contained device, ChyAlert integrates a video source along with a locally generated message. These messages can be standardized or customized for specific applications or situations. Dynamic text elements can be derived from secure data or updated in real-time, either locally or remotely. Secure software applications allow preset messages to be displayed or controlled by authorities to update and alter content.

ChyAlert-2CH: A two Channel Video Emergency and Security Alert System. This industrialized version of the ChyAlert single channel system and a member of the ChyTV Video Graphics Information Display product line, is optimized for use with MATV systems in government buildings, hotels, hospitals, transportation centers, universities and any public facility where television signals are widely distributed to all TVs and video displays.

Software Products

The Company's broadcast graphics systems operate primarily with two main programs: Lyric and CAL (Chyron Application Library), plus a number of third-party applications.

Lyric®: Lyric is a highly advanced graphics creation and playback application that is standard on every Duet system. Lyric is compatible with Windows® XP computers. Using Lyric, graphic artists can create brilliant, multi-layered 2D/3D graphics on a Duet system or offline, for later playout on a Duet. Content can be created in one location and transported by local area network ("LAN") or wide area network ("WAN") to another device or facility on the same network. Lyric uses standard Windows® network protocols and imports numerous standard file types, including legacy iNFiNiT!®, Quantel®, SGI®, as well as 3D and animation formats. Lyric features intuitive and agile operation, powerful flexibility, hardware transparency, and interoperability with many third-party graphics applications and technologies. Lyric was designed from inception to easily incorporate future advances in software and hardware.

The introduction in the first quarter of 2006 of the Lyric Pro option is poised to revolutionize graphics production and workflow. Based on Chyron's innovative interFuse Technology, this object-oriented technology provides unprecedented flexibility in graphics creation and live playout. Major features include: Intelligent Transitions that enhance live broadcast, by enabling playback of transition elements and messages in any order, at any time; live data update executed within transition; continually rendered static and animated graphics, allowing transitions to be executed at will; control of multiple scene graphs for support of complex, multi-layered animations (unique to Lyric Pro); persistent elements completely integrated with graphic animations; and advanced 3D texturing.

CAL: The Chyron Application Library is a powerful application programming interface ("API") used to create customized, real-time, high-quality broadcast graphics applications for Duet platforms or with Duet board-level products. For example, continuous data feeds of financial, news, sports or other information is easily transformed into rolls and crawls through CAL's data spooler. CAL's compound 3D animation engine provides built-in and custom data transition effects to create unique, eye-catching displays. CAL can be used to create graphics not only for Chyron's CAL Box, but for a wide variety of graphics systems. Chyron's third-party developer network creates and markets many specialized CAL applications to address a wide array of broadcast operations. CAL developers can join the Chyron Developer Network, participate in a supportive community of industry experts and receive access to new tools and an expanding base of CAL-created projects.

Newsroom Integration

Chyron MOS - Includes Chyron MOS Server and Chyron LUCI ActiveX Interface Installed on Newsroom Workstations:  Television newsroom operations depend on accurate and lightning-fast exchange of information and graphics among disparate computer systems and devices. MOS protocol enables Newsroom Computer Systems (NCS), Media Object Servers and devices such as CGs to exchange information, i.e. "talk to each other," using the industry-standard MOS protocol. With Chyron MOS integrated into a newsroom, journalists and producers can access a library of templates from their newsroom workstations, to quickly create and edit text and graphics via our LUCI ActiveX WYSIWYG interface. Chyron MOS' powerful asset management tools, search engine and visual browser make it easy to locate graphic templates and images. Completed pages are associated with a story, and then the stories are ordered by the Newsroom Computer System and sent to a Duet playlist for playout to air. Changes in the newsroom rundown are automatically and instantly reflected on the Duet output device ensuring a more streamlined and accurate newsroom production environment. Because journalists and producers are directly involved in the final output, there is far less opportunity for error, and they can quickly make last-minute changes without involving a graphic artist or Duet operator. In addition, as the graphics are based on existing, reusable templates created by graphic artists, Chyron MOS speeds the production of pages by eliminating the need for a graphic artist to create each page for a news broadcast. This frees artists for other tasks and increases output of the art department. Chyron also offers the Proximity Xenostore graphics server and Proximity Xenotrack graphics request application, which integrate seamlessly with Chyron MOS and provide an extra dimension of control over graphic storage, search and graphic creation in the MOS newsroom environment.

ISQ: iSQ (Intelligent Sequencer) offers a single control interface to manage playlists from multiple channels across multiple Chyron Playout devices. iSQ includes CueBoard, an intuitive panel to control up to 4 playlists within the iSQ application. The iSQ software consists of server software to be loaded on the playout devices and client software that can be used to both view and verify playlist content as well as playback control.

Sales and Marketing

We market our broadcast products and systems to traditional broadcast, production and post-production facilities, government agencies, educational institutions and telecommunications and corporate customers. In order to maintain and increase awareness of our products, we display at the major domestic and international trade shows of the broadcast and post production segments. In the U.S., we exhibit at the National Association of Broadcasters ("NAB") Convention and other smaller trade shows. We also exhibit at the International Broadcasters Convention ("IBC") in Europe and other smaller trade shows internationally. At these smaller shows, we exhibit either directly or in partnership with our dealers. Our digital signage products are exhibited at A/V shows and other venues which market to our target customers for these products.

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

Sales of our broadcast products in the U.S., U.K. and France are made through our direct sales personnel as well as dealers, independent representatives and systems integrators. Sales of our products outside of these geographic areas are made through dealers and sales representatives covering specific territories. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development teams. In 2005, we sold our products in over 30 countries around the world. Sales of our digital signage products are made largely through third-party dealers.

Service, Support and Training

For our broadcast products, we offer comprehensive technical service, support and training to our customers through 24-hours-per-day, seven-days-per-week, 52-weeks-per-year access to trained service and support professionals. Scalable and fixed duration training courses are also available. These training courses range from one day to one week and consist of a mix of classroom discussions and hands-on training. We offer training courses for many of our products at our Melville, NY headquarters, or at customer sites. Chyron has also made training available to a wider user base by offering WebEx® courses, in which users can participate in interactive, online instruction.

We provide our broadcast customers with installation assistance, hardware and software maintenance contracts and spare parts. We believe support contracts and a responsive spare parts supply facilitate customer satisfaction. We have also implemented WebEx to help customers fix problems and update software on their systems. By using this we can speed up repairs and cut costs by not having to send technicians on site. Service is provided both domestically and internationally by us or through our appointed dealers and representatives. We also provide sales and service support to our dealers.

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

Research and Development

Our research and product development has primarily been focused on the revitalization and extension of our core products. During 2005, 2004 and 2003, we spent approximately $2.9 million, $3.4 million and $2.7 million, respectively, for research and development for new and existing products.

Manufacturing

Our final assembly, system integration and test operations are located in Melville, NY. We primarily use third-party vendors to manufacture and supply all of the hardware components and sub-assemblies. The Company relies on a limited number of suppliers for major hardware components. We are continually reviewing product specifications in order to diversify the sourcing of critical components. With our open architecture, we use more "off-the-shelf" components than we have in the past. This not only permits us greater flexibility in sourcing of components, but provides better gross margins on our products through the attainment of lower costs through competitive sourcing and greater commonality of components among our products.

Customers

There are no customers that individually represent in excess of 10% of our consolidated revenues for 2005, 2004 or 2003.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products and significant price erosion are all features of the industry in which we operate. An FCC ruling requires U.S. broadcasters to utilize digital television ("DTV") transmission by 2009. If a similar requirement were to be imposed by other government agencies worldwide, it would require large future capital expenditures by the broadcast industry. Management believes the FCC's ruling has created an opportunity for us in the market place; however, our ability to capitalize on this opportunity in the past has been delayed due to slower-than-anticipated market acceptance and implementation of DTV transmission globally by broadcasters.

We are currently aware of several major and a number of smaller competitors. We believe our primary competitors are Avid Technologies, Inc., and their Pinnacle Systems subsidiary, Vizrt Ltd. and Harris Corp.'s Inscriber subsidiary. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which our Company does or may operate, are dominated by established vendors.

Patents and Proprietary Rights

All of our products are proprietary in that we have the exclusive right to manufacture them. We sell our products directly and through third-party dealers and agents under contractual arrangements with those third parties. Our success depends upon our ability to protect our proprietary intellectual property, technology and know-how and operate without infringing on the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as trade secret laws, copyright law, trademark law, patent law, contractual provisions, confidentiality agreements and certain technology and security measures.

Our registered trademarks are The Company The Whole World Watches, Chyron, Scribe, iNFiNiT!, MAX!>, MAXINE!, CODI, Duet, Chyron Care, Intelligent Interface, Intelligent Interface (I2), CMX, CMX AEGIS, CMX OMNI, HyperX, Newscrawl, Transform, Perfection of Image and Lyric. We also have rights in trademarks and service marks that are not federally registered. We do not have registered copyrights on any of our intellectual property.

We have been awarded two patents for our Duet architecture and our interactive TV authoring software application.

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

In addition, we are currently in the process of bringing our products into compliance with RoHS (Restriction of Hazardous Substances) regulations, which will be implemented in the European Union as of July 1, 2006.

Employees

As of December 31, 2005, we had 92 employees, comprised of 22 in sales and marketing, 26 in research and development, 13 in manufacturing and testing, 18 in customer support, service and training, and 13 in finance, management information systems and administration. None of these employees are represented by a labor union. We also contract consulting personnel for specific functions or expertise. The number of consultants fluctuates according to our requirements.

Where You Can Find More Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). These filings are not deemed to be incorporated by reference into this report. You may read and copy any documents filed by us at the Public Reference Section of the SEC, 450 Fifth Street, N.W., Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC's website at http://www.sec.gov.

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

ITEM 1A.  RISK FACTORS

Factors Affecting Future Results

We cannot assure you that we will reach continued profitability because we have a history of losses.

Our accumulated deficit as of December 31, 2005 was $0.6 million. We cannot assure you that we will achieve profitability in any future periods, and you should not rely on our historical revenue or our previous profitability as any indication of our future operating results or prospects. If we generate losses and do not generate sufficient cash, we will not have cash to maintain operations at current levels. In addition, we may need additional financing to sustain our operations in the future. There can be no assurance that additional financing will be available or if available that it will be on terms acceptable to us.

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

Factors that relate to our internal operations and could cause our operating results to fluctuate include:

  the need for continual, rapid new product introductions,

  changes in our product mix,

  our inability to adjust our fixed costs in the face of any declines in sales,

  successful execution of our strategy to develop and market products for the TV broadcasting markets, namely, character generators, graphics platforms, video clip and stillstore, software, media management and Chyron MOS newsroom integration, successful execution of our strategy to develop and market products for the digital signage market, including the ChyTV products,

  the quality and market acceptance of new products, and

  The timing and nature of selling and marketing expenses (such as trade shows and other promotions).

Factors that depend upon our suppliers and customers and could cause our operating results to fluctuate include:

  the timing of significant product orders, order cancellations and reschedulings,

  the availability of production capacity and fluctuations in the manufacturing yields at the facilities to which we subcontract our critical components,

  our ability and that of our suppliers to comply with RoHS regulations by July 1, 2006 (affecting European Union sales only),

  the cost of raw materials and manufacturing services from our suppliers, and the financial stability of our suppliers and customers.

Factors that are industry risks and could cause our operating results to fluctuate include:

  intense competitive pricing pressures,

  introductions of or enhancements to our competitors' products,

  the cyclical nature of the broadcast industry,

  economic conditions affecting our customers and us, and

  acceptance of our new line of products that address the non-broadcast, digital signage market.

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

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing Windows®-based, open platform products. Paradoxically, there is still widespread use of our highly successful and reliable iNFiNiT!, MAX!> and MAXINE! systems, based on 15-year-old technology, for which we continue to earmark resources to provide support. In addition, these legacy systems continue to compete, although to an increasingly smaller degree, with our Duet products. To answer this cannibalization and the increasing difficulty supporting these systems, we have launched a marketing campaign that provides attractive discounts for iNFiNiT! family customers to induce them to retire their systems and replace them with Duet systems. Started in Q4 2005, this campaign has already produced positive results. In addition, in order to concentrate customer service and technical support staff on our current product line, we have discontinued repair of iNFiNiT! family system boards, instead offering board replacements to those customers who need to keep their units in service. Board replacement is expected to end as of June 30, 2006.

Our future success depends on our ability to develop, introduce and successfully market new products, including Duet products that replaced and continue to replace our existing iNFiNiT!, MAX!> and MAXINE! product lines, as well as new software that runs on our systems. To date, we have been selling our Duet products in increasing quantities, and we must continue to increase our sales or our business will suffer. If any of the following occur, our business will be materially harmed:

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

In addition, it is possible that errors or failures may be found in our products. Such errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our competitive position. This could result in an increase in the inventory of our products. If we do not develop, on a timely basis, new products and enhancements to existing products, or correct errors should they arise, or if such new products or enhancements do not achieve market acceptance, then our business, financial condition and results of operations may suffer. Furthermore, the trend toward the use of open systems may cause price erosion in our products, create opportunities for new competitors, allow existing competitors enhanced opportunities and limit the sale of our proprietary systems.

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts.

To establish market acceptance of our products, we must dedicate significant resources to research and development, production, and sales and marketing. We experience a delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We record as expenses the costs related to the development of new products as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of our new product introductions in any period, and the level of acceptance gained by these products.

If the digital video market does not grow, we will be unable to increase our revenues.

Our future growth and success in our existing business lines will depend to a significant degree on the rate at which broadcasters and cable operators convert to digital video systems, and the rate at which digital video technology expands to additional market segments. Television broadcasters and cable television operators have historically relied on and utilized traditional analog technology. Although the acceptance of digital technology has gained significant momentum, the move from traditional analog technology to digital video technology continues to require a significant expense for television broadcasters and cable television operators. Accordingly, the use of digital video technology may not expand as quickly as anticipated among television broadcasters and cable television operators or into additional markets. If television broadcasters and cable television operators do not accept and implement digital video technology, or if the ruling of the FCC mandating these changes is repealed or amended, we may not be able to grow our existing business lines and our financial condition will suffer.

If our new digital signage products do not produce as expected, then there will be a negative impact on revenue and earnings.

Chyron has entered the digital signage market with its ChyTV display system, catering to a non-broadcast market segment. Our entrance into this niche is based on research results indicating that there is an increasing market for these products among customers such as hospitals and medical offices, educational institutions, government facilities, retailers, corporations, independent and franchised restaurants/sports bars, car dealerships, etc. This technology is based on our existing, advanced video processing technology, which places the

Company on firm ground with regard to the functionality of these types of products. Our success in this market has been growing, but we still must depend heavily on our A/V dealers to make new inroads.

Digital signage products are typically sold at low-cost. Because the target market differs markedly from the broadcast market, the sales and marketing strategy for this product line cannot be modeled on the sales and marketing structure currently in place for our broadcast products. The planned distribution channels do not, in the short term, involve brick-and-mortar, catalogue or online retail. Except for a small segment of sales, they also do not involve our direct sales force, as it is not cost-effective to deploy Chyron sales personnel whose efforts must remain focused on high-revenue broadcast products. As we go forward with our plan to establish a network of professional A/V dealers, we may be required to depend initially on an untested, fragmented pool of third-party dealers, and systems-integrators with varying commitment to ChyTV sales, who will likely be selling ChyTV as an ancillary product to a set of related or unrelated products and/or services. If these distribution channels do not produce as anticipated, then growth and revenue will not meet expectations.

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

As yet having an unquantified effect on Chyron, is Windows® Vista™, formerly referred to as Windows Longhorn, due for release in late 2006 or early 2007. Support for Windows Vista may require significant rewrite of Lyric, Chyron MOS and other code. The expanded accessibility to Windows® code and availability of software development tools provided with Vista could possibly open the door to competitors which could potentially claim a portion of our business.

The open platform environment has enabled our systems and software to integrate into facilities in a manner which was previously extremely unwieldy or never before possible with our proprietary systems. Because we have moved into an open environment, however, we are now exposed to the vagaries of individual systems or installations in which hardware and/or software may interfere with the operation of our software and systems, or be interfered with by our software and/or systems, and our systems face exposure to computer viruses. This risk is shared by our competitors as well. Commissioning our systems in these situations can consume time and resources beyond original estimates, and consequently, reduce our margins. We would sacrifice market share, however, if we did not continue to develop and exploit the advantages of open systems.

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

We may not be able to compete successfully against our current or future competitors. The markets for graphics imaging and editing products are competitive. These markets are characterized by constant technological change and evolving industry standards. The majority of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. In addition, certain vendors dominate certain product categories and market segments, on a region-by-region basis, in which we currently operate or may wish to operate in the future. As a result, our ability to compete and operate in these areas may be limited.

We anticipate increased competition from companies with which we currently compete and from companies that may enter our industry. We believe our primary competitors are Avid Technologies, Inc. and its Pinnacle Systems subsidiary, Vizrt Ltd. and Harris Corp.'s Inscriber subsidiary.

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

Aprisa is our range of SD stillstore, clipstore and digital disk recorder (DDR) system products, including the SSX, VCS and RePlay. Our Aprisa DDR software permits our Aprisa DDRs to operate as network entities and provides many of the features available in the Aprisa product line. Our Aprisa product line has represented 2%, 9% and 11% of revenues for the years ended December 31, 2005, 2004 and 2003, respectively. We purchase the software component of this product from Video Technics, Inc. ("VT"), a company in which we have a 20% ownership interest. VT is a small, privately held company whose financial success is partially dependent on the success of the Aprisa product line. There is no assurance that they will not face financial problems and not be able to meet its supply obligations.

We depend on a limited number of suppliers of surface mount components.

We depend on a limited number of contract manufacturers to produce surface mount components for our products. Our principal suppliers may experience unanticipated events that could inhibit their ability to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new surface mount components or transferring existing design and specifications to a new third-party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our components may increase if we are required to use a new third-party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

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

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain funding, users and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to viruses, break-ins, sabotage, acts of physical terrorism, intentional acts of vandalism, hacking, cyber-terrorism and similar misconduct. We do not have fully redundant systems or a formal disaster recovery plan, and we might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing customers or content providers and declines in stock values. If we suffer sustained or repeated interruptions, our products and services could be less attractive to our users and our business would be harmed.

In order to remain profitable, we will need to offset the general pattern of declines and fluctuations in the prices of our products.

The legacy iNFiNiT!, MAX!> and MAXINE! products sold at prices that were higher than the current Duet product line prices. With advances in technology and introduction of Windows®-based operating systems, we have to strive continuously to provide more performance and characteristics in our products at lower prices. We may not be able to do so successfully in the future, thus negatively affecting our performance.

We depend upon third-party dealers to market and sell our products and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

We employ independent, third-party dealers to market and sell a significant portion of our products. During 2005, 27% of our sales were made through our dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives that will be able to market, sell and support our products effectively.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products.

Sales to customers located outside the United States accounted for 21%, 21% and 9% of our total sales in 2005, 2004 and 2003, respectively. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

  managing foreign dealers and foreign customers, which may be state corporations or government agencies,

  staffing and managing foreign branch offices,

  political and economic instability,

  foreign currency exchange fluctuations,

  changes in tax laws, tariffs, environmental directives, freight rates and governmental royalties,

  timing and availability of export licenses,

  changes in laws and policies governing operations of foreign-based companies,

  inadequate protection of intellectual property rights in some countries,

  obtaining governmental approvals for certain products, and technical standards which may differ and/or be more stringent that those of the U.S., and would cause us to incur expenses associated with obtaining required certifications.

In 2005 we denominated sales of our products in foreign countries exclusively in U.S. dollars, British Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

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

Protection of intellectual property rights is crucial to our business, since that is how we keep others from copying innovations that are central to our existing and future products. Our success also depends, in part, upon our ability to operate without infringing upon the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as:

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

In the systems and software industries, companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. In the past we have been, and may from time to time continue to be, notified of claims that we may be infringing patents, copyrights or other intellectual property rights owned by third parties. Companies may pursue claims against us with respect to the alleged infringement of patents, copyrights or other intellectual property rights owned by third parties. In addition, litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third-party claims of invalidity. Any litigation could result in substantial costs and diversion of resources.

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

In recent years we effected a restructuring that involved reductions in staff and overhead, as well as reduced capital expenditures and discretionary spending, so as to reduce costs and expenses and reduce cash outflows in response to lower revenues. If sales decline, we could be forced to further reduce staff and other costs and expenses. Were this to occur, we may be unable to reduce personnel and other costs and expenses on a timely basis, which could have a material adverse effect on our business, financial condition and results of operations. In addition, further reductions in personnel and costs and expenses may adversely affect our ability to generate revenues.

We are uncertain of our ability to obtain additional financing or refinance existing obligations for our future needs, and liquidity issues have and may continue to increase our cost of capital.

At December 31, 2005, we had cash and cash equivalents of $2.3 million and working capital of $3.5 million. We also had repayment obligations on Series C and Series D Debentures of $4.0 million (excluding amounts that were deferred in accordance with SFAS No. 15) at December 31, 2005 of which $1.3 million was scheduled to mature on April 30, 2006 and $2.7 million will mature on December 31, 2007. On March 20, 2006, we used proceeds of $1.3 million from our new term loan to redeem the principal and interest due on the Series C

Debentures. This term loan is payable in twenty-four monthly installments of principal plus interest beginning March 2006.

The Company has a $1.5 million working capital line of credit from a U.S. bank which extends through April 13, 2008. The Company will have the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. We believe that cash on hand, net cash expected to be generated in the business, and availability under our line of credit, will be sufficient to meet our needs if we are able to achieve our planned results of operations. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products, respond to competitive pressures and satisfy our existing and any new obligations that may arise. If we fail to meet our financial covenants under our line of credit agreement, our bank could choose to not lend to us. Additional financing may not be available on terms favorable to us, or at all. Capital is critical to our business, and our ability to raise capital in the event that losses use our available cash would have a material adverse effect on our business.

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

We generated approximately 4.9% of our 2005 revenues from hardware and software service agreements sold to our customers. The customary term of such agreements is one year. In order to maintain our customer relations, we may need to support customers' products beyond their useful life, which may require us to expend significant resources. It is possible that our products, current and prospective, will not provide sufficient customer satisfaction and require inordinate and expensive service support for each product category, beyond the level planned in the service agreements in place. That, by itself, would increase our expenses and make these service agreements unprofitable. In addition, customers who purchase service agreements and experience problems may be disinclined to renew their service agreements in subsequent years, hence affecting the revenues generated from service agreements.

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

Any unplanned increase of our warranty periods would increase our costs and reduce our profitability. Because of the attendant contingent liabilities, it is possible that our warranty reserve would have to be increased, further affecting our operating results.

If a new law or regulation is created pertaining to the telecommunications and television industries, it could cause our customers to suffer and impede our ability to increase profits.

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

Our officers, directors and 5% or more stockholders, together control approximately 33% (as of March 1, 2006) of our issued and outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products introduced by us or our competitors and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2003 through March 1, 2006, the closing price of our common stock has ranged between $0.15 and $0.80. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock. In addition, our common stock is traded on the OTC Bulletin Board. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2005, there were 10.2 million potentially dilutive shares that would be issuable if all debentures, including interest paid in kind, were converted and all outstanding common stock options were exercised. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

Various provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and in New York corporate law may discourage, delay or prevent a change in control or takeover attempt of our Company by a third-party which is opposed to by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

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

Our common stock trades on the OTC Bulletin Board and it experiences lower trading volumes than many stocks listed on a national exchange, and therefore it may be difficult for an investor to sell the shares and to realize any return on an investment in our common stock. Because our common stock lacks public market research analyst coverage, it is more difficult to obtain reliable information about its value or the extent of risks to which the investment is exposed. Even if a liquid market for the shares of our common stock exists in the future, there can be no assurance that the securities could be transferred at or above the price paid. The price of our common stock may fall against the investor's interests, and the investor may get back less than he or she invested.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the fourth quarter of the year ended December 31, 2005, there were no matters submitted to a vote of the Chyron shareholders through the solicitation of proxies or otherwise.

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

Price Range of Common Stock

	High	Low
Year ended December 31, 2005
Fourth quarter	$0.65	$0.35
Third quarter	0.55	0.37
Second quarter	0.45	0.29
First quarter	0.55	0.36

Year ended December 31, 2004
Fourth quarter	$0.66	$0.41
Third quarter	0.62	0.41
Second quarter	0.80	0.42
First quarter	0.62	0.31

On March 1, 2006, the closing price of our common stock as reported on the OTC Bulletin Board was $0.60 and the approximate number of holders of record of our common stock was 4,900.

We have not declared or paid any cash dividends since November 27, 1989. We currently plan to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. In addition, under the credit agreement with our lender, we are not permitted to pay any dividends without their consent.

At December 31, 2005, the Company had outstanding $1.3 million of Series C Debentures that were scheduled to mature on April 30, 2006 and were able to be converted into common stock at a per share conversion price of $1.50. On March 20, 2006, we used the proceeds from our new term loan to redeem the principal and interest due on the Series C Debentures of $1.3 million. At December 31, 2005 we had outstanding $2.7 million of Series D Debentures that mature on December 31, 2007 and can be converted into common stock at a per share conversion price of $0.65.

The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in footnote 11 of the Consolidated

Financial Statements for the year ended December 31, 2005 appearing in this Annual Report on Form 10-K.

ITEM 6. SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. Statement of Operations Data for 2001-2003 has been restated to reflect the operations of Chyron UK Holdings Limited and its operating subsidiary, Pro-Bel Limited, as a discontinued operation.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2005	2004	2003	2002	2001
Statement of Operations Data:
Net sales	$25,129	$23,238	$19,369	$21,063	$19,076
Goodwill impairment, restructuring
and unusual charges					8,570
Income (loss) from continuing
operations	706	305	(1,944)	(2,083)	(24,424)
Net income (loss)	706	305	(393)	(3,044)	(33,667)

Net income (loss) per share
- basic and diluted:
Continuing operations	$0.02	$0.01	$(0.05)	$(0.05)	$(0.62)
Discontinued operations			0.04	(0.03)	(0.24)
	$0.02	$0.01	$(0.01)	$(0.08)	$(0.86)
Weighted average number of
shares outstanding:
Basic	41,350	40,770	39,688	39,564	39,352
Diluted	41,774	41,375	39,688	39,564	39,352

	As of December 31,
	2005	2004	2003	2002	2001
Balance Sheet Data:
Cash and cash equivalents	$2,331	$2,855	$6,968	$ 2,217	$ 4,342
Working capital	3,464	3,773	7,957	2,441	4,366
Total assets	10,378	10,305	14,175	27,987	33,899
Long-term obligations	4,716	5,868	10,622	14,367	16,027
Shareholders' (deficit) equity	(593)	(1,321)	(1,581)	(2,363)	313

SELECTED QUARTERLY DATA

(Dollars in thousands except per share amounts)

				Per Share of
		Gross	Net Income	Common Stock
	Net Sales	Profit	(Loss)	Basic	Diluted
2005
First Quarter	$ 5,975	$ 3,499	$(276)	$(0.01)	$(0.01)
Second Quarter	5,782	3,786	(169)	(0.00)	(0.00)
Third Quarter	6,564	3,940	456	0.01	0.01
Fourth Quarter	6,808	4,358	695	0.02	0.02
	$25,129	$15,583	$ 706	$ 0.02	$ 0.02

2004
First Quarter	$5,760	$3,518	$326	$0.01	$0.01
Second Quarter	4,852	2,994	(444)	(0.01)	(0.01)
Third Quarter	6,292	3,788	326	0.01	0.01
Fourth Quarter	6,334	3,189	97	0.00	0.00
	$23,238	$13,489	$305	$0.01	$0.01

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, revenue recognition, investments, intangible assets, income taxes, financing, operations, warranty obligations, restructuring costs, healthcare costs and retirement benefits, forecasts of 2006 results, contingency plans, cash requirements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors. These include, but are not limited to, pricing pressures, customer requirements, supply issues, manufacturing performance, product development and general market conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

On November 6, 2003, we completed the sale of the entire issued share capital of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. In effect, this eliminated the entire operations of the signal distribution and automation segment and only the graphics business remains. Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. Discussion of 2003 results have been restated to reflect this segment as a discontinued operation.

Critical Accounting Policies and Estimates

Management believes the following critical accounting policies, among others, comprise the more significant judgments and estimates used in the preparation of our consolidated financial statements. These critical accounting policies and estimates have been discussed with our audit committee and the audit committee has reviewed the disclosures relating to such matters.

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances and/or the deferral of revenue may be required.

We provide for the estimated cost of product warranties at the time revenue is recognized. While we engage in extensive product quality programs and processes, including actively monitoring and evaluating the quality of our component suppliers, our warranty obligation is affected by product failure rates, material usage and service delivery costs incurred in correcting a product failure. Should actual product failure rates, material usage or service delivery costs differ from our estimates, revisions to the estimated warranty liability may be required. In 2005, we increased our warranty reserve by $0.17 million as a result of instituting new control mechanisms to more precisely track warranty experience.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized based primarily on projected future taxable income and the reversals of existing temporary differences. Additionally, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period this determination was made.

Pension expense for the defined benefit pension plan and the determination of future pension obligations are determined based upon a number of actuarial assumptions. The assumptions are based on historical rates of inflation and investment performance, target asset allocations and projected rates of compensation increase. These assumptions are reviewed annually by the Company with input from our actuaries and investment advisors. In the event that actual results differ from the actuarial assumptions, the funded status of the defined benefit plan may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.

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

Revenue from product sales is recognized when title has passed (usually at the time the product is shipped to the customer) and there are no unfulfilled Company obligations that affect the customer's final acceptance of the arrangement. Revenue from one-time charge licensed software is recognized at the inception of the license term because no post contract support or upgrades or enhancements are included with the purchase of a license and all other revenue recognition criteria are met.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from maintenance contracts is recognized ratably over the contractual period.

At times, we may enter into transactions that include a combination of products and services (multiple element arrangements). In these instances we use vendor-specific objective evidence ("VSOE") of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. VSOE of fair value is established by the price charged when that element is sold separately.

Approximately 27%, 32% and 28% of 2005, 2004 and 2003 consolidated revenues, respectively, were made to dealers and system integrators (collectively, "dealers"). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales. Revenues for the year ended December 31, 2005 were $25.1 million, an increase of $1.9 million, or 8% from the $23.2 million reported for the year ended December 31, 2004. Revenues derived from U.S. customers were $19.8 million in 2005 as compared to $18.3 million in 2004. Revenues derived from international customers were $5.3 million in 2005 and $4.9 million in 2004. Revenues in 2005 have been enhanced by the introduction in late 2004 of the Duet HyperX systems, which can be configured as HD, SD or a combination of both, offering a highly flexible and scalable migration path to high definition broadcasting. Consequently, this increase in revenues has resulted from an increase in overall volume from the sales of the Duet HyperX systems and which also carry a higher selling price. Also contributing to the growth in 2005 is the greater realization of sales in international markets, most notably Asia and South America as we continue to enhance our sales and marketing efforts outside of the

U.S. Sales of our new microcasting and digital displays product line accounted for $0.5 million of 2005 revenues.

Gross Profit. Gross margins for the year ended December 31, 2005 and 2004, were 62% and 58%, respectively. Approximately 3% of the improvement is due to lower material costs driven by new technology and the interchangeability of raw material components across our product lines that enable us to procure materials in greater quantities and at lower costs. Another 2% of the improvement is due to product mix as our older products are replaced with newer, more advanced systems that carry higher margins. These improvements were offset by a charge of $0.17 million resulting from an increase in our warranty reserve which had the effect of reducing gross margins in 2005 by 1%. The Company believes this charge was prudent based on the accumulation of improved historical data regarding warranty experience.

Selling, General and Administrative Expenses. Selling, general and administrative (SG&A) expenses increased by $1.9 million, to $11.9 million in 2005 compared to $10.0 million in 2004. The primary reason contributing to the increase in SG&A expenses were increased operating expenses related to the new ChyTV product line of $1.1 million. Other increases were $0.2 million for consulting related to system upgrades, $0.2 million related to increased cost of employee benefits, $0.1 million for consulting services for Sarbanes-Oxley compliance, severance costs of $0.1 million, $0.1 million of trade show costs and $0.1 million of other selling expenses, including the costs of overseas sales offices. We expect that a higher level of spending relative to the operating expenses of the ChyTV product line will be required in 2006 to achieve our plan revenues for this product line.

Research and Development Expenses. Research and development (R&D) costs in 2005 of $2.9 million decreased by $0.5 million compared to 2004 costs of $3.4 million. Reductions in spending in 2005 are attributable to lower project material costs, reduced services performed by outside consultants and lower personnel costs.

Interest income and expense. Interest expense in 2005 approximated $0.2 million as compared to $0.4 million in 2004. This is a direct result of the combination of lower borrowings and lower interest rates on the underlying debt instruments. In the fourth quarter of 2003 and first quarter of 2004, we closed on two exchange offers which resulted in the retirement of approximately $6 million of Series A and B debentures, with the balance exchanged for Series C and D debentures which carry a lower rate of interest. Furthermore, approximately $1.3 million of Series C debentures were retired in March 2005.

Interest income increased by $0.03 million primarily as a result of interest earned on cash balances that are invested overnight.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Income (Expense)
	2005	2004
Gain on sale of equity securities		$224
Foreign exchange transaction gain (loss)	$(94)	192
Subrental income	60	34
Contingent payment on sale of land		96
Other	21	22
	$(13)	$568

In the first quarter of 2004, we sold our remaining investment in equity securities and realized a gain of $0.2 million. Also in 2004, we received an additional contingent payment of $0.09 million for a parcel of land in the U.K. that was sold in 2002.

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

Interest income increased by $0.05 million as a result of interest earned on a note receivable from a company that was sold in 1998.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Income (Expense)
	2004	2003
Gain on extinguishment of debt	-	$ 579
Gain on sale of equity securities	$ 224	63
Write down of marketable security	-	(211)
Foreign exchange transaction gain	192	44
Write down of Trilogy	-	(624)
Subrental income	34	-
Contingent payment on sale of land	96	-
Other	22	(1)
	$ 568	$(150)

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

During the quarter ended September 30, 2003, the Company determined that its remaining investment in, and a note receivable from Trilogy was at risk and fully reserved for such assets. This resulted in a charge of approximately $0.6 million and was recorded in the third quarter of 2003.

On November 6, 2003, we completed the sale of Chyron UK Holdings Limited, including its operating subsidiary, Pro-Bel Limited. The Pro-Bel division specialized in the development of routers and associated equipment enabling the management and delivery of high bandwidth digital video, digital audio and other data signals. It also provided high-end transmission automation and media asset management solutions. In effect, this eliminated the entire operations of the Signal Distribution and Automation segment and only the Graphics Division remains. As a result, the Company is focused completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. Statements of Operations and Cash Flows for 2003 have been restated to reflect this segment as a discontinued operation.

Liquidity and Capital Resources

At December 31, 2005, we had cash on hand of $2.3 million and working capital of $3.5 million.

During 2005, net cash of $0.5 million was provided by operations and $1.3 million was used to retire a portion of our Series C Debentures. The cash from operations was driven primarily by the net income, adjusted for non-cash charges, offset by an increase in receivables from sales that were realized late in the year.

In March 2005, we amended the Series C Debentures such that half of the principal and accrued interest at March 31, 2005 which totaled $1.3 million, became due and payable on that date. The maturity date for the remaining principal and interest on the Series C Debentures which totaled $1.3 million at December 31, 2005 was extended to April 30, 2006. On March 20, 2006, we used the proceeds from our new term loan to redeem the remaining principal and accrued interest of $1.3 million.

On November 30, 2005, we amended the Series D Debentures such that the maturity date was extended from December 31, 2006 to December 31, 2007 and effective December 1, 2005, interest shall no longer be payable in kind, but will be payable in cash on the first business day in January 2006, for interest attributable to December 2005, and thereafter on the first business day following each calendar quarter, until maturity. The Series D Debentures total $2.8 million at December 31, 2005, and bear interest at 8%.

Chyron's contractual obligations as of December 31, 2005, are as follows (in thousands):

	Payments Due by Period
		Less Than	One to
Contractual Obligations	Total	One Year	Three Years

Series C Debentures (1)	$1,345	$1,345
Series D Debentures (2)	3,108	177	$2,931
Pension obligations	2,048	558	1,490
Purchase commitments for inventory	368	368	-
Capital lease obligations	76	15	61
Operating lease obligations	1,540	424	1,116
Total	$8,485	$2,887	$5,598

(1) Represents actual debt obligation and accrued interest through maturity. On March 20, 2006, we redeemed the balance due with the proceeds from our new term loan which will be payable in 24 equal monthly installments.

(2) Represents actual debt obligation and interest through maturity. Does not include any amounts that were deferred in accordance with SFAS No. 15.

The Company received $0.4 million in May 2005, which represented the final payment of the proceeds from the sale of Pro-Bel.

On March 1, 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The agreement also provides for a $1.5 million term loan which the Company drew down on March 20, 2006 in the amount of $1.3 million in order to redeem the Series C Debentures. The term loan will be payable in twenty-four equal installments plus interest at Prime + 1.75%. The Company will be required to maintain cash or availability of $1 million and minimum cumulative EBITDA as follows (2007 and future levels will be determined in late 2006 or early 2007):

Q1 2006	$100,000
Q2 2006	(250,000)
Q3 2006	125,000
Q4 2006	775,000

As is usual and customary in such lending agreements, our agreement contains certain non-financial requirements such as required periodic reporting to the bank and various representations and warranties.

At December 31, 2005 and 2004, available borrowings under the then existing lines of credit were $2.5 million and $2.0 million, respectively.

At July 31, 2005, the Company did not meet its tangible net worth requirement (as defined in the then existing agreement) of $2 million by approximately $0.1 million, for which we obtained a waiver. The Company was in compliance with its covenants for all other periods under its agreements, as modified with this lender. Throughout 2004 and 2005 there was no outstanding indebtedness under this line of credit or with any financial institution.

We provide graphics products to the broadcast industry for use in digital television. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

The long term success of the Company will be dependent on maintaining profitable operating results and the ability to raise additional capital should such additional capital be required. In the event the Company is unable to achieve expected goals of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, will be sufficient to meet our cash needs if we are able to achieve our planned results of operations and retain availability of credit under our lending agreement.

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

Industry Transition to Digital Standards

Conversion to a digital standard in the U.S., and similar standards internationally, will produce an opportunity to appropriately positioned companies involved in the broadcast industry and related business; however, this change has caused uncertainty, hesitation and indecision for some broadcasters and other customers in their decisions on capital spending. The delay in capital spending by some broadcasters has affected the level of our sales. The method and timing of broadcasters' conversion to digital television is very important to our future operating results.

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment" ("FAS123(R)"). FAS123(R) supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS123(R), compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. FAS123(R) will be effective for the Company as of January 1, 2006.

Pursuant to authorization received from the Board of Directors, on February 3, 2005, the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. These options were originally scheduled to vest in equal increments at the end of each of the first, second and third years following their grant date. The Company accelerated these options in advance of the effective date of, and in anticipation of the detrimental earnings effect of FAS123(R). The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. The financial effect in the first quarter of 2005 was to accelerate the proforma compensation expense by $0.7 million and thereby avoid recording compensation expense of $0.29 million in 2006 and $0.15 million in 2007 that would have been required once FAS123(R) is implemented. We will adopt FAS123(R) effective January 1, 2006 and we will continue to use the Black-Scholes option pricing model to estimate the fair value of stock options granted subsequent to the date of adoption. The Company's Incentive Compensation Plan provides for the grant of various types of stock-based incentive awards, including options to purchase common stock, stock appreciation rights and restricted stock. The types and mix of stock-based incentive awards are evaluated on an ongoing basis and may vary based on management's overall strategy regarding compensation, including consideration of the impact of the expensing of stock option awards on our results of operations subsequent to the adoption of FAS123(R). Based on current analyses and information, we expect that the combination of expensing stock options upon adoption of FAS123(R) in 2006 will result in additional expense of approximately $0.4 million on a full year basis.

Our Common Stock in 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make discretionary matching contributions of up to 20% of the first 10% of the compensation contributed by a participant. The Company has the option of making the matching contribution in cash or through the issuance of new previously unissued shares of Company stock. The cost associated with the Company's matching contribution was $0.07 million in each of the years ended December 31, 2005, 2004 and 2003. A participant in the plan has 11 investment choices. One of these is our common stock, which participants may freely trade during non-restricted trading periods.

Transactions with Related Parties

During late 1998 and 1999, we raised $7.7 million through the issuance of Series A and Series B 8% Subordinated Convertible Debentures ("Series A and Series B Debentures"), to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A Debentures, which totaled $1.2 million, paid interest quarterly and were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. Under the original terms, the Series B Debentures, which totaled $6.5 million, were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. Interest was payable quarterly and may be paid by increasing the amount of principal owed thereunder.

On December 17, 2001, the terms of the existing Series A and Series B Debentures were amended to extend the maturity date of the Series A and B Debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option. On February 28, 2002, our Board of Directors resolved to pay interest on the Series A and Series B Debentures only in the form of additional debentures. Interest expense attributable to Series A and B Debentures totaled $0.09 million and $1.2 million in 2004 and 2003, respectively.

In connection with the amendment to the Series A and Series B Debentures, we issued warrants to holders of the amended Series A and Series B Debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The fair value of the warrants of $0.13 million was reflected as a discount to the related obligation, and was amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During 2004 and 2003 amortization expense was $0.04 million. As of December 31, 2004, all warrants have been exercised in cash and cashless transactions. As a result, an additional 477,082 shares were issued which generated $0.1 million in cash.

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

On February 27, 2004, we closed on a second exchange offer whereby Series A and B Debentures of $8.7 million ($8.8 million at January 31, 2004, including accrued paid in kind interest) were exchanged for $3.8 million in cash, and $2.3 million for new Series C Subordinated Convertible Debentures ("Series C Debentures") and $2.3 million for new Series D Subordinated Convertible Debentures ("Series D Debentures"). In accordance with SFAS No. 15, no gain will be recorded on this transaction. Rather, interest expense will be adjusted prospectively in a manner to create a constant effective rate of approximately 3%. The Series C Debentures bear interest annually at 7%, payable in kind and can be converted to common stock at a per share conversion price of $1.50. In March 2005, all holders of the Company's Series C Debentures agreed to an amendment to the Series C Debentures that resulted in payment by the Company on March 31, 2005, of a total of $1.26 million (including $0.1 million of accrued interest), representing 50% of their principal and accrued interest balance on March 31, 2005. The remaining principal and interest on the Series C Debentures was scheduled to mature on April 30, 2006. However, on March 20, 2006, we used proceeds of $1.3 million from our new term loan to redeem the balance of principal and interest on our Series C Debentures. The Series D Debentures, bear interest annually at 8%, which was payable in kind when originally issued, and can be converted to common stock at a per share conversion price of $0.65. On November 30, 2005, we amended the Series D debentures such that the maturity date was extended from December 31, 2006 to December 31, 2007 and effective December 1, 2005, interest shall no longer be payable in kind, but will be payable in cash on the first business day in January 2006, for interest attributable to December 2005, and thereafter on the first business day following each calendar quarter, until maturity. In 2005 and 2004, interest expense attributable to Series C and D Debentures totaled $0.2 million.

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.2 million, $0.2 million and $0.3 million during 2005, 2004 and 2003, respectively.

We have a 20% ownership in Video Technics, a company from which we purchase certain software products. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $0.4 million, $0.8 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sales of Aprisa products represented 2%, 9% and 11% of sales in 2005, 2004 and 2003, respectively. The balance owed to Video Technics for purchases was $0.04 million and $0.1 million at December 31, 2005 and 2004, respectively.

Beginning in 2001 and ending in February 2003, when he became the President and Chief Executive Officer of the Company, Mr. Michael Wellesley-Wesley, then a member of our board of directors, was paid $15,000 monthly for consulting services, and was provided the use of a company-leased automobile, for exploring strategic alternatives for the Company. During 2003, the cost of these consulting services approximated $0.03 million.

Mr. Henderson, a current Director and the Company's President and Chief Executive Officer until February 2003, was paid fees of $0.04 million in 2003, plus expenses, for consulting services in exploring strategic alternatives for the Company subsequent to his resignation.

In September 2004, Dr. Donald Greenberg, a Director, was awarded immediately vested, non-qualified stock options, with an exercise price of $0.48 per share, to purchase 50,000 shares of our common stock. We awarded these options as compensation for services rendered for providing advice relating to technology affecting our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the years ended December 31, 2005, 2004 and 2003, sales to foreign customers were 21%, 21% and 9% of total sales, respectively. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars. The net impact of foreign exchange transactions were a loss of $0.09 and gains of $0.19 million and $0.04 million for the years ended December 31, 2005, 2004 and 2003, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss.

Additionally, we are potentially exposed to interest rate risk with respect to any bank debt which would carry a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate. At December 31, 2005 and throughout 2005, there was no outstanding indebtedness with variable interest rates. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings or cash flows.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:	Page

Report of BDO Seidman, LLP, Independent Registered Public
Accounting Firm	44

Report of PricewaterhouseCoopers LLP, Independent Registered
Public Accounting Firm	45

Consolidated Balance Sheets at December 31, 2005 and 2004	46

Consolidated Statements of Operations for the Years Ended December 31, 2005,
2004 and 2003	47

Consolidated Statements of Cash Flows for the Years Ended December 31, 2005,
2004 and 2003	48

Consolidated Statements of Shareholders' (Deficit) Equity for the Years
Ended December 31, 2005, 2004 and 2003	49

Notes to the Consolidated Financial Statements	50

Financial Statement Schedule:

II - Valuation and Qualifying Accounts	74

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Chyron Corporation

We have audited the accompanying consolidated balance sheet of Chyron Corporation as of December 31, 2005 and the related consolidated statements of operations, shareholders' (deficit) equity, and cash flows for the year then ended. We have also audited the schedule listed in the accompanying index for the year ended December 31, 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chyron Corporation at December 31, 2005, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the year ended December 31, 2005.

/s/ BDO Seidman, LLP

Melville, New York

March 1, 2006, except for Note 18, which is as of March 20, 2006

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Chyron Corporation:

In our opinion, the accompanying consolidated balance sheet as of December 31, 2004 and the related consolidated statements of operations, shareholders' (deficit) equity and cash flows for each of the two years in the period ended December 31, 2004 present fairly, in all material respects, the financial position of Chyron Corporation and its subsidiaries at December 31, 2004, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the years ended December 31, 2004 and 2003, listed in the Index in Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Melville, New York
March 31, 2005

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,
Assets	2005	2004
Current assets:
Cash and cash equivalents	$ 2,331	$ 2,855
Accounts receivable, net	4,613	3,388
Inventories, net	2,492	2,570
Prepaid expenses and other current assets	283	718
Total current assets	9,719	9,531

Property and equipment, net	653	745
Other assets	6	29
TOTAL ASSETS	$10,378	$10,305

Liabilities and Shareholders' Deficit
Current liabilities:
Accounts payable and accrued expenses	$ 3,318	$ 3,215
Convertible debentures	1,326	1,239
Deferred revenue	1,038	934
Pension liability	558	362
Capital lease obligations	15	8
Total current liabilities	6,255	5,758

Convertible debentures	2,793	3,979
Pension liability	1,490	1,664
Other liabilities	433	225
Total liabilities	10,971	11,626

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 41,378,610 and 41,326,016
at December 31, 2005 and 2004, respectively	414	413
Additional paid-in capital	71,989	71,968
Accumulated deficit	(72,995)	(73,701)
Accumulated other comprehensive loss	(1)	(1)
Total shareholders' deficit	(593)	(1,321)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 10,378	$ 10,305

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
	Year Ended December 31,
	2005	2004	2003

Net sales	$25,129	$23,238	$19,369
Cost of products sold	9,546	9,749	8,367
Gross profit	15,583	13,489	11,002

Operating expenses:
Selling, general and administrative	11,884	10,028	8,102
Research and development	2,867	3,357	2,663

Total operating expenses	14,751	13,385	10,765

Operating income	832	104	237

Interest expense	(219)	(441)	(2,052)
Interest income	106	74	21
Other income (expense), net	(13)	568	(150)

Income (loss) from continuing operations	706	305	(1,944)

Discontinued operations:
Loss from discontinued operations			(1,048)
Gain on sale from disposition of discontinued operations			2,599

Net income (loss)	$ 706	$ 305	$ (393)

Net income (loss) per share - basic and diluted
Continuing operations	$ 0.02	$ 0.01	$ (0.05)
Discontinued operations			0.04
Net income (loss) per share - basic and diluted	$ 0.02	$ 0.01	$ (0.01)

Weighted average shares used in computing net income
(loss) per share:
Basic	41,350	40,770	39,688
Diluted	41,774	41,375	39,688

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)
	Year Ended December 31,
	2005	2004	2003
CASH FLOWS FROM OPERATING ACTIVITIES:			Revised - See Note 1
Net income (loss)	$ 706	$305	$(393)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Income from discontinued operations, net			(1,551)
Depreciation and amortization	371	328	588
(Gain) loss on sale of investments and asset write down		(225)	560
Non-cash settlement of interest liability	160	291	1,190
Gain on debt extinguishment			(579)
Other	83	194	610
Changes in operating assets and liabilities:
Accounts receivable	(1,225)	66	553
Inventories	50	(906)	942
Prepaid expenses and other assets	(10)	(94)	(801)
Accounts payable and accrued expenses	103	(460)	(324)
Deferred revenue	420	129	(78)
Other liabilities	(145)	(329)	177
Net cash provided by (used in) operating activities	513	(701)	894

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection and proceeds from sale of subsidiary, net	428	415	10,294
Proceeds from sale of investments		289	83
Acquisition of property and equipment	(197)	(443)	(155)
Decrease in restricted cash			1,000
Net cash provided by investing activities	231	261	11,222

CASH FLOWS FROM FINANCING ACTIVITIES:
Payments on term loan			(1,350)
Payments on revolving credit agreements, net			(2,311)
Payments on convertible debentures	(1,260)	(3,791)	(3,682)
Proceeds from exercise of options and warrants	5	130
Payments of capital lease obligations	(13)	(12)	(16)
Net cash used in financing activities	(1,268)	(3,673)	(7,359)

CASH FLOWS FROM DISCONTINUED OPERATIONS:
Operating activities			48
Investing activities			(52)
Financing activities			998
Net cash provided by discontinued operations			994

Change in cash and cash equivalents	(524)	(4,113)	5,751
Cash and cash equivalents at beginning of year	2,855	6,968	1,217
Cash and cash equivalents at end of year	$ 2,331	$ 2,855	$ 6,968

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 27	$ 145	$ 469

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' (DEFICIT) EQUITY

(In thousands)

					Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	Deficit	Income(loss)	Total

Balance at January 1, 2003	39,564	$ 396	$71,453	$(73,613)	$ (599)	$(2,363)

Net loss				(393)		(393)

Cumulative translation adjustment					378	378

Unrealized gain on available for sale
securities					444	444

Total comprehensive income						429

Shares issued in connection with debt
redemption and extinguishment	901	9	272			281

Shares issued to 401K Plan	223	2	70			72

Balance at December 31, 2003	40,688	407	71,795	(74,006)	223	(1,581)

Net income				305		305

Cumulative translation adjustment					(1)	(1)

Unrealized loss on available for sale
securities					(223)	(223)

Total comprehensive income						81

Shares issued upon exercise of stock
options and warrants	549	5	133			138

Shares issued to 401K plan	89	1	40			41

Balance at December 31, 2004	41,326	413	71,968	(73,701)	(1)	(1,321)

Net income and comprehensive income				706		706

Shares issued upon exercise of stock
options and warrants	17		5			5

Shares issued to 401K plan	35	1	16			17

Balance at December 31, 2005	41,378	$ 414	$71,989	$(72,995)	$ (1)	$ (593)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. In January 2005, Chyron introduced the ChyTV product line providing low-cost, easy to use graphics for microcasting and digital signage applications.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, allowances for doubtful accounts and reserves for warranty and incurred but not reported ("IBNR") health insurance claims. Actual results could differ from those estimates.

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

Marketable Securities

We account for our investments in accordance with the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." This standard requires that certain debt and equity securities be adjusted to market value at the end of each accounting period. Management determines the appropriate classification of marketable securities at the time of purchase and reevaluates such designation as of each balance sheet date. Unrealized gains and losses are reported as a separate component of comprehensive income or loss, net of tax. Realized gains and losses on sales of investments, as determined by the specific identification method, are included in the Consolidated Statements of Operations. At December 31, 2005 and 2004, the Company did not own any securities covered by SFAS No. 115.

Accounts Payable

A benefit of $0.2 million was realized in the third quarter of 2005 from the reversal of old accounts payable relating to discontinued product lines and businesses, that were no longer deemed to be payable. This had the impact of reducing third quarter and annual selling, general and administrative expenses by $0.2 million.

Self Insurance

The Company is self-insured for healthcare costs up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

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

Revenue from product sales is recognized when title has passed (usually at the time the product is shipped to the customer) and there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Revenue from one-time charge licensed software is recognized at the inception of the license term because no post contract support or upgrades or enhancements are included with the purchase of a license and all other revenue recognition criteria are met.

Revenue from time and material service contracts is recognized as the services are provided. Revenue from maintenance contracts, which approximated 4.9% of our 2005 revenues, is recognized ratably over the contractual period.

At times, we may enter into transactions that include a combination of products and services (multiple element arrangements). In these instances we use vendor-specific objective evidence ("VSOE") of fair value to allocate revenue to the elements and recognize revenue when the criteria for revenue recognition have been met for each element. VSOE of fair value is established by the price charged when that element is sold separately.

Approximately 27%, 32% and 28% of 2005, 2004 and 2003 consolidated revenues, respectively, were made to dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as a component of cost of products sold.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.26 million in 2005, $0.13 million in 2004 and $0.05 million in 2003.

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

Foreign Currencies

Assets and liabilities of our foreign subsidiaries, which are of immaterial amounts, are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2005, 2004 and 2003 were a loss of $0.09 million, and gains of $0.19 million and $0.04 million, respectively.

Net Income (Loss) Per Share

We report our net income (loss) per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate earnings per share are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Basic weighted average shares outstanding	41,350	40,770	39,688
Effect of dilutive stock options	424	340
Effect of dilutive warrants		265
Diluted weighted average shares outstanding	41,774	41,375	39,688

Weighted average shares which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive
Stock options	4,733	3,672	4,245
Convertible debentures	4,989	5,233	13,009
Warrants	73	953	1,256
	9,795	9,858	18,510

As of December 31, 2005, all previously outstanding warrants have expired.

Stock-Based Compensation Plans

We account for our stock compensation plans in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations, which requires that compensation cost be recognized on the date of grant for stock options issued based on the difference, if any, between the fair market value of our stock and the exercise price. Under this intrinsic value method prescribed under APB 25 there was no compensation expense recognized for the years ended December 31, 2005, 2004 and 2003. We have adopted the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," as amended by SFAS 148, which allows entities to continue to apply the provisions of APB 25 for transactions with employees and provides pro-forma earnings disclosures for employee stock grants as if the fair value based method of accounting in SFAS No. 123 had been applied to these stock grants. The following table illustrates the effect on net income (loss) and net income (loss) per share if the fair value method had been applied (in thousands except per share amounts):

	Year Ended December 31,
	2005	2004	2003
Net income (loss), as reported	$ 706	$ 305	$ (393)
Deduct: Total stock-based employee compensation
expense determined under fair value based method	(819)	(242)	(50)
Proforma net income (loss)	$(113)	$ 63	$ (443)
Net income (loss) per share - basic and diluted:
As reported	$ 0.02	$ 0.01	$(0.01)
Proforma	$(0.00)	$ 0.00	$(0.01)

Recent Accounting Pronouncements

In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment" ("FAS123(R)"). FAS123(R) supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148 and related interpretations. Under FAS123(R), compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. FAS123(R) will be effective for the Company as of January 1, 2006. Based on current analyses and information, we expect that the combination of expensing stock options upon adoption of FAS123(R) in 2006 will result in additional expense of approximately $0.4 million on a full year basis.

Revisions

We have revised our 2003 consolidated statement of cash flows to separately disclose the operating, investing and financing portions of the cash flows attributable to our discontinued operations. We had previously reported these amounts on a combined basis.

2. DISCONTINUED OPERATIONS

On November 6, 2003, Chyron Corporation completed the sale of the entire issued share capital of its wholly owned subsidiary, Chyron UK Holdings Limited (Chyron UK Holdings), including its operating subsidiary, Pro-Bel Limited, pursuant to the terms of a sale and purchase agreement. In effect, this eliminated the entire operations of the signal distribution and automation segment and only the graphics business remains. As a result, the Company became focused completely on its core-competency, the development of real-time graphics solutions for its worldwide professional video and TV broadcast customers. The gross proceeds were approximately $15.3 million, before the required settlement of Pro-Bel bank obligations of approximately $3.4 million and related transaction costs of approximately $1.4 million. This resulted in net proceeds of $10.5 million, of which $0.3 million was paid in April 2005 (included in other current assets at December 31, 2004), $0.4 million was paid in the first quarter of 2004, pending the final valuation of net assets sold, and the balance of $9.8 million was paid in cash at closing. The Company realized a gain on sale of $2.6 million that was recorded in the fourth quarter of 2003.

Consequently, this segment has been eliminated and the operating results are reported as discontinued operations. The 2003 Statements of Operations and Cash Flows have been restated to reflect this segment as a discontinued operation. Following is the 2003 Statement of Operations for the discontinued operations through November 6, 2003 (in thousands):

Net sales	$17,389
Cost of sales	8,006
9,383
Operating expenses:
Selling, general and administrative	8,608
Research and development	1,771
Total operating expenses	10,379
Operating loss	(996)
Interest expense	(161)
Other income	109
Loss from discontinued operations	$(1,048)

3. MARKETABLE SECURITIES

During the first quarter of 2003, we evaluated our investment in equity securities of Vizrt Ltd. Due to market values that were below our cost for a period of time, we determined that the decline in market value was other than temporary and wrote this security down to its then fair value. Accordingly, an impairment loss of $0.2 million, which is included in other expense, was charged to earnings in the first quarter of 2003.

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

4. INTANGIBLE ASSETS

In November 2000, we purchased a 20% interest in Video Technics, Inc. ("Video Technics"), which develops software for the Chyron Aprisa Clip/Stillstore systems. The purchase price consisted of $0.5 million in cash and $0.6 million in stock (300,000 shares) accounted for based on the stock price two days before and two days after the announcement. The investment is accounted for under the equity method of accounting. At December 31, 2005 and 2004, the recorded value of our investment was zero and consequently, our statement of operations does not reflect 20% of Video Technics operating profit or loss.

The excess of the aggregate purchase price over the fair market value of net assets acquired, of approximately $1.1 million, was ascribed to an exclusive sales and marketing agreement and was amortized over three years pursuant to Statement of Financial Accounting Standards No. 142 "Goodwill and Intangible Assets." Amortization of this intangible approximated $0.25 million in 2003. As of December 31, 2003, the asset was fully amortized.

5. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.58 million and $0.56 million at December 31, 2005 and 2004, respectively. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2005 and 2004, receivables included approximately $1.0 million and $1.3 million, respectively, due from foreign customers.

Bad debt expense amounted to zero in 2005 and 2004, and $0.1 million in 2003. We record an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible and an additional allowance based on historical experience and management's assessment of the general financial conditions affecting our customer base. We also evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or insurance) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

6. INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2005	2004
Finished goods	$ 540	$ 777
Work-in-progress	329	466
Raw material	1,623	1,327
	$2,492	$2,570

7. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2005	2004
Machinery and equipment	$6,086	$5,991
Furniture and fixtures	1,136	1,037
Leasehold improvements	556	471
	7,778	7,499
Less: Accumulated depreciation
and amortization	7,125	6,754
	$ 653	$ 745

Depreciation expense, which includes amortization of assets under capital lease, was $0.4 million, $0.3 million and $0.3 million in 2005, 2004 and 2003, respectively.

8. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2005	2004
Accounts payable	$1,635	$1,872
Accrued salaries, wages and vacation pay	905	947
Accrued warranty (Note 14)	223	50
Other	555	346
	$3,318	$3,215

Included in other accrued expenses at December 31, 2005 and 2004 is $0.2 million related to the Company's estimate of incurred, but not reported, healthcare claims.

9. CREDIT FACILITY

At December 31, 2005, the Company had a $2.5 million working capital line of credit with a U.S. bank which extended through April 14, 2006. Under the agreement, the Company had the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest was payable at prime +1.5% and we were required to maintain certain levels of tangible net worth (as defined in the then existing agreement) and cash or availability of $0.5 million. At December 31, 2005 and 2004, available borrowings under the then existing lines of credit were $2.5 million and $2.0 million respectively. At July 31, 2005, the Company did not meet its tangible net worth requirement (as defined in the then existing agreement) of $2 million by approximately $0.1 million, for which we obtained a waiver. The Company was in compliance with its covenants for all other periods under its agreements, as modified with this lender. Throughout 2004 and 2005 there was no outstanding indebtedness under this line of credit or with any financial institution.

On March 1, 2006, the Company amended its lending agreement to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The agreement also provides for a $1.5 million term loan which the Company drew down on March 20, 2006 in the amount of $1.3 million in order to redeem the Series C Debentures (see Note 10). The term loan will be payable in twenty-four equal installments plus interest at Prime + 1.75%. The Company will be required to maintain cash or availability of $1 million and minimum cumulative EBITDA as follows (2007 and future levels will be determined in late 2006 or early 2007):

Q1 2006	$100,000
Q2 2006	(250,000)
Q3 2006	125,000
Q4 2006	775,000

As is usual and customary in such lending agreements, the agreement contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends, without their consent.

10. SUBORDINATED CONVERTIBLE DEBENTURES

	December 31,
	2005	2004
Series C Convertible Debentures	$1,326	$2,478
Series D Convertible Debentures	2,793	2,740
	$4,119	$5,218

During late 1998 and 1999, we raised $7.7 million through the issuance of Series A and Series B 8% Subordinated Convertible Debentures ("Series A and Series B Debentures"), to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series A Debentures, which totaled $1.2 million, paid interest quarterly and were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $2.466 per share. Under the original terms, the Series B Debentures, which totaled $6.5 million, were convertible, at any time, at the option of the holders thereof, into common stock of the Company at a conversion price of $1.625 per share. Interest was payable quarterly and may be paid by increasing the amount of principal owed thereunder.

On December 17, 2001, the terms of the existing Series A and Series B Debentures were amended to extend the maturity date of the Series A and B Debentures from December 31, 2003 to December 31, 2004, increase the interest rate from 8% to 12%, and provide that until December 31, 2004, interest may be paid in the form of additional debentures, or in cash, at our sole option. On February 28, 2002, our Board of Directors resolved to pay interest on the Series A and Series B Debentures only in the form of additional debentures. Interest expense attributable to Series A and B Debentures totaled $0.09 million and $1.2 million in 2004 and 2003, respectively.

In connection with the amendment to the Series A and Series B Debentures, we issued warrants to holders of the amended Series A and Series B Debentures to purchase an aggregate of 861,027 shares of common stock of the Company at an exercise price equal to $0.35 per share. The fair value of the warrants of $0.13 million was reflected as a discount to the related obligation, and was amortized as additional interest expense over the life of the debenture. The warrants were valued using the Black-Scholes pricing model using the closing market price and the risk-free interest rate on their issue date. During 2004 and 2003 amortization expense was $0.04 million. As of December 31, 2004, all of these warrants have been exercised in cash and cashless transactions. As a result, an additional 477,082 shares were issued which generated $0.1 million in cash.

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

On February 27, 2004, we closed on a second exchange offer whereby Series A and B Debentures of $8.7 million ($8.8 million at January 31, 2004, including accrued paid in kind interest) were exchanged for $3.8 million in cash, and $2.3 million for new Series C Subordinated Convertible Debentures ("Series C Debentures") and $2.3 million for new Series D Subordinated Convertible Debentures ("Series D Debentures"). In accordance with SFAS No. 15, no gain was recorded on this transaction. Rather, interest expense was adjusted prospectively in a manner to create a constant effective rate of approximately 3%. The Series C Debentures bear interest annually at 7%, payable in kind and can be converted to common stock at a per share conversion price of $1.50. In March 2005, all holders of the Company's Series C Debentures agreed to an amendment to the Series C Debentures that resulted in payment by the Company on March 31, 2005, of a total of $1.26 million (including $0.1 million of accrued interest), representing 50% of their principal and accrued interest balance on March 31, 2005. The remaining principal and interest on the Series C Debentures was scheduled to mature on April 30, 2006. However, on March 20, 2006, we used the proceeds of $1.3 million from our new term loan to redeem the remaining Series C principal and interest (see Note 9). The Series D Debentures, bear interest annually at 8%, which was payable in kind when originally issued, and can be converted to common stock at a per share conversion price of $0.65. On November 30, 2005, we amended the Series D Debentures such that the maturity date was extended from December 31, 2006 to December 31, 2007 and effective December 1, 2005, interest shall no longer be payable in kind, but will be payable in cash on the first business day in January 2006 for interest attributable to December 2005, and thereafter on the first business day following each calendar quarter, until maturity. In 2005 and 2004, interest expense attributable to Series C and D Debentures totaled $0.2 million.

11. LONG-TERM INCENTIVE PLAN

Incentive awards are provided to employees under the terms of our 1999 Incentive Compensation Plan. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of our board of directors. The Plan is administered by a committee, designated by the board, to determine the time and circumstances under which an employee option may be exercised. Generally, options vest 1/3 each year, are fully vested three years from grant date and have a term of ten years. At December 31, 2005, there were 1.8 million shares available to be granted under the Plan.

Transactions involving stock options are summarized as follows (thousands of shares):

			Weighted
		Range of	Average
	Stock Options	Exercise Price	Exercise Price
	Outstanding	Per Share	Per Share	Exercisable

Balance at January1, 2003	4,783	$0.26 - 16.13	$1.33	2,911
Granted	575	0.16 - 0.51	0.30
Exercised	(3)	0.26 - 0.32	0.30
Canceled and forfeited	(2,167)	0.26 - 5.88	1.32
Balance at December 31, 2003	3,188	0.16 - 16.13	1.16	2,388
Granted	2,112	0.42 - 0.67	0.60
Exercised	(72)	0.27 - 0.35	0.30
Canceled and forfeited	(291)	0.20 - 5.38	0.97
Balance at December 31, 2004	4,937	0.16 - 16.13	0.94	2,546
Granted	924	0.34 - 0.47	0.39
Exercised	(17)	0.27 - 0.35	0.28
Canceled and forfeited	(596)	0.27 - 5.63	1.04
Balance at December 31, 2005	5,248	0.16 - 16.13	0.84	4,363

The following table summarizes information concerning currently outstanding and exercisable stock options (thousands of shares):

	Options Outstanding			Options Exercisable
Range of		Average	Weighted		Weighted
Exercise Price	Options	Life	Average Price	Options	Average Price

$0.00 - 0.50	2,708	8.2	$0.37	1,823	$0.38
0.51 - 1.00	1,757	7.5	0.64	1,757	0.64
1.01 - 2.00	150	3.5	1.75	150	1.75
2.01 - 3.00	469	3.7	2.22	469	2.22
3.01 - 4.00	111	3.9	3.45	111	3.45
4.01 - 5.00	17	1.6	4.50	17	4.50
5.01 - 6.00	6	1.1	5.51	6	5.51
9.01 - 10.00	3.1		9.38	3	9.38
12.01 - 13.00	3.7		12.75	3	12.75
16.01 - 17.00	24.6		16.13	24	16.13
	5,248			4,363

If we had elected to recognize compensation expense based upon the fair values at the grant date for awards under this plan consistent with the methodology prescribed by SFAS No. 123, the effect on our net income (loss) and net income (loss) per share has been illustrated in our footnote entitled "Summary of Significant Accounting Policies." The pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period for purposes of future pro forma disclosures, and additional options may be granted in future years. The fair value of these options was estimated at the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for 2005, 2004 and 2003: dividend yield of 0%; expected volatility of

95.9% in 2005, 108.1% in 2004, and 125.0% in 2003 and expected life of 4 years. The weighted average risk free interest rates for 2005, 2004 and 2003 were 3.85%, 3.48% and 2.88%, respectively. Using these assumptions, the weighted average grant date fair value of options granted during 2005, 2004 and 2003 was $0.26, $0.44 and $0.24, respectively.

Pursuant to authorization received from the Board of Directors, on February 3, 2005 the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. These options were originally scheduled to vest in equal increments at the end of each of the first, second and third years following their grant date. The Company accelerated these options in advance of the effective date of, and in anticipation of the detrimental earnings effect of FAS123(R), which was issued in December 2004. FAS123(R) will require that beginning January 1, 2006, the Company record as compensation expense, in its statement of operations, the value of employee stock options. Until the Company commences accounting for stock options under FAS123(R) in the first quarter of 2006, the Company has continued its practice of accounting for stock options in accordance with the provisions of APB 25. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense for these options in its statement of operations in future years when these options were originally scheduled to vest. The financial effect in the first quarter of 2005 was to accelerate the proforma compensation expense by $0.7 million and thereby avoid recording compensation expense of $0.29 million in 2006 and $0.15 million in 2007 that would have been required once FAS123(R) is implemented in January 2006. As a result of the acceleration of vesting, options to purchase 1,503,939 shares of the Company's common stock became immediately exercisable. The following table summarizes the accelerated stock options:

Exercise	Number of Option Shares Accelerated from
Price	Original Vesting in
	2005	2006	2007	Total
$0.67	0	400,611	400,611	801,222
0.62	73,333	73,333	73,334	220,000
0.51	0	1,500	1,500	3,000
0.48	159,905	159,906	159,906	479,717
	233,238	635,350	635,351	1,503,939

12. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$17,059	$19,879
Capital loss carryforwards	4,973	4,972
Inventory	2,255	2,246
Fixed assets and capitalized software	1,035	1,314
Other liabilities	997	860
Accounts receivable and other assets	685	698
	27,004	29,969

Deferred tax valuation allowance	27,004	29,969
	$ 0	$ 0

At December 31, 2005, we had U.S. net operating loss carryforwards ("NOLs") of approximately $50 million expiring between the years 2006 through 2024.

Our net deferred tax assets include substantial amounts of net operating loss carryforwards. Inability to generate taxable income within the carryforward period would affect the ultimate realization of such assets. Consequently, management determined that sufficient uncertainty exists regarding the realization of these assets and established a full valuation allowance.

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2005		2004		2003
	Amount	%	Amount	%	Amount	%
Federal income tax benefit
at statutory rate	$ 240	34.0	$ 104	34.0	$ (134)	(34.0)
Permanent differences	(7)	(1.0)	37	12.1	5	1.2
International rate differences	0	0.0	(2)	(0.8)	5,457	1,387.8
Effect of valuation allowance of
deferred tax assets	(233)	(33.0)	(139)	(45.3)	(5,337)	(1,357.0)
Other, net	0		0	0.0	9	2.0
	$ 0	0.0	$ 0	0.0	$ 0	0.0

13. BENEFIT PLANS

Chyron has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. Pension expense is actuarially determined using the projected unit credit method. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA). During 2006, we expect to contribute $0.6 million for the 2005 and 2006 plan years, based on these funding requirements. In addition, in 2006, the Company intends to pay all plan expenses, as permitted by ERISA, whereas in 2005 and 2004 certain expenses were paid by the plan. Furthermore, subject to cash flow levels, it is the Company's intention to make additional contributions to the plan to reduce the unfunded liability. We use a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2005	2004
Reconciliation of projected benefit obligation:
Obligation at January 1	$3,342	$2,788
Service cost	383	296
Interest cost	189	169
Actuarial losses	310	355
Benefit payments	(55)	(266)
Obligation at December 31	$4,169	$3,342

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$1,635	$1,215
Actual return on plan assets	43	60
Employer contributions	362	626
Benefit payments	(55)	(266)
Fair value of plan assets at December 31	$1,985	$1,635

Funded Status:
Funded status at December 31	$(2,184)	$(1,707)
Unrecognized prior-service cost	(273)	(307)
Unrecognized gain (loss)	409	(12)
Net amount recognized	$(2,048)	$(2,026)

	2005	2004	2003
Components of net periodic pension cost:
Service cost	$383	$296	$285
Interest cost	189	169	146
Expected return on plan assets	(154)	(125)	(109)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of prior gain		(9)	(56)
Net periodic benefit cost	$384	$297	$232

	2005	2004	2003
Weighted-average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	5.5%	6.0%	6.75%
Expected long term return on plan assets	8.5%	8.5%	8.5%
Rate of compensation increase	4.0%	4.0%	4.0%

Weighted-average assumptions used to
determine pension benefit obligation
as of December 31:
Discount rate	5.5%	5.5%	6.0%
Rate of compensation increase	4.0%	4.0%	4.0%

The assumed expected long-term rate of return on plan assets is an estimate based on our plan investment guidelines which specify our strategic asset allocation, historical performance for the various asset classes in our strategic allocation, and our expectations for long-term rates of return for these various asset classes. We recognize that market performance varies and that our assumed expected long-term rate of return may not be meaningful during some periods. We re-evaluate our assumed expected long-term rate of return on plan assets annually using market studies prepared by our plan investment manager and through discussions with our plan actuary. Based on this, we select that return which we believe best reflects a reasonable expected return on funds invested and to be invested to provide for the benefits included in the projected benefit obligation. This assumption is reviewed annually. The overall investment objective for the pension plan investments portfolio is to achieve the highest level of return with the least amount of risk. The real return objective of the total portfolio is the anticipated rate of inflation as measured by the CPI + 4.5%. Our target allocation for 2006 and actual pension plan asset allocations at December 31, 2005 and 2004 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2006	2005	2004
Equity securities	55-35%	50%	46%
Debt securities	40-50%	38	39
Cash and cash equivalents	5-15%	12	15

The accumulated benefit obligation was $3.23 million and $2.66 million at December 31, 2005 and 2004, respectively.

The following table presents estimated future benefit payments over the next ten years (in thousands):

2006	$ 50
2007	55
2008	73
2009	117
2010	113
2011 to 2015	823

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary matching contributions of up to 20% of the first 10% of the compensation contributed by a participant. The Company has the option of making the matching contributions in cash or through the issuance of new previously unissued shares of Company stock. The charge to earnings for the cost of the matching contributions was $0.07 million in each of 2005, 2004 and 2003. Employees will vest in the matching contributions in equal increments annually over three years.

We also have several U.K. employees that are provided with pension benefits through the Chyron International Corporation Group Personal Pension Plan (the "CIC Pension Plan") which was established upon the sale of Pro-Bel. Under the CIC Pension Plan, each member has an individual account within the defined contribution plan and the Company contributes monthly an amount equal to a percentage of his/her salary, currently ranging from 8% to 16.7%.

14. PRODUCT WARRANTY

We provide product warranties for our various products, typically for one year. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the sale is recognized. We established our reserve based on such historical data, taking into consideration specific product information. In late 2004, the Company instituted new control mechanisms to more precisely track warranty experience and we believe we have accumulated accurate data of warranty costs which enabled us to develop a more reasonable basis for establishing warranty reserves. As a result, we increased our warranty reserve in 2005 by $0.17 million. The following table sets forth the movement in the warranty reserve (in thousands):

	2005	2004	2003

Balance at beginning of period	$ 50	$ 50	$ 50
Accruals	396	183	182
Warranty services provided	(223)	(183)	(182)
	$ 223	$ 50	$ 50

15. COMMITMENTS AND CONTINGENCIES

At December 31, 2005, we were obligated under operating and capital leases, expiring at various dates through 2009, covering facility space and equipment as follows (in thousands):

	Operating	Capital

2006	$424	$15
2007	434	19
2008	451	22
2009	231	20

The operating leases contain provisions for escalations and for facility maintenance. Total rent expense was $0.44 million, $0.39 million and $0.48 million for 2005, 2004 and 2003, respectively.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. Had all such key and other covered employees been terminated at December 31, 2005, the estimated total severance would have approximated $1.5 million.

At December 31, 2005, we had firm purchase commitments for inventory components of $0.4 million that will come due in the first quarter of 2006.

We, from time to time, are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

16. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.2 million, $0.2 million and $0.3 million during 2005, 2004 and 2003, respectively.

We have a 20% ownership in Video Technics, a company from which we purchase certain software products. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $0.4 million, $0.8 million and $0.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Sales of Aprisa products represented 2%, 9% and 11% of sales in 2005, 2004 and 2003, respectively. The balance owed to Video Technics for purchases was $0.04 million and $0.1 million at December 31, 2005 and 2004, respectively.

Beginning in 2001 and ending in February 2003, when he became the President and Chief Executive Officer of the Company, Mr. Michael Wellesley-Wesley, then a member of our board of directors, was paid $15,000 monthly for consulting services, and was provided the use of a company-leased automobile, for exploring strategic alternatives for the Company. During 2003, the cost of these consulting services approximated $0.03 million.

Mr. Henderson, a current Director and the Company's President and Chief Executive Officer until February 2003, was paid fees of $0.04 million in 2003, plus expenses, for consulting services in exploring strategic alternatives for the Company subsequent to his resignation.

In September 2004, Dr. Donald Greenberg, a Director, was awarded immediately vested, non-qualified stock options, with an exercise price of $0.48 per share, to purchase 50,000 shares of our common stock. We awarded these options as compensation for services rendered for providing advice relating to technology affecting our products.

17. GEOGRAPHIC INFORMATION

The details of the Company's geographic sales are as follows (in thousands):

	2005	2004	2003
Revenues from external customers:
United States	$19,761	$18,308	$17,529
Europe	3,139	3,562	1,466
Rest of world	2,229	1,368	374
	$25,129	$23,238	$19,369

18. SUBSEQUENT EVENTS

On March 1, 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. The revolver will mature on April 13, 2008. The agreement also provides for a $1.5 million term loan which the Company drew down on March 20, 2006 in the amount of $1.3 million in order to redeem the Series C Debentures (see Notes 9 and 10).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

On September 13, 2005, the Company retained the services of BDO Seidman, LLP as its new independent accountant, replacing PricewaterhouseCoopers LLP, to audit the Company's financial statements.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective as of December 31, 2005. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information called for herein will be presented under the captions ELECTION OF THE BOARD OF DIRECTORS and SECTION 16(a) REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act by April 28, 2006, in connection with the 2006 annual meeting of stockholders of Chyron ("Proxy Statement"), and is incorporated herein by reference in response to this item.

We have adopted a written code of ethics for senior financial officers which is included as Exhibit 14 to this report. The Company will provide to any person, without charge, a copy of such code of ethics, upon written request to: Ms. Margaret Roed, Chyron Corporation, 5 Hub Drive, Melville, NY 11747.

ITEM 11. EXECUTIVE COMPENSATION

The information called for herein will be presented under the captions EXECUTIVE COMPENSATION AND OTHER INFORMATION, STOCK PERFORMANCE CHART, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION and COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION in our Proxy Statement, and is incorporated herein by reference in response to this item.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1) Financial Statements

See index to Consolidated Financial Statements on page 43.

(2) Financial Statement Schedule

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 15(d) found on page 74.

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2005, 2004 and 2003.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

(3) Financial Statement Exhibits

See list of exhibits to the Financial Statements in Section (c) below.

(c)	Exhibits	Note

3.	Articles of Incorporation and By-Laws.
(a)	Restated Certificate of Incorporation of Chyron Corporation	(1)
(b)	Amended and Restated By-Laws of Chyron Corporation,
	adopted October 28, 1998	(4)
(c)	Amendment of Certificate of Incorporation of Chyron Corporation,
	adopted January 24, 1997	(3)

4.	Instruments defining rights of security holders, including debentures.
(a)	Form of 8% Subordinated Convertible Debenture Due
	December 31, 2003	(4)
(b)	Form of Subscription Agreement and Investment Representation for the
	purchase of the 8% Subordinated Convertible Debenture Due
	December 31, 2003	(4)
(c)	Form of 8% Series B Subordinated Convertible Debenture Due
	December 31, 2003	(5)
(d)	Form of Subscription Agreement and Investment Representation for the
	purchase of the 8% Series B Subordinated Convertible Debenture Due
	December 31, 2003	(5)

(e)	Form of 12% Senior Subordinated Convertible Note Due
	December 31, 2003	(6)
(f)	Form of Subscription, Subordination and Registration Rights Agreement
	for the purchase of the 12% Senior Subordinated Convertible Notes Due
	December 31, 2003	(6)
(g)	Form of Series A 12% Subordinated Convertible Debenture Due
	December 31, 2004	(6)
(h)	Form of Series B 12% Subordinated Convertible Debenture Due
	December 31, 2004	(6)
(i)	Form of Amendment to the 8% Subordinated Convertible Debentures
	Due December 31, 2003 and the Series B 8% Subordinated Convertible
	Debentures Due December 31, 2003	(6)
(j)	Form of Common Stock Purchase Warrant, Issued on
	December 17, 2001	(6)
(k)	Notice of Amendment of each of the 12% Senior Subordinated Convertible
	Notes Due December 31, 2003, Series A 12% Subordinated Convertible
	Debentures Due December 31, 2004 and Series B 12% Subordinated
	Convertible Debentures Due December 31, 2004, Dated March 11, 2002	(6)
(l)	Form of Series C 7% Subordinated Convertible Debenture Due
	December 31, 2005	(8)
(m)	Form of Series D 8% Subordinated Convertible Debenture Due
	December 31, 2006	(8)
(n)	Amendment to Series C 7% Subordinated Convertible Debentures
	dated March 22, 2005	(12)
(o)	Amendment to Series D 8% Subordinated Convertible Debentures
	dated November 30, 2005	(14)

10.	Material Contracts.
(a)	Indemnification Agreement between Chyron Corporation and
	Donald P. Greenberg dated November 19, 1996	(3)
(b)	Indemnification Agreement between Chyron Corporation and
	Roger Henderson dated November 19, 1996	(3)
(c)	Indemnification Agreement between Chyron Corporation and
	Christopher R. Kelly dated July 18, 2002	(7)
(d)	Indemnification Agreement between Chyron Corporation and
	Wesley W. Lang, Jr. dated November 19, 1996	(3)
(e)	Indemnification Agreement between Chyron Corporation and
	Eugene M. Weber dated November 19, 1996	(3)
(f)	Indemnification Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated November 19, 1996	(3)
(g)	Indemnification Agreement between Chyron Corporation and
	Jerry Kieliszak dated July 18, 2002	(7)
(h)	Indemnification Agreement between Chyron Corporation and
	Kevin Prince dated October 1, 2004	(9)

(i)	Indemnification Agreement between Chyron Corporation and
	Richard Hajdu dated October 1, 2004	(9)
(j)	Indemnification Agreement between Chyron Corporation and Jerry Kieliszak,
	Trustee, Chyron Corporation 401(k) Plan, effective March 1, 2002	(7)
(k)	Indemnification Agreement between Jerry Kieliszak, Trustee, and
	Chyron Corporation Employees' Pension Plan, effective March 1, 2002	(7)
(l)	Separation Agreement between Chyron Corporation and
	Roger Henderson dated January 16, 2003	(7)
(m)	Separation Agreement between Chyron Corporation and
	Michael Knight dated February 11, 2004	(8)
(n)	Separation Agreement between Chyron Corporation and
	James Paul dated December 22, 2003	(8)
(o)	Employment Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated March 2, 2005	(11)
(p)	Silicon Valley Bank First Loan Modification Agreement
	dated February 24, 2005	(10)
(q)	Silicon Valley Bank Loan and Security Agreement
	dated April 29, 2004	(10)
(r)	Silicon Valley Bank Side Letter to Loan and Security Agreement
	dated April 29, 2004	(10)
(s)	Silicon Valley Bank Second Loan Modification Agreement
	dated March 22, 2005	(12)
(t)	Silicon Valley Bank Third Loan Modification Agreement
	dated August 12, 2005	(13)
(u)	Silicon Valley Bank Fourth Loan Modification Agreement
	dated March 1, 2006	(15)

14.	Code of Ethics for Senior Financial Officers	(8)

23.1	Consent of PricewaterhouseCoopers LLP	(16)
23.2	Consent of BDO Seidman, LLP	(16)

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or
	15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	(16)
31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or
	15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	(16)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(16)

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

(9) Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 2004 in Form 10-K dated March 31, 2005.

(10) Incorporated herein in its entirety by reference to Form 8-K dated February 24, 2005.

(11) Incorporated herein in its entirety by reference to Form 8-K dated March 2, 2005.

(12) Incorporated herein in its entirety by reference to Form 8-K dated March 22, 2005.

(13) Incorporated herein in its entirety by reference to Form 10-Q dated August 12, 2005.

(14) Incorporated herein in its entirety by reference to Form 8-K dated November 20, 2005.

(15) Incorporated herein in its entirety by reference to Form 8-K dated March 2, 2006.

(16) Attached hereto in this Annual Report for the fiscal year ended December 31, 2005 on Form 10-K dated March 31, 2006.

d) Financial Statement Schedule

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$ 559	$ 17		$ 576
Inventory reserves	5,542	248	$ 220	5,570
Deferred tax valuation allowance	29,969		2,965	27,004

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts(1)	$ 977		$ 418	$ 559
Inventory reserves	5,520	$ 50	28	5,542
Deferred tax valuation allowance	31,957		1,988	29,969

YEAR ENDED DECEMBER 31, 2003
Allowance for doubtful accounts(2)	$ 2,132		$1,155	$ 977
Inventory reserves(3)	14,830	$(155)	9,155	5,520
Deferred tax valuation allowance(4)	30,844		(1,113)	31,957

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

CHYRON CORPORATION

/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2006, by the following persons on behalf of the registrant and in the capacities on the date indicated.

/s/ Christopher R. Kelly	Chairman of the Board of Directors
Christopher R. Kelly

/s/ Donald P. Greenberg	Director
Donald P. Greenberg

/s/ Richard P. Greenthal	Director
Richard P. Greenthal

/s/ Roger Henderson	Director
Roger Henderson

/s/ Dawn R. Johnston	Vice President and Corporate Controller
Dawn R. Johnston

/s/ Jerry Kieliszak	Sr. VP and Chief Financial Officer
Jerry Kieliszak

/s/ Eugene M. Weber	Director
Eugene M. Weber

/s/ Michael C. Wheeler	Director
Michael C. Wheeler

/s/ Michael Wellesley-Wesley	President, CEO and Director
Michael Wellesley-Wesley