Form 10-Q
period 2006-03-31
CHYRON CORP
filed 2006-05-12
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006
Commission File Number 1-9014
Chyron Corporation
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)
(631) 845-2000
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.      Yes [x]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [x]

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on May 1, 2006 was 41,388,610.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2006 (unaudited)
	and December 31, 2005	3
	Consolidated Statements of Operations (unaudited) for the Three
	Months ended March 31, 2006 and 2005	4
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2006 and 2005	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$2,255	$2,331
Accounts receivable, net	3,594	4,613
Inventories, net	2,803	2,492
Prepaid expenses and other current assets	202	283
Total current assets	8,854	9,719

Property and equipment, net	721	653
Other assets	29	6
TOTAL ASSETS	$9,604	$10,378

LIABILITIES AND SHAREHOLDERS' DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$3,112	$3,318
Short term debt	673	1,326
Deferred revenue	1,048	1,038
Pension liability	588	558
Capital lease obligations	16	15
Total current liabilities	5,437	6,255

Long term debt	3,377	2,793
Pension liability	1,466	1,490
Other liabilities	385	433
Total liabilities	10,665	10,971

Commitments and contingencies

Shareholders' deficit:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 41,388,610 at March 31, 2006 and
41,378,610 at December 31, 2005	414	414
Additional paid-in capital	72,032	71,989
Accumulated deficit	(73,506)	(72,995)
Accumulated other comprehensive loss	(1)	(1)
Total shareholders' deficit	(1,061)	(593)
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$ 9,604	$10,378

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands, except per share amounts)

(Unaudited)

	2006	2005

Net sales	$ 4,843	$ 5,975
Cost of products sold	1,676	2,476
Gross profit	3,167	3,499

Operating expenses:
Selling, general and administrative	2,767	3,001
Research and development	903	726

Total operating expenses	3,670	3,727

Operating loss	(503)	(228)

Interest expense	(56)	(66)

Interest income	27	34

Other income (expense), net	21	(16)

Net loss	$ (511)	$ (276)

Net loss per share - basic and diluted	$ (0.01)	$ (0.01)

Weighted average shares outstanding:
Basic	41,380	41,329
Diluted	41,380	41,329

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2006 AND 2005
(In thousands)
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$ (511)	$ (276)
Adjustments to reconcile net loss to cash from operating activities:
Depreciation and amortization	86	83
Loss on disposal of equipment	64
Inventory provisions	67
Share-based compensation expense	41
Non-cash settlement of interest liability		59
Other	8	16
Changes in operating assets and liabilities:
Accounts receivable	1,019	(1,082)
Inventories	(378)	172
Prepaid expenses and other assets	51	(53)
Accounts payable and accrued expenses	(206)	663
Other liabilities	(43)	17
Net cash provided by (used in) operating activities	198	(401)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(218)	(12)
Net cash used in investing activities	(218)	(12)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on convertible debentures	(1,345)	(1,260)
Borrowings from term loan	1,345
Principal payments on term loan	(56)
Proceeds from exercise of stock options	3	5
Payments on capital lease obligations	(3)	(3)
Net cash used in financing activities	(56)	(1,258)

Change in cash and cash equivalents	(76)	(1,671)
Cash and cash equivalents at beginning of period	2,331	2,855
Cash and cash equivalents at end of period	$2,255	$1,184

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation ("Chyron" or the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2006 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 figures included herein were derived from such audited consolidated financial statements.

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

Liquidity

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

The long term success of the Company will be dependent on maintaining profitable operating results and the ability to raise additional capital, should such additional capital be required. In the event the Company is unable to achieve expected goals of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, will be sufficient to meet our cash needs if we are able to achieve our planned results of operations and retain availability of credit under our lending agreement.

Net Loss Per Share

Basic net loss per share is computed based on the weighted average number of common shares outstanding. Diluted net loss per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For the periods presented, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share.

	Three Months Ended
	March 31,
	2006	2005
Weighted average shares which are not included in the
calculation of diluted net loss per share because their
impact is anti-dilutive (in thousands)
Stock options	5,258	4,928
Convertible debentures	4,878	5,471
Warrants	-	271
	10,136	10,670

2. SHARE-BASED COMPENSATION

Incentive awards are provided to employees under the terms of our 1999 Incentive Compensation Plan (the "Plan"). The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of our board of directors. The Plan is administered by a committee, designated by the board of directors, to determine the time and circumstances under which an employee option may be exercised. Generally, employee options vest one-third each year, are fully vested three years from grant date and have a term of ten years. Options awarded to our board of directors on an annual basis are fully vested at grant date and have a term of ten years.

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R). The cumulative effect of applying the forfeiture rates is not material.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted during the three months ended March 31, 2006, were estimated based on the following weighted average assumptions:

Expected volatility	108.8%
Risk-free interest rate	4.79%
Expected dividend yield	0.0%
Expected life	4.0 years

Stock option activity during the three months ended March 31, 2006, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contracted	intrinsic
	options	price	term (years)	value
Outstanding at January 1, 2006	5,248,233	$0.84
Options granted	139,000	0.60
Options exercised	(10,000)	0.27
Options forfeited	(21,833)	2.32
Options outstanding at March 31, 2006	5,355,400	0.82	7.07	$998,598
Options exercisable at March 31, 2006	4,551,151	0.90	6.69	$769,204

The weighted average grant-date fair value of options granted during the three months ended March 31, 2006, was $0.45 and the aggregate intrinsic value of options exercised was $3,800.

The impact on our results of operations of recording share-based compensation for the three-month period ended March 31, 2006 was as follows:

Cost of products sold	$ 6,114
Research and development	12,227
Selling, general and administrative	22,417
$40,758

As of March 31, 2006, there was approximately $252,000 of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over the next three years.

A summary of our non-vested shares as of March 31, 2006 and changes during the three months ended March 31, 2006 is presented below:

		Weighted average
		grant date
	Shares	fair value

Nonvested at January 1, 2006	885,583	$0.26
Granted	139,000	0.45
Vested	(198,501)	4.35
Forfeited	(21,833)	0.80
Nonvested at March 31, 2006	804,249	0.29

Awards granted prior to the adoption of FAS123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three month periods ended March 31, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value method had been applied (in thousands except per share amounts):

Three Months Ended
March 31, 2005

Net loss - as reported	$ (276)
Total stock-based compensation expense
determined under fair value based method, net of
related tax effects	(753)
Pro forma net loss	$(1,029)
Earnings per share:
Basic - as reported	$ (0.01)
Basic - pro forma	(0.02)
Diluted - as reported	(0.01)
Diluted - pro forma	(0.02)

3. INVENTORIES

Inventories, net is comprised of the following (in thousands):

	March 31,	December 31,
	2006	2005

Finished goods	$ 594	$ 540
Work-in-progress	480	329
Raw materials	1,729	1,623
	$2,803	$2,492

4. LONG-TERM DEBT

	March 31,	December 31,
	2006	2005

Term Loan	$1,289	$ -
Series C Debentures	-	1,326
Series D Debentures	2,761	2,793
	4,050	4,119

Less current portion	673	1,326
	$3,377	$2,793

On March 1, 2006, the Company amended its lending agreement to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2006, available borrowings on the revolver were $1.5 million. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures which were scheduled to mature in April 2006. The term loan will be payable in twenty-four equal monthly installments plus interest at Prime +1.75% (9.5% at March 31, 2006). Interest expense on the term loan totaled $5 thousand in the first quarter of 2006. The Company will be required to maintain cash or availability of $1 million and minimum cumulative EBITDA as follows (2007 and future levels will be determined in late 2006 or early 2007):

Q1 2006	$100,000
Q2 2006	(250,000)
Q3 2006	125,000
Q4 2006	775,000

The Company did not meet the EBITDA requirement for the first quarter ended March 31, 2006 for which period a waiver was obtained. The future covenant levels will be reviewed with our lender and we believe we will meet the covenant requirements going forward. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends, without the bank's consent.

The Series C Debentures, which totaled $1.3 million in principal and accrued interest at March 20, 2006, were redeemed in full on that date with the proceeds from the term loan. The Series C Debentures accrued interest at an annual rate of 7%, which totaled $19 thousand and $42 thousand in the first quarter of 2006 and 2005, respectively.

The Series D Debentures are scheduled to mature on December 31, 2007 and can be converted to common stock at a per share conversion price of $0.65. Interest is payable in cash, on a quarterly basis, at an annual rate of 8%. In the first quarter of 2006 and 2005, interest expense attributable to the Series D Debentures totaled approximately $20 thousand and $16 thousand, respectively. The reported amount of interest expense has been adjusted to create a constant effective rate of 3% as a result of amortization of a gain on exchange that took place in 2004, that was deferred in accordance with SFAS No. 15.

5. BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 is as follows (in thousands):

	2006	2005

Service cost	$ 96	$ 74
Interest cost	47	42
Expected return on plan assets	(39)	(31)
Amortization of prior service cost	(8)	(9)
Amortization of prior gain		(2)
	$ 96	$ 74

During the quarter ended March 31, 2006, we made contributions of $90 thousand to the Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA). During 2006, we expect to contribute approximately $588 thousand for the 2005 and 2006 plan years, based on these funding requirements. In addition, in 2006, the Company intends to pay all pension plan expenses, as permitted by ERISA, whereas in 2005 certain expenses were paid by the pension plan. Furthermore, subject to cash flow levels, it is the Company's intention to make additional contributions to the pension plan to reduce the unfunded liability.

6. GEOGRAPHIC INFORMATION

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005

United States	$3,763	$4,965
Europe	648	608
Rest of world	432	402

7. PRODUCT WARRANTY

We provide product warranties for our various products, typically for one year. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the sale is recognized. We established our reserve based on historical data, taking into consideration specific product information. The following table sets forth the movement in the warranty reserve (in thousands):

	Three Months Ended
	March 31,
	2006	2005

Balance at beginning of period	$ 223	$ 50
Expenses (credits)	(157)	141
Warranty services provided	12	(141)
	$ 78	$ 50

8. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

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

The following discussion should be read along with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

Comparison of the Three Months Ended March 31, 2006 and 2005

Revenues for the quarter ended March 31, 2006 were $4.8 million, a decrease of $1.2 million, or 20% from the $6.0 million reported for the first quarter of 2005. Revenues in the U.S. were $3.8 million in the first quarter of 2006 as compared to $5.0 million in the first quarter of 2005. International revenues were $1.0 million in the first quarter of 2006 and 2005. The major factor contributing to the decline in revenues was weak domestic broadcast graphic systems sales. Several opportunities that we had expected to close in March slipped into the second quarter and a number of our customers only finalized their capital spending plans in late February.

Gross margins for the first quarter of 2006 were 65% compared to 59% in the comparable quarter in 2005. The improvement in margins is primarily due to lower material costs driven by new technology, which has the capability to be interchanged across our product lines and which also has been more reliable, resulting in lower warranty costs.

Selling, general and administrative expenses decreased by $0.2 million, to $2.8 million in the quarter ended March 31, 2006, compared to $3.0 million in the first quarter of 2005. In the first quarter of 2005, we incurred approximately $0.1 million in severance costs which did not recur in 2006. Other decreases related to $0.05 million in consulting costs from the delay in Sarbanes-Oxley compliance for companies of our size. Other variable sales and marketing expenses of approximately $0.15 million were lower in 2006 as a result of lower revenue levels, most notably commissions, demonstration costs and travel expenses. These expense reductions were offset by approximately $0.1 million of additional legal expenses for matters incidental to our business.

Research and development costs of $0.9 million in the first quarter of 2006 increased by $0.2 million compared to the $0.7 million incurred in the first quarter of 2005. The primary factor contributing to the increase is personnel and related costs. We hired additional developers in 2006, primarily devoted to the development of products for HDTV and the digital display product line.

Interest expense in the first quarter of 2006 was $56 thousand as compared to $66 thousand in the first quarter of 2005. The difference is due primarily to a lower average outstanding balance during the quarter on our Series C Debentures, which have been fully paid off as of March 20, 2006. Interest income of approximately $30 thousand is fairly consistent between comparative quarters.

The components of other income (expense), net are as follows (in thousands):

	Three Months Ended
	March 31,
	2006	2005
Foreign exchange transaction (loss) gain	$ 6	$ (30)
Other	15	14
	$ 21	$ (16)

Liquidity and Capital Resources

At March 31, 2006, we had cash on hand of $2.3 million and working capital of $3.4 million.

During the three months ended March 31, 2006, net cash of $0.2 million was provided by operations. The amount of net cash from operations was primarily driven by the net loss in the quarter and an increase in inventory due to products that were built for trade show demonstrations. The foregoing uses of cash were offset by a decrease in accounts receivable resulting from cash collections on fourth quarter 2005 sales.

On March 1, 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2006, available borrowings on the revolver were $1.5 million. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures which were scheduled to mature in April 2006. The term loan will be payable in twenty-four equal monthly installments plus interest at Prime +1.75% (9.5% at March 31, 2006). The Company

will be required to maintain cash or availability of $1 million and minimum cumulative EBITDA as follows (2007 and future levels will be determined in late 2006 or early 2007):

Q1 2006	$100,000
Q2 2006	(250,000)
Q3 2006	125,000
Q4 2006	775,000

The Company did not meet the EBITDA requirement for the first quarter ended March 31, 2006 for which period a waiver was obtained. The future covenant levels will be reviewed with our lender and we believe we will meet the covenant requirements going forward. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

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

Recent Accounting Pronouncements

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

In March 2006, the FASB issued Statement of Financial Accounting Standards No. 156, "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140" which is effective for fiscal years beginning after September 15, 2006. This statement was issued to simplify the accounting for servicing rights and to reduce the volatility that results from using different measurement attributes. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

             MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended March 31, 2006 and 2005, sales to foreign customers were 22% and 17% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was a gain of $6 thousand in the three month period ended March 31, 2006 and a loss of $30 thousand in the three month period ended March 31, 2005. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity (deficit).

Additionally, we are exposed to interest rate risk with respect to any bank debt that carries a variable interest rate, such as our term loan. Rates that affect the variable interest on this debt include the Prime Rate. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2006. There have been no changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 12, 2006	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

May 12, 2006	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and
Chief Financial Officer