Form 10-Q
period 2006-06-30
CHYRON CORP
filed 2006-08-11
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2006
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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 1, 2006 was 41,433,371.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2006 (unaudited) and
	December 31, 2005	3

	Consolidated Statements of Operations and Comprehensive Income/
	Loss (unaudited) for the Three Months ended June 30, 2006 and 2005	4

	Consolidated Statements of Operations and Comprehensive Income/
	Loss (unaudited) for the Six Months ended June 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows (unaudited) for the Six
	Months ended June 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	18

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	19

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	June 30,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$ 2,066	$ 2,331
Accounts receivable, net	6,111	4,613
Inventories, net	2,410	2,492
Prepaid expenses and other current assets	395	283
Total current assets	10,982	9,719

Property and equipment, net	898	653
Other assets	25	6
TOTAL ASSETS	$11,905	$10,378

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ 3,515	$ 3,318
Short term debt	673	1,326
Deferred revenue	1,296	1,038
Pension liability	468	558
Capital lease obligations	27	15
Total current liabilities	5,979	6,255

Long term debt	3,176	2,793
Pension liability	1,562	1,490
Other liabilities	507	433
Total liabilities	11,224	10,971

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 41,431,038 at June 30, 2006 and
41,378,610 at December 31, 2005	414	414
Additional paid-in capital	72,093	71,989
Accumulated deficit	(71,827)	(72,995)
Accumulated other comprehensive income (loss)	1	(1)
Total shareholders' equity (deficit)	681	(593)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$11,905	$10,378

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/LOSS
THREE MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

Net sales	$8,581	$5,782
Cost of products sold	2,797	1,996
Gross profit	5,784	3,786

Operating expenses:
Selling, general and administrative	3,162	3,216
Research and development	943	683

Total operating expenses	4,105	3,899

Operating income (loss)	1,679	(113)

Interest expense	(58)	(53)

Interest income	29	22

Other income (expense), net	29	(25)

Net income (loss)	$1,679	$(169)

Net income (loss) per share:
Basic	$0.04	$(0.00)
Diluted	$0.04	$(0.00)

Weighted average shares outstanding:
Basic	41,401	41,343
Diluted	44,136	41,343

Comprehensive income (loss):
Net income (loss)	$ 1,679	$ (169)
Other comprehensive income:
Foreign currency translation gain	2

Total comprehensive income (loss)	$ 1,681	$ (169)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME/LOSS

SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

Net sales	$13,424	$11,757
Cost of products sold	4,473	4,472
Gross profit	8,951	7,285

Operating expenses:
Selling, general and administrative	5,929	6,217
Research and development	1,846	1,409

Total operating expenses	7,775	7,626

Operating income (loss)	1,176	(341)

Interest expense	(114)	(119)

Interest income	56	56

Other income (expense), net	50	(41)

Net income (loss)	$1,168	$ (445)

Net income (loss) per common share:
Basic	$ 0.03	$(0.01)
Diluted	$ 0.03	$(0.01)

Weighted average shares outstanding:
Basic	41,390	41,336
Diluted	43,153	41,336

Comprehensive income (loss):
Net income (loss)	$1,168	$ (445)
Other comprehensive income:
Foreign currency translation gain	2
Total comprehensive income (loss)	$1,170	$ (445)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2006 AND 2005
(In thousands)
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$1,168	$(445)
Adjustments to reconcile net income (loss) to cash provided by
(used in) operating activities:
Depreciation and amortization	183	171
Loss on disposal of equipment	64	99
Inventory provisions	186
Share-based compensation expense	82
Other	(51)	27
Changes in operating assets and liabilities:
Accounts receivable	(1,498)	(519)
Inventories	(104)	(784)
Prepaid expenses and other assets	(142)	(65)
Accounts payable and accrued expenses	197	522
Other liabilities	292	(147)
Net cash provided by (used in) operating activities	377	(1,141)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(431)	(158)
Collection of proceeds from sale of subsidiary		428
Net cash (used in) provided by investing activities	(431)	270

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on convertible debentures	(1,345)	(1,260)
Borrowings from term loan	1,345
Principal payments on term loan	(224)
Proceeds from exercise of stock options	22	5
Payments on capital lease obligations	(9)	(6)
Net cash used in financing activities	(211)	(1,261)

Change in cash and cash equivalents	(265)	(2,132)
Cash and cash equivalents at beginning of period	2,331	2,855
Cash and cash equivalents at end of period	$2,066	$ 723

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 67	$ 6

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2006 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 figures included herein were derived from such audited consolidated financial statements.

Nature of Business

Chyron and its wholly-owned subsidiaries is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. In January 2005, Chyron introduced the ChyTV product line providing low-cost, easy to use graphics for microcasting and digital displays applications.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted net income (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. For all periods in 2005, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share. Shares used to calculate net income (loss) per share are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	41,401	41,343	41,390	41,336
Effect of dilutive stock options	1,597		1,169
Effect of dilutive convertible debentures	1,138		594
Diluted weighted average shares outstanding	44,136	41,343	43,153	41,336

Weighted average shares which are not included in
the calculation of diluted net income (loss) per
share because their impact is anti-dilutive
Stock options	4,052	4,999	4,285	4,964
Convertible debentures	2,960	4,734	3,505	5,100
Warrants		25		148
	7,012	9,758	7,790	10,212

2. SHARE BASED COMPENSATION

Incentive awards are provided to employees under the terms of our 1999 Incentive Compensation Plan (the "Plan"). The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of our Board of Directors (the "Board"). The Plan is administered by a committee, designated by the Board, to determine the time and circumstances under which an employee option may be exercised. Generally, employee options vest one-third each year, are fully vested three years from grant date and have a term of ten years. Options awarded to our Board on an annual basis are fully vested at grant date and have a term of ten years.

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R). The cumulative effect of applying the forfeiture rates is not material.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted during the three and six month periods ended June 30, 2006 and 2005, were estimated based on the following weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Expected volatility	110.2%	95.9%	109.9%	95.9%
Risk-free interest rate	4.93%	3.69%	4.91%	3.69%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	4.0	4.0	4.0	4.0
Estimated fair value per option granted	$0.70	$0.23	$0.66	$0.23

Stock option activity during the six months ended June 30, 2006, is as follows:

			Weighted
		Weighted	average
		average	remaining	Aggregate
	Number of	exercise	contracted	intrinsic
	options	price	term (years)	value
Outstanding at January 1, 2006	5,248,233	$0.84
Options granted	792,000	0.86
Options exercised	(52,428)	0.41
Options forfeited	(28,166)	2.51
Options outstanding at June 30, 2006	5,959,639	0.84	7.15	$2,394,351
Options exercisable at June 30, 2006	4,510,054	0.90	6.44	$1,876,314

The aggregate intrinsic value of options exercised during the three and six month periods ended June 30, 2006 were $26,031 and $29,831, respectively.

The impact on our results of operations of recording share-based compensation expense for the three and six-month periods ended June 30, 2006 is as follows:

	Three Months	Six Months
	Ended June 30, 2006
Cost of products sold	$ 6,246	$12,360
Research and development	12,492	24,719
Selling, general and administrative	22,902	45,318
	$41,640	$82,397

As of June 30, 2006, there was approximately $552,000 of total unrecognized share-based compensation expense related to options granted under our plans that will be recognized over the next three years.

A summary of our non-vested options as of June 30, 2006 and changes during the six months ended June 30, 2006 is presented below:

		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2006	885,583	$0.26
Granted	792,000	0.66
Vested	(199,832)	3.78
Forfeited	(28,166)	0.80
Nonvested at June 30, 2006	1,449,585	0.30

Awards granted prior to the adoption of FAS123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three and six month periods ended June 30, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net loss and net loss per common share if the fair value method had been applied (in thousands except per share amounts):

	Three Months	Six Months
	Ended June 30, 2005
Net loss - as reported	$ (169)	$ (445)
Total share-based compensation expense
determined under fair value based method	(24)	(777)
Pro forma net loss	$ (193)	$(1,222)
Earnings per share:
Basic - as reported	$ (0.00)	$ (0.01)
Basic - pro forma	(0.00)	(0.03)
Diluted - as reported	(0.00)	(0.01)
Diluted - pro forma	(0.00)	(0.03)

3. INVENTORIES

Inventories, net is comprised of the following (in thousands):

	June 30,	December 31,
	2006	2005
Finished goods	$ 585	$ 540
Work-in-progress	309	329
Raw materials	1,516	1,623
	$2,410	$2,492

4. LONG-TERM DEBT

	June 30,	December 31,
	2006	2005
Term Loan	$1,121	$ -
Series C Debentures	-	1,326
Series D Debentures	2,728	2,793
	3,849	4,119

Less current portion	673	1,326
	$3,176	$2,793

On March 1, 2006, the Company amended its lending agreement to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2006, available borrowings on the revolver were $1.5 million. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The lending agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures which were scheduled to mature in April 2006. The term loan will be payable in twenty-four equal monthly installments plus interest at Prime +1.75% (9.75% at June 30, 2006). Interest expense on the term loan totaled $30 thousand and $35 thousand in the three and six month periods ended June 30, 2006, respectively. The Company will be required to maintain cash or availability of $1 million and minimum cumulative EBITDA as follows (2007 and future levels will be determined in late 2006 or early 2007):

Q1 2006	$100,000
Q2 2006	(250,000)
Q3 2006	125,000
Q4 2006	775,000

The Company did not meet the EBITDA requirement for Q1 2006, for which period a waiver was obtained. The Company did meet the EBITDA requirement for Q2 2006. The future covenant levels will be reviewed with our lender and we believe we will meet the covenant requirements going forward. As is usual and customary in such lending agreements, the lending agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends, without the bank's consent.

The Series C Debentures, which totaled $1.3 million in principal and accrued interest at March 20, 2006, were redeemed in full on that date with the proceeds from the term loan. The Series C Debentures accrued interest at an annual rate of 7%, which totaled nil and $22 thousand in the second quarter of 2006 and 2005, respectively. Interest expense totaled $19 thousand and $64 thousand in the six month periods ended June 30, 2006 and 2005, respectively.

The Series D Debentures are scheduled to mature on December 31, 2007 and can be converted into shares of common stock at a per share conversion price of $0.65. Interest is payable in cash, on a quarterly basis, at an annual rate of 8%. In the second quarter of 2006 and 2005, interest expense attributable to the Series D Debentures totaled approximately $20 thousand and $18 thousand, respectively. Interest expense totaled $41 thousand and $34 thousand in the six month periods ended June 30, 2006 and 2005, respectively. The reported amount of interest expense has been adjusted to create a constant effective rate of 3% as a result of amortization of a gain on exchange that took place in 2004, that was deferred in accordance with SFAS No. 15.

5. BENEFIT PLANS

The net periodic benefit cost is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Service cost	$ 96	$ 74	$192	$148
Interest cost	47	42	94	84
Expected return on plan assets	(39)	(31)	(78)	(62)
Amortization of prior service cost	(8)	(9)	(16)	(18)
Amortization of prior gain		(2)		(4)
	$ 96	$ 74	$192	$148

During the six months ended June 30, 2006, we made contributions of $210 thousand to the Company's Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA). During the second half of 2006, we expect to contribute approximately $349 thousand for the 2006 and 2007 plan years, based on these funding requirements. In addition, in 2006, the Company intends to pay all Pension Plan expenses, as permitted by ERISA, whereas in 2005, certain expenses were paid by the Pension Plan. Furthermore, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability.

6. GEOGRAPHIC INFORMATION

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
United States	$7,547	$4,219	$11,310	$9,184
Europe	608	1,067	1,256	1,675
Rest of world	426	496	858	898

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Balance at beginning of period	$ 78	$ 50	$223	$ 50
Expenses (credits)	(41)	(3)	(198)	13
Warranty services provided	13	3	25	(13)
	$ 50	$ 50	$ 50	$ 50

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We have not yet evaluated the impact of implementation on our consolidated financial statements.

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to DTV ("digital television") and HDTV ("high definition television"), consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the Over the Counter Bulletin Board as a trading platform, and expansion into new markets.

The following discussion should be read along with our 2005 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

Comparison of the Three and Six Months Ended June 30, 2006 and 2005

Revenues for the quarter ended June 30, 2006 were $8.6 million, an increase of $2.8 million, or 48% from the $5.8 million reported for the second quarter of 2005. Revenues for the six months ended June 30, 2006 were $13.4 million, an increase of $1.6 million, or 14% from the $11.8 million reported for the first six months of 2005.

Revenues derived from U.S. customers were $7.5 million in the second quarter of 2006 as compared to $4.2 million in the second quarter of 2005. Revenues derived from international customers were $1.1 million in the second quarter of 2006 as compared to $1.6 million in the second quarter of 2005. Year to date revenues in the U.S. were $11.3 million in 2006 and $9.2 million in 2005. Year to date international revenues were $2.1 million in 2006 and $2.6 million in 2005.

Domestic revenues in all periods in 2006 increased in comparison to 2005 amounts as a result of the impact of the high definition ("HD") market. Consumer demands for HD have increased which has required broadcasters to definitize their HD programs and Chyron's HyperX systems, which can be configured as HD, standard definition ("SD") or a combination of both, offers a highly flexible and scalable migration path to high definition broadcasting. International revenues in all periods in 2005 were higher than 2006 as a result of a European government upgrade program that leveled off in 2006. However, we expect that HD demands will also continue to increase internationally, which could be beneficial to Chyron in future periods. Sales of our new microcasting and digital displays product line accounted for 2% and 15% of the increase in the three and six month periods in 2006, respectively.

Gross margins for the second quarter of 2006 increased to 67% from 65% in the comparable quarter in 2005. Gross margins for the six month periods in 2006 and 2005 were 67% and 62%, respectively. Improvements in gross margins are primarily a result of lower material costs. The reduction in material costs has been driven by several factors, primarily the result of newer technology, which lowers the purchase cost and also results in greater reliability and lower warranty costs. In addition, we have been able to purchase in greater quantities due to the interchangeability of components across product lines and higher sales volume.

Selling, general and administrative (SG&A) expenses were $3.2 million in the quarter ended June 30, 2006 and 2005. SG&A expenses decreased by $0.3 million, to $5.9 million in the first six months of 2006 compared to $6.2 million for the first six months of 2005. In the first six months of 2005, we incurred approximately $0.1 million in severance costs which did not recur in 2006. Other decreases related to $0.1 million in consulting costs related to systems upgrades. Cost savings of $0.2 million were also realized in the area of sales and marketing due to a refocus of worldwide strategies relating to advertising, public relations and trade shows. These expense reductions were offset by approximately $0.1 million of additional costs related to legal fees for matters incidental to our business and increased commissions associated with greater revenue levels.

Research and development (R&D) costs in the second quarter of 2006 increased by $0.2 million to $0.9 million, compared to $0.7 million in the quarter ended June 30, 2005. R&D costs increased by $0.4 million, to $1.8 million in the first six months of 2006, compared to $1.4 million for the first six months of 2005. The primary factor contributing to the increase is personnel and related costs. We hired additional developers in 2006, primarily devoted to the development of products for HDTV and the digital display product line.

Interest expense in the second quarter of 2006 and 2005 approximated $50 thousand. Interest expense in the first six months of 2006 and 2005 was approximately $100 thousand. The levels of average borrowings of the Company have decreased but the savings have been offset by increases in interest rates.

The components of other income (expense), net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005

Foreign exchange transaction (loss) gain	$15	$(39)	$21	$(69)
Other	14	14	29	28
	$29	$(25)	$50	$(41)

Liquidity and Capital Resources

At June 30, 2006, we had cash on hand of $2.1 million and working capital of $5 million.

During the six months ended June 30, 2006, net cash of $0.4 million was provided by operations. The amount of net cash from operations was primarily driven by the net income in the period offset by an increase in accounts receivable resulting from the greater level of 2006 revenues.

On March 1, 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2006, available borrowings on the revolver were $1.5 million. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures which were scheduled to mature in April 2006. The term loan will be payable in twenty-four equal monthly installments plus interest at Prime +1.75% (9.75% at June 30, 2006). The Company will be required to maintain cash or availability of $1 million and minimum cumulative EBITDA as follows (2007 and future levels will be determined in late 2006 or early 2007):

Q1 2006	$100,000
Q2 2006	(250,000)
Q3 2006	125,000
Q4 2006	775,000

The Company did not meet the EBITDA requirement for Q1 2006, for which period a waiver was obtained. The Company did meet the EBITDA requirement for Q2 2006. The future covenant levels will be reviewed with our lender and we believe we will meet the covenant requirements going forward. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We have not yet evaluated the impact of implementation on our consolidated financial statements.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

We are exposed to foreign currency and exchange risks in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended June 30, 2006 and 2005, sales to foreign customers were 12% and 27% of total sales, respectively. For the six months ended June 30, 2006 and 2005, sales to foreign customers were 16% and 22% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was a gain of $15 thousand and a loss of $39 thousand in the three months ended June 30, 2006 and 2005, respectively. The net impact of foreign exchange transactions was a gain of $21 thousand in the six month period ended June 30, 2006 and a loss of $69 thousand in the six month period ended June 30, 2005. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity (deficit).

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

Item 4.      CONTROLS AND PROCEDURES

As of June 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2006. There have been no changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in part 1, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 17, 2006. The voting results were as follows:

Proposal Number 1: Election of Directors
	For	Against
Donald P. Greenberg	32,540,138	259,791
Richard P. Greenthal	32,582,405	217,523
Roger Henderson	32,554,414	245,515
Christopher R. Kelly	32,379,517	420,412
Eugene M. Weber	32,561,389	238,540
Michael I. Wellesley-Wesley	32,400,535	399,394
Michael C. Wheeler	32,581,555	218,374

ITEM 6.   EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 11, 2006	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

August 11, 2006	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President