Form 10-Q
period 2006-09-30
CHYRON CORP
filed 2006-11-08
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006
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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 1, 2006 was 45,623,839.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2006 (unaudited) and
	December 31, 2005	3

	Consolidated Statements of Operations and Comprehensive
	Income (unaudited) for the Three Months ended
	September 30, 2006 and 2005	4

	Consolidated Statements of Operations and Comprehensive
	Income (unaudited) for the Nine Months ended
	September 30, 2006 and 2005	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months ended September 30, 2006 and 2005	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	19

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	20

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	September 30,	December 31,
ASSETS	2006	2005
Current assets:
Cash and cash equivalents	$ 4,367	$ 2,331
Accounts receivable, net	3,348	4,613
Inventories, net	3,224	2,492
Prepaid expenses and other current assets	268	283
Total current assets	11,207	9,719

Property and equipment, net	918	653
Other assets	21	6
TOTAL ASSETS	$12,146	$10,378

LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

Current liabilities:
Accounts payable and accrued expenses	$ 3,396	$ 3,318
Short term debt	673	1,326
Deferred revenue	1,501	1,038
Pension liability	631	558
Capital lease obligations	28	15
Total current liabilities	6,229	6,255

Long term debt	280	2,793
Pension liability	1,340	1,490
Other liabilities	570	433
Total liabilities	8,419	10,971

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 45,623,839 at September 30, 2006 and
41,378,610 at December 31, 2005	456	414
Additional paid-in capital	74,945	71,989
Accumulated deficit	(71,670)	(72,995)
Accumulated other comprehensive loss	(4)	(1)
Total shareholders' equity (deficit)	3,727	(593)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$12,146	$10,378

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except per share amounts)

(Unaudited)

	2006	2005

Net sales	$6,448	$6,564

Cost of products sold	1,929	2,624

Gross profit	4,519	3,940

Operating expenses:
Selling, general and administrative	3,345	2,737
Research and development	1,075	719

Total operating expenses	4,420	3,456

Operating income	99	484

Interest expense	(24)	(48)
Interest income	49	21
Other income (expense), net	33	(1)

Net income	$ 157	$ 456

Net income per common share - basic and diluted	$ 0.00	$ 0.01

Weighted average shares outstanding:
Basic	41,542	41,352
Diluted	44,572	41,659

Comprehensive income:
Net income	$ 157	$ 456
Other comprehensive loss:
Foreign currency translation loss	(5)	-

Total comprehensive income	$ 152	$ 456

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands, except per share amounts)
(Unaudited)

	2006	2005

Net sales	$19,872	$18,321

Cost of products sold	6,402	7,096

Gross profit	13,470	11,225

Operating expenses:
Selling, general and administrative	9,274	8,954
Research and development	2,921	2,128

Total operating expenses	12,195	11,082

Operating income	1,275	143

Interest expense	(138)	(167)
Interest income	105	77
Other income (expense), net	83	(42)

Net income	$ 1,325	$ 11

Net income per common share - basic and diluted	$ 0.03	$ 0.00

Weighted average shares outstanding:
Basic	41,442	41,341
Diluted	43,721	41,608

Comprehensive income:
Net income	$ 1,325	$ 11
Other comprehensive loss:
Foreign currency translation loss	(3)	-

Total comprehensive income	$ 1,322	$ 11

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
(In thousands)
(Unaudited)
	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,325	$ 11
Adjustments to reconcile net income to cash provided by (used in)
operating activities:
Depreciation and amortization	294	260
Loss on disposal of equipment	64	-
Inventory provisions	286	-
Share-based compensation expense	274	-
Other	(116)	182
Changes in operating assets and liabilities:
Accounts receivable	1,265	(611)
Inventories	(1,018)	(43)
Prepaid expenses and other assets	(15)	19
Accounts payable and accrued expenses	78	(108)
Deferred revenue	566	239
Other liabilities	(57)	(150)
Net cash provided by (used in) operating activities	2,946	(201)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(562)	(160)
Receipt of proceeds from sale of Pro-Bel	-	428
Net cash (used in) provided by investing activities	(562)	268

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on convertible debentures	(1,345)	(1,260)
Borrowings from term loan	1,345	-
Principal payments on term loan	(392)	-
Proceeds from exercise of stock options	59	5
Payments on capital lease obligations	(15)	(8)
Net cash used in financing activities	(348)	(1,263)

Change in cash and cash equivalents	2,036	(1,196)
Cash and cash equivalents at beginning of period	2,331	2,855
Cash and cash equivalents at end of period	$ 4,367	$ 1,659

Supplemental cash flow information:
Interest paid during the period	$ 209	$ 22
Assets acquired under capital lease	62
Series D Debentures converted to common stock	2,664

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2006 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2006 and 2005. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2005. The December 31, 2005 figures included herein were derived from such audited consolidated financial statements.

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

Net Income Per Share

Basic net income per share is computed based on the weighted average number of common shares outstanding. Diluted net income per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate net income per share are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Basic weighted average shares outstanding	41,542	41,352	41,442	41,341
Effect of dilutive stock options	1,796	307	1,437	267
Effect of dilutive convertible debentures	1,234	-	842	-
Diluted weighted average shares outstanding	44,572	41,659	43,721	41,608

Weighted average shares which are not included
in the calculation of diluted net income per
share under the treasury stock method:
Stock options	4,412	5,081	4,271	4,989
Convertible debentures	2,807	4,917	3,236	4,917
	7,219	9,998	7,507	9,906

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted during the three and nine month periods ended September 30, 2006 and 2005, were estimated based on the following weighted average assumptions:

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2006	2005	2006	2005
Expected volatility	107.0%	96.0%	108.9%	95.9%
Risk-free interest rate	4.87%	4.10%	4.89%	3.85%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	4.0	4.0	4.0	4.0
Estimated fair value per option granted	$0.66	$0.31	$0.66	$0.26

Stock option activity during the nine months ended September 30, 2006, is as follows:

			Weighted
			average
		Weighted	remaining
	Number	average	contracted	Aggregate
	of	exercise	term	intrinsic
	options	price	(years)	value
Outstanding at January 1, 2006	5,248,233	$0.84
Options granted	1,274,000	0.87
Options exercised	(146,926)	0.41
Options forfeited and cancelled	(65,212)	7.61
Options outstanding at September 30, 2006	6,310,095	0.78	7.15	$2,778,516
Options exercisable at September 30, 2006	4,623,531	0.81	6.37	$2,166,895

The aggregate intrinsic value of options exercised during the three and nine month periods ended September 30, 2006 were $64,292 and $94,123, respectively.

The impact on our results of operations of recording share-based compensation expense for the three and nine month periods ended September 30, 2006 is as follows:

	Three Months	Nine Months
	Ended September 30, 2006
Cost of products sold	$ 28,813	$ 41,172
Research and development	57,624	82,343
Selling, general and administrative	105,644	150,963
	$192,081	$274,478

As of September 30, 2006, there was approximately $634,000 of total unrecognized share-based compensation expense related to options granted under our plans that will be recognized over the next three years.

A summary of our non-vested options as of September 30, 2006 and changes during the nine months ended September 30, 2006 is presented below:

		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2006	885,583	$0.26
Granted	1,274,000	0.66
Vested	(407,807)	2.38
Forfeited and cancelled	(65,212)	1.81
Nonvested at September 30, 2006	1,686,564	0.24

Awards granted prior to the adoption of FAS123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the three and nine month periods ended September 30, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the fair value method had been applied (in thousands except per share amounts):

	Three Months	Nine Months
	Ended September 30, 2005
Net income - as reported	$ 456	$ 11
Total share-based compensation expense
determined under fair value based method	(56)	(832)
Pro forma net income (loss)	$ 400	$ (821)
Earnings (loss) per share:
Basic and diluted - as reported	$0.01	$ 0.00
Basic and diluted - pro forma	$0.01	$(0.02)

3. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	September 30,	December 31,
	2006	2005
Finished goods	$ 589	$ 540
Work-in-progress	417	329
Raw materials	2,218	1,623
	$3,224	$2,492

4. LONG-TERM DEBT

	September 30,	December 31,
	2006	2005
Term Loan	$ 953	$ -
Series C Debentures	-	1,326
Series D Debentures	-	2,793
	953	4,119

Less current portion	673	1,326
	$ 280	$2,793

On March 1, 2006, the Company amended its lending agreement to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At September 30, 2006, available borrowings on the revolver were $1.3 million. No amounts have been borrowed under the revolver since its inception. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The lending agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures which were scheduled to mature in April 2006. The term loan will be payable in twenty-four equal monthly installments plus interest at Prime +1.75% (10.0% at September 30, 2006). Interest expense on the term loan totaled $27 thousand and $62 thousand in the three and nine month periods ended September 30, 2006, respectively. The Company is required to maintain cash or availability of $1 million and minimum cumulative EBITDA as follows (2007 and future levels will be determined in late 2006 or early 2007):

Q1 2006	$100,000
Q2 2006	(250,000)
Q3 2006	125,000
Q4 2006	775,000

The Company did not meet the EBITDA requirement for Q1 2006, for which period a waiver was obtained. The Company did meet the EBITDA requirement for Q2 and Q3 2006. The future covenant levels will be reviewed with our lender and we believe we will meet the covenant requirements going forward. As is usual and customary in such lending agreements, the lending agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent.

The Series C Debentures, which totaled $1.3 million in principal and accrued interest at March 20, 2006, were redeemed in full on that date with the proceeds from the term loan. The Series C Debentures accrued interest at an annual rate of 7%, which totaled nil and $22 thousand in the third quarter of 2006 and 2005, respectively. Interest expense totaled $19 thousand and $86 thousand in the nine month periods ended September 30, 2006 and 2005, respectively.

On September 22, 2006, we notified all holders of our Series D 8% Convertible Subordinated Debentures ("Debentures") due December 31, 2007 of our intent to redeem, on October 9, 2006, all outstanding Debentures which aggregated to $2.66 million. All holders responded by electing to convert their Debentures. As a result, as of September 30, 2006, the total outstanding Debentures were converted into 4,098,303 shares of restricted common stock of the Company based upon the conversion price of $0.65 and all Debentures were cancelled. Interest expense totaled $29 thousand and $52 thousand in the nine month periods ended September 30, 2006 and 2005, respectively. The reported amount of interest expense has been adjusted as a result of amortization of a gain on exchange that took place in 2004, that was deferred in accordance with SFAS No. 15. The amortization, which reduced interest expense, totaled $129 thousand and $97 thousand in the nine month periods ended September 30, 2006 and 2005, respectively.

5. BENEFIT PLANS

The net periodic benefit cost is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Service cost	$133	$140	$325	$288
Interest cost	74	58	168	142
Expected return on plan assets	(37)	(54)	(115)	(116)
Amortization of prior service cost	(9)	(8)	(25)	(26)
Amortization of prior gain	9	4	9	-
	$170	$140	$362	$288

During the nine months ended September 30, 2006, we made contributions of $439 thousand to the Company's Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA). During the balance of 2006, we expect to contribute approximately $120 thousand for the 2006 plan year, based on these funding requirements. In addition, during 2006, the Company has been paying all Pension Plan expenses, as permitted by ERISA, whereas in 2005, certain expenses were paid by the Pension Plan. Furthermore, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability.

6. GEOGRAPHIC INFORMATION

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
United States	$4,486	$5,075	$15,796	$14,409
Europe	1,224	781	2,480	2,456
Rest of world	738	708	1,596	1,456

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Balance at beginning of period	$ 50	$ 50	$223	$ 50
Expenses (credits)	(24)	111	(222)	316
Warranty services provided	24	-	49	(205)
	$ 50	$161	$ 50	$ 161

8. RECENT ACCOUNTING PRONOUNCEMENTS

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We have not yet evaluated the impact of implementation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension plan as of December 31, 2005 (our most recent measurement date), we would be required to increase our net liabilities for pension benefits, which would result in an estimated decrease to shareholders' equity of approximately $300 thousand, net of taxes, in our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions and changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at December 31, 2006.

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

Comparison of the Three and Nine Months Ended September 30, 2006 and 2005

Revenues for the quarter ended September 30, 2006 were $6.4 million, a decrease of $0.2 million, or 3% from the $6.6 million reported for the third quarter of 2005. Revenues for the nine months ended September 30, 2006 were $19.9 million, an increase of $1.6 million or 9% from the $18.3 million reported for the first nine months of 2005.

Revenues derived from U.S. customers were $4.4 million in the third quarter of 2006 as compared to $5.1 million in the third quarter of 2005. Revenues derived from international customers were $2.0 million in the third quarter of 2006 as compared to $1.5 million in the third quarter of 2005. Year-to-date revenues in the U.S. were $15.8 million in 2006 and $14.4 million in the comparable period in 2005. Year-to-date international revenues were $4.1 million in 2006 and $3.9 million in 2005.

While domestic revenues in Q3 of 2006 were below Q3 2005 levels, year to date 2006 revenues are well ahead of 2005 amounts. The quarterly variance was impacted by the realization of orders that were completed outside of the Q3 2006 timeframe, both due to customer requirements to accelerate shipments thereby benefiting our earlier strong second quarter and from shipments that were delayed into Q4 2006. The overall improvement in year to date revenues is a result of the contribution from new products and software releases that were introduced earlier in the year. In addition, consumer demand for HD television content have increased, requiring broadcasters to accelerate the implementation of their HD programs, resulting in increased demand for Chyron's HyperX systems. International revenues in all periods in 2006 were higher than 2005 in part as a result of a continuing European government's upgrade program. We also expect that HDTV acceptance will also continue to increase internationally, which could be beneficial to Chyron in future periods. Sales of our digital displays product line accounted for 5% and 3% of total revenues in the three and nine month periods in 2006, respectively. In 2005, this product line accounted for 2% and 1% of total revenues in the respective three and nine month periods.

Gross margins for the third quarter of 2006 increased to 70% from 60% in the comparable quarter in 2005. Gross margins in the nine month periods in 2006 and 2005 were 68% and 61%, respectively. Improvements in gross margins are primarily a result of lower material costs. The reduction in material costs has been driven by several factors, primarily the result of newer technology, which lowers the purchase cost and also results in greater reliability and lower warranty costs. In addition, we have been able to purchase in greater quantities due to the interchangeability of components across product lines and overall higher sales volume.

Selling, general and administrative (SG&A) expenses increased by $0.6 million, to $3.3 million in the quarter ended September 30, 2006 compared to $2.7 million in the third quarter of 2005. SG&A expenses increased by $0.3 million, to $9.3 million in the first nine months of 2006 compared to $9.0 million for the first nine months of 2005. The increase in the quarterly SG&A expenses was driven by the adoption of FAS123(R) which accounted for $0.1 million, employee related benefits of $0.2 million, trade shows and other costs related to international marketing efforts of $0.1 million, legal and other consulting costs of $0.1 million and $0.1 million related to the cost of marketing efforts associated with our digital display products.

The increase in year to date SG&A expenses was also impacted by the adoption of FAS123(R) which accounted for $0.2 million, employee related benefits of $0.1 million, legal costs of $0.1 million for matters incidental to our business, and sales commissions of $0.1 million associated with greater year to date revenue levels. These costs were offset by $0.1 million in consulting costs related to systems upgrades in 2005, and $0.1 million in 2005 severance costs which did not recur in 2006.

Research and development (R&D) costs in the third quarter of 2006 of $1.1 million increased by $0.3 million compared to the quarter ended September 30, 2005. R&D costs increased by $0.8 million, to $2.9 million in the first nine months of 2006, compared to $2.1 million for the first nine months of 2005. The primary factor contributing to the increase in all periods in 2006 is the Company's investment, primarily in the form of personnel and related costs, in the development of new products for HDTV, mobile content, channel branding and the digital display product line.

The components of other income (expense), net are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Foreign exchange transaction gain (loss)	$17	$(15)	$38	$(83)
Other	16	14	45	41
	$33	$ (1)	$83	$(42)

Interest expense declined in all periods in 2006 as a result of lower average borrowings. Interest income increased in all periods in 2006 as a result of higher average balances and the investment income earned thereon.

Liquidity and Capital Resources

At September 30, 2006, we had cash on hand of $4.4 million and working capital of $5 million.

During the nine months ended September 30, 2006, net cash of $2.9 million was provided by operations. The amount of net cash from operations was primarily driven by the net income in the period and the effect of non cash charges of $0.8 million, and a decrease in accounts receivable, offset by an increase in inventory.

On March 1, 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At September 30, 2006, available borrowings on the revolver were $1.3 million. No amounts have been borrowed under the revolver since its inception. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures which were scheduled to mature in April 2006. The term loan will be payable in twenty-four equal monthly installments plus interest at Prime +1.75% (10.0% at September 30, 2006). The Company is required to maintain cash or availability of $1 million and minimum cumulative EBITDA as follows (2007 and future levels will be determined in late 2006 or early 2007):

Q1 2006	$100,000
Q2 2006	(250,000)
Q3 2006	125,000
Q4 2006	775,000

The Company did not meet the EBITDA requirement for Q1 2006, for which period a waiver was obtained. The Company did meet the EBITDA requirement for Q2 and Q3 2006. The future covenant levels will be reviewed with our lender and we believe we will meet the covenant requirements going forward. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

On September 22, 2006, we notified all holders of our Series D 8% Convertible Subordinated Debentures ("Debentures") due December 31, 2007 of our intent to redeem, on October 9, 2006, all outstanding Debentures which aggregated to $2.66 million. All holders responded by electing to convert their Debentures. As a result, as of September 30, 2006 the total outstanding Debentures were converted into 4,098,303 shares of restricted common stock of the Company based upon the conversion price of $0.65 and all Debentures were cancelled. As a result of the conversion, the Company will no longer be obligated to pay quarterly interest, which interest was payable on the first business day after the end of each quarter, through the stated maturity date. Future interest expense that would otherwise have been recorded and paid totals $0.27 million through December 31, 2007. Total Company debt (consisting of a term loan from our bank) is less than $1.0 million.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" which is effective for fiscal years beginning after September 15, 2006. The statement was issued to clarify the application of FASB Statement No. 133 to beneficial interests in securitized financial assets and to improve the consistency of accounting for similar financial instruments, regardless of the form of the instruments. We have evaluated the new statement and have determined that it will not have a significant impact on the determination of our financial results.

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

In June 2006, the FASB issued FASB Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We have not yet evaluated the impact of implementation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans" (SFAS No. 158). SFAS No. 158 requires that employers recognize on a prospective basis the funded status of their defined benefit pension and other postretirement plans on their consolidated balance sheet and recognize as a component of other comprehensive income, net of tax, the gains or losses and prior service costs or credits that arise during the period but are not recognized as components of net periodic benefit cost. SFAS No. 158 also requires additional disclosures in the notes to financial statements. SFAS No. 158 is effective as of the end of fiscal years ending after December 15, 2006. We are currently assessing the impact of SFAS No. 158 on our consolidated financial statements. However, based on the funded status of our defined benefit pension plan as of

December 31, 2005 (our most recent measurement date), we would be required to increase our net liabilities for pension benefits, which would result in an estimated decrease to shareholders' equity of approximately $300 thousand, net of taxes, in our consolidated balance sheet. This estimate may vary from the actual impact of implementing SFAS No. 158. The ultimate amounts recorded are highly dependent on a number of assumptions and changes in these assumptions since our last measurement date could increase or decrease the expected impact of implementing SFAS No. 158 in our consolidated financial statements at December 31, 2006.

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

We are exposed to foreign currency and exchange risks in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended September 30, 2006 and 2005, sales to foreign customers were 30% and 23% of total sales, respectively. For the nine months ended September 30, 2006 and 2005, sales to foreign customers were 21% of total sales. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was a gain of $17 thousand and a loss of $15 thousand in the three months ended September 30, 2006 and 2005, respectively. The net impact of foreign exchange transactions was a gain of $38 thousand in the nine month period ended September 30, 2006 and a loss of $83 thousand in the nine month period ended September 30, 2005. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity (deficit).

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

Item 4.   CONTROLS AND PROCEDURES

As of September 30, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2006. There have been no significant changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

CHYRON CORPORATION
(Registrant)

November 8, 2006	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

November 8, 2006	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President