Form 10-K
period 2006-12-31
CHYRON CORP
filed 2007-03-30
CIK 20232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
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

The aggregate market value of voting stock held by non-affiliates of the Company on June 30, 2006 was $27,890,713. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 1, 2007 was 45,649,005.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 16, 2007 are incorporated by reference into Part III.

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

Overview

Chyron Corporation celebrated its 40th anniversary in 2006 and enters its fifth decade as a leading supplier of graphics hardware and software to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data and that provide workflow and asset management solutions for broadcast operations. The Company's architecture is open and Windows®-based. Currently, Chyron designs the video "engine" that powers each product, designs software applications, assembles and tests components that make up the character generator ("CG") and clips and still server systems, and provides an experienced customer service team. Chyron's broadcast-quality products enable customers to:

  create online or offline, standard definition ("SD")/high definition ("HD") graphics containing text, logos and other 2D, 3D, Flipbook, movie and clips elements by applying special effects, animation, 3D transforming and multi-layer compositing, perform real-time playout of graphics without the necessity of time-consuming file conversion and/or platform changes,

  perform instant update of text and data using a variety of Chyron tools,

  manage clips, stills and other assets in a central storage location, making the assets network- and web-accessible,

  use Chyron Media Object Server ("MOS") newsroom integration to enable journalists and producers to quickly create and update graphics for immediate playout,

  produce live-data tickers and crawls on dedicated systems, and enable direct talent interaction with live broadcasts using telestration tools.

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

Our video and digital signage products, based on our advanced video processing technology, provide a low-cost, informational/advertising video display which overlays a video source from TV, DVD, camera, etc. The target customers are establishments such as hospitals and medical offices, educational institutions, retailers, corporations, government, independent and franchised restaurants/sports bars, car dealerships, and others that display video to customers, employees or others.

From the time the Company introduced its first character generator in 1970, Chyron's graphics products have grown to become integral to television operations world-wide. Chyron offers a comprehensive experience in providing integrated, scalable real-time graphics solutions. Since the Company has established such a strong presence in the live, "on-air" television graphics segment, its customers have grown to include most major broadcast, cable, satellite and post-production facilities in the U.S. and Europe. Chyron continues to make inroads into Asia, South America and Australia. A small sampling of users includes ABC, CBS, ESPN, Fox News, CNN, Fox Sports, C-SPAN, Discovery, Weather Channel, Home Shopping Network, Comcast, DirecTV, Shop at Home, Court TV, NBA, Turner Entertainment, CBC (Canada), BBC (UK), France 3, Korean Broadcast, YV Catalonia (Spain), Skai TV and numerous local and regional stations. The Company is focused on leveraging and building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational and professional video market sectors.

Products and Services

The Company offers a broad range of powerful graphics products that provide broadcast-quality, real-time HD/SD, 2D/3D graphics creation and playout to the television stations, networks, video production and post-production markets. The Company's line of high-performance systems is relied upon by many of the world's leading broadcast stations to display 2D/3D animated news flashes, election results, sports scores, stock market quotations, programming notes and weather information.

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

The Company is dedicated to providing the highest quality and most comprehensive array of broadcast graphics products, ranging from low-cost CG packages that run on a user-supplied computer, to fully-integrated systems providing precision management of text, stills, clips, effects, audio, storage, networking, newsroom integration and multi-format distribution. A summary description of Chyron's selected products and services is listed below.

Hardware Products

The Graphics System/CG Family: The Graphics System/CG family is comprised of real-time, 2D/3D graphics platforms and systems that integrate a Windows® 2000 or Windows® XP front end with real-time video processing to provide exceptional performance for television graphics applications. The HyperX is our flagship graphics system, in use by major local, regional and national facilities. Several major broadcasters have standardized the HyperX as the graphics systems of choice for their major sporting events. The HyperX is a multi-standard platform, providing both SD and HD within each channel without the necessity of a separate upgrade. Migration from SD to full HDTV is accomplished with just a mouse-click. Content may be created and played back in any of our supported standards. The Graphics System/CG family employs Lyric and the powerful Lyric PRO option, Chyron's on and off-line content creation and playout software applications, to compose messages and play content to air. The systems' open architecture has enabled us to provide a range of scalable, cost-effective product solutions, from low-cost single-channel CGs to fully integrated multi-channel systems with clip playout and DVE. The Graphics system/CG family is rounded out by our new, HD-capable LEX2, evolved from our highly successful LEX, and the MicroX HD/SD, MicroX, and EAS and board-level products.

XClyps: Xclyps has defined a new paradigm for graphics server technology and performance, with a revolutionary design that provides unprecedented quality and control over graphics playout. Serving the most demanding multi-format environments, XClyps can be configured with one or two completely independent, switchable HD/SD channels, each with synchronized video and key outputs. Advanced Wavelet compression provides high-capacity storage and flawless playout of channel branding, promos, snypes and DSK. XClyps can be easily integrated as a single system, or multiple XClyps systems can be networked. Built on .Net technology with 1000 BaseT interface, assets can be quickly transferred across the network. Thanks to a powerful application environment that provides unsurpassed flexibility, XClyps can be controlled remotely via Pro-Bel protocol and Harris (Louth) VDCP and Grass Valley® PbusII protocol.

Channel Box/Channel Box HA: Channel Box is an HD/SD-switchable branding and automated promo system built on our Lyric PRO application, featuring 2D/3D design and playout for branding applications, including tickers, crawls, snypes, "bag & tag," promos and end-credits. The system's real-time video, graphics effects, clips and audio can be integrated with automation systems, or the system can be used as a standalone branding device. Channel Box is offered in two configurations to fit both needs and budget: Channel Box HA provides mirrored system drives, hot-swappable RAID5 drives for media storage and playout and redundant power. Channel Box (standard) provides a robust system with redundant power. Channel Box was the recipient of the Broadcast Engineering Pick Hit Award at IBC2006.

DynaCrawl/DynaCrawl Squeezeback/DynaCrawl HD/SD: Answering an audience demand for current, continuous information, Chyron's DynaCrawl can simultaneously generate two fully-animated news crawls/tickers and a time/temperature display. DynaCrawl automatically gathers, updates and displays user-selected data from a wide variety of news, weather, sports and financial services. The crawls, tickers and time/temperature displays are enhanced by dynamic transition effects such as roll, fade, flip, spin and "roll & crawl." An intuitive interface enables each crawl and ticker to be independently configured for font style, color, size, edge, background, crawl rate, etc., providing a look unique to a show, channel or network. Static or animated logos can be incorporated into the crawl/ticker display to reinforce channel branding. Because configurations can be saved, they can be easily applied to different shows. Chyron also offers a custom, third-party solution which packages the customer's choice of news, sports, business and/or other information data delivery services with a plugin which seamlessly ports the data feeds to the DynaCrawl display. DynaCrawl's affordability makes it accessible to a wide range of broadcast facilities.

CAL Box/CAL Box HD/CAL Box HD/SD: In addition to systems with ready-to-use software packages, Chyron offers a powerful, dedicated graphics platform for which custom applications can be created using Chyron's richly-featured CAL developer's tools, in a variety of development environments. CAL Box can generate and playout real-time, broadcast-quality graphics and can integrate with a wide variety of external devices and applications including automation, newsroom and asset management systems and web servers. Real-time data feeds can be connected to CAL's data update module, and continuous feeds of financial, news, sports or other information are automatically displayed in static or animated text, rolls and crawls. CAL's compound 3D animation engine provides built-in and custom data transition effects to create uniquely engaging displays such as interactive viewer feedback from Internet polls.

Chyron Aprisa® SSX Still Store: Chyron's Aprisa SSX still store provides high-quality storage and playout for SD images including "over-the-shoulder" shots for news, sports and other broadcasts. Aprisa SSX systems have sophisticated database functions to quickly search and retrieve thousands of images for instant recall or playout in sequence through internal or external playlists. Aprisa SSX and Chyron systems seamlessly integrate for a streamlined workflow.

iSX200 Still Store: The iSX200 is Chyron's HD/SD-switchable still store system providing comprehensive management and playout of broadcast-quality still graphics. Designed specifically for the fast-paced live sports, news and entertainment production workflow, the iSX200 features an intuitive interface, playlist creation, editing tools and a searchable, sortable database for easy retrieval of images.

CodiStrator SD/CodiStrator HD/SD Telestration Systems: Further serving the live broadcast market are Chyron's CodiStrator systems which enable two commentators to illustrate in real time over live video. A favorite of football commentators, CodiStrator features digital drawing, animated video stickers, logos, extendable lines/arrows and more, to provide impact to live coverage. CodiStrator extends beyond the broadcast booth as an ideal illustration tool for corporate, health and educational presentation.

ChyTV: In the race by businesses to attract and hold the attention of potential customers, new information distribution channels have developed, among them, digital signage. To take advantage of this exciting new advertising venue, Chyron introduced, in January 2005, the ChyTV digital signage product line. Incorporating the advanced video processing technology driving our broadcast-quality systems, ChyTV provides low-cost, easy-to-use graphics for digital signage applications. By including features such as video squeezeback, video overlay, animations and sound effects, Chyron has essentially re-invented the video information display. With this product line, and fresh sales and distribution channels, Chyron is extending its reach into new markets. Our current target markets include entities such as hospitals, medical offices, educational institutions, retailers, corporations, government facilities, independent and franchised restaurants/sports bars, car dealerships, and others that display video to customers, employees or others.

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

Software Products

The Company's broadcast graphics systems operate primarily with two main software components: Lyric and CAL (Chyron Application Library), plus a number of third-party applications. With the goal of providing end-to-end solutions for its customers, Chyron unifies graphics operations with its workflow and asset management applications, including CAMIO, iSQ and new XMP-based applications.

Lyric®: Lyric is a highly advanced graphics creation and playback application that is standard on Chyron's graphics/CG systems. Lyric is compatible with systems running Windows® XP. Using Lyric, graphic artists can create brilliant, multi-layered 2D/3D graphics on a Chyron system or offline, for later playout on a Chyron. Content can be created in one location and transported by local area network ("LAN") or wide area network ("WAN") to another device or facility on the same network. Lyric uses standard Windows® network protocols and imports numerous standard 2D, 3D and animation file types, as well as legacy iNFiNiT!®, Quantel®, and

SGI® formats. Lyric features intuitive and agile operation, powerful flexibility, hardware transparency, and interoperability with many third-party graphics applications and technologies. Lyric was designed from inception to easily incorporate future advances in software and hardware.

The introduction in the first quarter of 2006 of the Lyric PRO option has revolutionized graphics production and workflow. Based on Chyron's innovative interFuse™ Technology, this object-oriented technology provides unprecedented flexibility in graphics creation and live playout. Major features include: Intelligent Transitions that enhance live broadcast, by enabling playback of transition elements and messages in any order, at any time; live data update executed within transition; continually rendered static and animated graphics, allowing transitions to be executed at will; control of multiple scene graphs for support of complex, multi-layered animations (unique to Lyric PRO); persistent elements completely integrated with graphic animations; and advanced 3D texturing. Lyric PRO was the recipient of the TV Technology STAR Award and the Television Broadcast Top Innovation Award at NAB2006.

Lyric and Lyric PRO are also available as offline applications, enabling users to create graphics on PCs for playout on Chyron systems.

LEIF: Lyric Enhancement Interface Framework ("LEIF") is a Chyron application programming interface ("API") for developing custom applications that harness the power of Lyric for graphics generation. LEIF applications can be created to provide added functionality for Lyric via plugins and to control Lyric from external applications. The plugin architecture supports the addition of user-defined menus and control panels in the Lyric User Interface, user-definable object properties and integral control over the basic functionality of Lyric. Using LEIF, developers can create applications that perform image processing, import and export to custom file formats, automate template field updates, implement remote application control, access browser data and handle numerous diverse operations. Plugins are typically installed by simply placing the file into Lyric's Plugins directory. The LEIF API is based on COM technology. Plugins or applications can be written using any development environment that supports COM. Examples of popular languages include Visual Basic®, Delphi®, and Visual C++®. For external control of Lyric, the LEIF API consists of a series of methods and properties that offer direct manipulation over Lyric functionality. Via the LEIF API, applications can efficiently control Lyric for scenarios that require automated manipulation of Lyric's behavior. LEIF developers have access to the LEIF development network, which provides access to support and the latest tools.

CAL: The Chyron Application Library is a powerful API used to create customized, real-time, high-quality broadcast graphics applications for Chyron platforms or Chyron board-level products. For example, continuous data feeds of financial, news, sports or other information are easily transformed into rolls and crawls through CAL's data spooler. CAL's compound 3D animation engine provides built-in and custom data transition effects to create unique, eye-catching displays. CAL can be used to create graphics not only for Chyron's CAL Box, but for a wide variety of graphics systems. Chyron's third-party developer network creates and markets many specialized CAL applications to address a wide array of broadcast operations. CAL developers can join the Chyron Developer Network, participate in a supportive community of industry experts and receive access to new tools and an expanding base of CAL-created projects.

Newsroom Integration and Asset Management

CAMIO (formerly known as Chyron MOS): Television newsroom operations depend on accurate, lightning-fast exchange of information and graphics among disparate computer systems and devices. MOS protocol enables Newsroom Computer Systems ("NCS"), Media Object Servers and devices such as graphics systems/CGs to exchange information, i.e. "talk to each other," using the industry-standard MOS protocol. With CAMIO integrated into a newsroom, journalists and producers can access a library of templates from their newsroom workstations, to quickly create and edit text, graphics and movies via our LUCI ActiveX WYSIWYG interface. CAMIO's powerful asset management tools, search engine and visual browser make it easy to locate graphic templates, images and movies. Completed pages are associated with a story, and then the stories are ordered by the Newsroom Computer System and sent to a Chyron system playlist for playout to air. Changes in the newsroom rundown are automatically and instantly reflected on the Chyron output device, ensuring a more streamlined and accurate newsroom production environment. Because journalists and producers are directly involved in the final output, there is far less opportunity for error, and they can quickly make last-minute changes without involving a graphic artist or graphics system/CG operator. In addition, as the graphics are based on existing, reusable templates created by graphic artists, CAMIO speeds the production of pages by eliminating the need for a graphic artist to create each page for a news broadcast. This frees artists for other tasks and increases output of the art department. Chyron also offers the Proximity Artbox graphics server and Proximity Order Management Module graphics request application, which integrate seamlessly with CAMIO and provide an extra dimension of control over graphic storage, search and graphic creation in the MOS newsroom environment.

ISQ: iSQ (Intelligent Sequencer) offers a single control interface to manage playlists from multiple channels across multiple Chyron playout devices. iSQ includes CueBoard, an intuitive panel to control up to four playlists within the iSQ application. The iSQ software consists of server software to be loaded on the playout devices and client software that can be used to both view and verify playlist content as well as playback control.

Mobile Suite: Chyron exploits the rapidly expanding "citizen journalist" phenomenon with its Mobile Suite of products for CAMIO. Chyron's Mobile Suite integrates cell phones directly with the news production workflow.  Viewers everywhere are using their cell phones as cameras, uncovering reporting opportunities as never imagined, and now broadcasters can both integrate cell phone images directly into live broadcasts and build loyalty through direct involvement of viewers with unfolding events. Chyron's Mobile Suite includes two products, the award-winning WAPSTR and MOS2WAP.

WAPSTR: WAPSTR is a Multimedia Messaging Gateway and CAMIO plugin interfacing with the public mobile phone network. WAPSTR enables simple upload of photos and videos from mobile phones, directly to newsroom computer systems. Journalists have instant access to these materials, which can quickly and easily be dropped into templates for immediate on-air use. WAPSTR was the recipient of the TV Technology Europe STAR Award at IBC2006.

MOS2WAP: MOS2WAP features a WAP Server and CAMIO system plugin for simultaneous publication of WAP pages from within Newsroom Computer Systems. Changes to the rundown and breaking news stories are instantly posted to the WAP server, increasing newsroom efficiency and immediately reaching the new mobile audience. Cell phone users can browse and display the latest stories generated from the WAP server.

interFuse™: Chyron has accelerated and extended its interFuse development to encompass Adobe® Extensible Metadata Platform ("XMP") technology. XMP is fast becoming an industry-wide standard, providing a lingua franca for managing assets with sophisticated packaging of the metadata that travels with each asset file. interFuse leverages XMP technology by tapping into the metadata to optimize broadcast graphics workflow, from centralized creation and storage through distribution and playout. Customized user interfaces can be tailored to the requirements of a facility. Metadata fields can be mapped to graphics template fields in a graphic to accomplish tasks such as populating a head shot with the subject's name, position and automatically updated sports stats, allowing HD graphics to be brought only into HD templates, and preventing the image of a politician from one party from being dropped into a graphic illustrating a different party. With the flexibility and automation afforded by interFuse, a facility truly has the ability to build business logic into their operations, increasing the efficiency and productivity that is ultimately reflected in their bottom line.

Sales and Marketing

We market our broadcast products and systems to traditional broadcast, production and post-production facilities, government agencies, educational, health institutions, religious institutions and telecommunications and corporate customers. In order to maintain and increase awareness of our products, we display at the major domestic and international trade shows of the broadcast and post-production segments. In the U.S., we exhibit at the National Association of Broadcasters ("NAB") Convention and other, smaller trade shows. We also exhibit at the International Broadcasters Convention ("IBC") in Europe and other smaller trade shows internationally. At these smaller shows, we exhibit either directly or in partnership with our dealers. Our digital signage products are exhibited at A/V shows and other venues which market to our target customers for these products.

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

Sales of our broadcast products in the U.S., U.K. and France are made through our direct sales personnel as well as through dealers, independent representatives and systems integrators. Sales of our products outside of these geographic areas are made through dealers and sales representatives covering specific territories. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development teams. In 2006, we sold our products in over 40 countries around the world. Sales of our digital signage products are conducted largely through third-party dealers.

Service, Support and Training

For our broadcast products, we offer comprehensive technical service, support and training to our customers through 24-hours-per-day, seven-days-per-week, 52-weeks-per-year access to trained service and support professionals. Scalable and fixed-duration training courses are also available. These training courses range from one day to one week and consist of a mix of classroom discussions and hands-on training. We offer training courses for many of our products at our Melville, NY headquarters, or at customer sites. Chyron has also made training available to a wider user base by offering WebEx® courses, in which users can participate in interactive, online instruction.

We provide our broadcast customers with installation assistance, hardware and software maintenance contracts and spare parts. We believe that support contracts and a responsive spare parts supply facilitate customer satisfaction. We have also implemented WebEx to help customers resolve problems and update software on their systems. By using this tool, we can speed up repairs and cut costs by not having to send technicians to the customer site. Service is provided both domestically and internationally by us or through our appointed dealers and representatives. We also provide sales and service support to our dealers.

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

Research and Development

Our research and product development has primarily been focused on the revitalization and extension of our core products. During 2006, 2005 and 2004, we spent approximately $4.0 million, $2.9 million and $3.4 million, respectively, for research and development for new and existing products.

Manufacturing

Our final assembly, system integration and test operations are located in Melville, NY. We primarily use third-party vendors to manufacture and supply much of the hardware components and sub-assemblies. The Company relies on a limited number of suppliers for major hardware components. We are continually reviewing product specifications in order to diversify the sourcing of critical components. With our open architecture, we use more "off-the-shelf"

components than we have in the past. This not only permits us greater flexibility in sourcing of components, but provides better gross margins on our products through the attainment of lower costs through competitive sourcing and greater commonality of components among our products. We continue, however, to develop proprietary hardware to implement specialized features unique to Chyron.

Customers

There are no customers that individually represent in excess of 10% of our consolidated revenues for 2006, 2005 or 2004.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products and significant price erosion are all features of the industry in which we operate. An FCC ruling requires U.S. broadcasters to transition to digital television ("DTV") transmission by 2009. If a similar requirement were to be imposed by other government agencies worldwide, it would require large future capital expenditures by the broadcast industry. Management believes the FCC's ruling has created an opportunity for us in the market place.

At the same time last year, our ability to capitalize on this opportunity had been delayed due to slower-than-anticipated market acceptance and implementation of DTV transmission globally by broadcasters. The market for HD systems and applications has been steadily growing. The cycle necessary to drive the conversion to HD production and broadcast has finally started to gain momentum, with the drop in price of consumer HD flat panel TVs, the resulting acceleration in purchases and the expectation of consumers that they will be able to tune into HD broadcasts. Chyron is fully prepared with a comprehensive HD/SD-switchable product line that eliminates the need for a facility to budget twice for SD and HD equipment.

We are currently aware of several major and a number of smaller competitors. We believe our primary competitors are Avid Technology, Inc., and their Pinnacle Systems subsidiary, Vizrt Ltd. and Harris Corporation's Inscriber subsidiary. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which our Company operates, or may operate, are dominated by established vendors.

Patents and Proprietary Rights

All of our products are proprietary in that we have the exclusive right to manufacture them. We sell our products directly and through third-party dealers and agents under contractual arrangements with those third parties. Our success depends upon our ability to protect our proprietary intellectual property, technology and know-how and operate without infringing on the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and know-how, such as trade secret laws, trademark law, patent law, contractual provisions, confidentiality agreements and certain technology and security measures.

Our registered trademarks for our current product line are The Company The Whole World Watches, Chyron, CODI, Duet, Chyron Care, Intelligent Interface, Intelligent Interface (I2), HyperX, Newscrawl, Transform, Perfection of Image and Lyric. We also have rights in trademarks and service marks that are not federally registered, including WAPSTR and interFuse. We do not have registered copyrights on any of our intellectual property.

We have been awarded patents for our Duet (graphics system/CG) architecture and our interactive TV authoring software application. Our latest patent award was for technology that enables the integration of live television graphics data with a broad range of interactive media platforms and consumer electronics devices.

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

In addition, we are currently well into the process of bringing our products into compliance with RoHS (Restriction of Hazardous Substances) regulations, which were implemented in the European Union as of July 1, 2006.

Employees

As of December 31, 2006, the Company employed 100 persons worldwide. None of these employees are represented by a labor union. We also contract consulting personnel for specific functions or expertise. The number of consultants fluctuates according to our requirements.

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

We maintain Internet sites at www.chyron.com and www.chytv.com. We make available, free of charge, through our www.chyron.com website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. Our websites and the information contained posted on them or connected to them shall not be deemed to be incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Results

Our operating results may fluctuate from period to period and therefore may fail to meet expectations, which could cause our stock price to decline.

Our operating results have varied widely in the past and are likely to do so in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet expectations could cause our stock price to significantly fluctuate or decline.

Factors that relate to our internal operations and could cause our operating results to fluctuate include:

  the need for continual, rapid new product introductions,

  changes in our product mix,

  our inability to adjust our fixed costs in the face of any declines in sales,

  successful execution of our strategy to develop and market products for the TV broadcasting markets, namely, character generators, graphics platforms, video clip and still stores, channel branding, telestration software, workflow solutions, media management, Chyron MOS newsroom integration and XMP-based interFuse solutions, successful execution of our strategy to develop and market products for the digital signage market, including the ChyTV products,

  the quality and market acceptance of new products, and

  the timing and nature of selling and marketing expenses (such as trade shows and other promotions).

Factors that depend upon our suppliers and customers and could cause our operating results to fluctuate include:

  the timing of significant product orders, order cancellations and reschedulings,

  the availability of production capacity and fluctuations in the manufacturing yields at the facilities to which we subcontract our critical components,

  our ability and that of our suppliers to bring our entire product line in compliance with RoHS regulations, in effect since July 1, 2006 (affecting European Union sales only),

  the cost of raw materials and manufacturing services from our suppliers, and the financial stability of our suppliers and customers.

Factors that are industry risks and could cause our operating results to fluctuate include:

  intense competitive pricing pressures,

  introductions of or enhancements to our competitors' products,

  the cyclical nature of the broadcast industry,

  economic conditions affecting our customers and us,

  acceptance of our expanding workflow and asset management solutions, and acceptance of our new line of products that address the non-broadcast, digital signage market.

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

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing Windows®-based, open platform products. Our future success depends on our ability to develop, introduce and successfully market new products, including graphics systems and software that continues to replace our legacy iNFiNiT!, MAX!> and MAXINE! products and older graphics systems from the Duet graphics line. Our success also depends on the ability to cement our position in new segments of the broadcast market with our workflow and asset management, channel branding and Mobile Suite product lines. To date, we have been selling our graphics systems/CG products in increasing quantities, due in part to the increasing implementation of HD by the broadcast facilities. We have also had success with our CAMIO Newsroom Integration and Asset Management products. We must continue to increase our sales or our business will suffer. If any of the following occur, our business will be materially harmed:

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

For example, customers are beginning to use personal computers to edit graphics. This is a task that traditionally would have been completed on our lower-end standalone machines. We have answered this challenge with the development of offline versions of our graphics applications as partner products for our online graphics systems. These offline applications enable graphics creation on PCs for playout on Chyron systems.

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

If the digital video market does not grow quickly enough, we will be unable to increase our revenues.

Our future growth and success in our existing business lines will depend to a significant degree on the rate at which broadcasters and cable operators convert to digital video systems, and the rate at which digital video technology expands to additional market segments. Television broadcasters and cable television operators have historically relied on and utilized traditional analog technology. Although the acceptance of digital technology has gained significant momentum, the move from traditional analog technology to digital video technology continues to require a significant expense for television broadcasters and cable television operators. Accordingly, the use of digital video technology may not expand as quickly as anticipated among mid-size and smaller television broadcasters and cable television operators or into additional markets. If television broadcasters and cable television operators do not accept and implement digital video technology, or if the ruling of the FCC mandating these changes is repealed or amended, we may not be able to grow our existing business lines and our financial condition will suffer.

If the workflow and asset management solutions and Mobile Suite products do not produce as expected, then there will be a negative impact on revenue and earnings.

Chyron's investment in developing these new technologies has resulted in products that have shown great potential. As we are in relatively untested waters with the newest technologies, both from the standpoint of Chyron's traditional product line and the industry as a whole, there will be a process of maturation, in which some branches of development may lead to dead ends and require significant reconfiguration or cessation, and other branches which may prove immediately successful. In addition, as we move into producing workflow and asset management solutions to be installed in large facilities with complex requirements, we must ensure that the individual requirements of each customer implementing our solutions do not "invisibly" drain our resources in terms of time and manpower diverted to support. All of these factors could lead to an erosion of the profit realized by the sale of these products.

If our digital signage products do not produce as expected, then there will be a negative impact on revenue and earnings.

Chyron has entered the digital signage market with its ChyTV display system, catering to a non-broadcast market segment. Our entrance into this market is based on research results indicating that there is an increasing opportunity for these products among customers such as hospitals and medical offices, educational institutions, government facilities, retailers, corporations, independent and franchised restaurants/sports bars, car dealerships, etc. This technology is based on our existing, advanced video processing technology, which places the Company on firm ground with regard to the functionality of these types of products. Our success in this market has been growing, but we still must depend heavily on our A/V dealers to make new inroads.

Digital signage products are typically sold at low-cost. Because the target market differs markedly from the broadcast market, the sales and marketing strategy for this product line cannot be modeled on the sales and marketing structure currently in place for our broadcast products. The planned distribution channels do not, in the short term, involve brick-and-mortar, catalogue or online retail. Except for a small segment of sales, they also do not involve our direct sales force, as it is not cost-effective to deploy Chyron sales personnel whose efforts must remain focused on high-revenue broadcast products. As we go forward with our plan to partner with a network of professional A/V dealers, we may be required to depend initially on an untested, fragmented pool of third-party dealers, and systems-integrators with varying commitment to ChyTV sales, who will likely be selling ChyTV as an ancillary product to a set of related or unrelated products and/or services. If these distribution channels do not produce as anticipated, then growth and revenue will not meet expectations.

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

Since our systems have become Windows®-based, we have become vulnerable to issues which arise, both anticipated and unanticipated, whenever a current version of Windows® is updated or, a new version of Windows® is released. When a Windows® update is released, Lyric, other Chyron applications and/or the graphics systems may fail to function correctly or at all. Consequently, we incur expenditures conducting an investigation, and subsequently, devising a solution. This can be a time- and capital-consuming process. When a new version of Windows® is released, we are forced, against our schedule, to rigorously test all of our software and systems using the new version, investigate malfunctions, and re-engineer our software where necessary. This financial and labor expenditure is required in order for us to have the ability to officially represent our software and systems as supporting a specific version of Windows. Windows issues, while diverting engineering and capital resources, have not been considered a major risk to our overall success. In addition, the same issues affect our competitors as well. We would sacrifice market share, however, if we did not continue to develop and exploit the advantages of Windows® accessibility.

The effect on Chyron of Windows® Vista™, which was released in late 2006, has not yet been quantified. Support for Windows Vista may require significant rewrite of Lyric, Chyron MOS and other code. The expanded accessibility to Windows® code and availability of software development tools provided with Vista could possibly open the door to competitors which could potentially claim a portion of our business.

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

Many of these goals are beyond our traditional strengths. We anticipate that the efforts of our strategic partners will become more important as the use of open platform products become increasingly widespread; for example, we may become more reliant on strategic partners to provide multimedia content and build the necessary infrastructure for media delivery. In addition, the efforts of our strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before we realize any benefit.

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

We anticipate increased competition from companies with which we currently compete and from companies that may enter our industry. We believe our primary competitors are Avid Technology, Inc. and its Pinnacle Systems subsidiary, Vizrt Ltd. and Harris Corporation's Inscriber subsidiary.

We believe that our ability to compete depends on factors both within and outside of our control, including the success and timing of new product developments introduced by us and our competitors, product performance and price, market presence and customer support. We may not be able to compete successfully with respect to these factors. Maintaining any advantage that we may have, now or in the future, over our competitors will require our continuing investments in research and development, sales and marketing and customer service and support. In addition, as we enter new markets, we may encounter distribution channels, technical requirements and competitive factors that differ from those in the markets in which we currently operate. We may not be able to compete successfully in these new markets. In addition, increased competition in any of our current markets could result in price reductions, reduced margins or loss of market share, any of which could harm our business, financial condition and results of operations.

We may encounter periods of industry-wide, surface-mount components shortage, resulting in pricing pressure and a risk that we could be unable to fulfill our customers' requirements.

The semiconductor industry (from which surface-mount components are derived) has historically been characterized by wide fluctuations in the demand for, and supply of, its products, which feed the electronics, telecommunications and computer markets. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry-wide surface mount component shortage, which could result in severe pricing pressure. In a market with undersupply, we would have to compete with the larger customers of our vendors for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource a large proportion of our products, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future, industry-wide shortage of surface mount components or manufacturing capacity would materially harm our business.

We depend on a limited number of suppliers of surface-mount components.

We depend on a limited number of contract manufacturers to produce surface-mount components for our products. Our principal suppliers may experience unanticipated events that could inhibit their ability to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new surface-mount components or transferring existing design and specifications to a new third-party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our components may increase if we are required to use a new third-party manufacturer. If we fail to satisfy our manufacturing requirements, our business would be materially harmed.

We depend on the availability of specific off-the-shelf components.

If the supply of specific off-the-shelf components terminates due to either market demand or by choice of the manufacturer, then production, and therefore, revenue, could be negatively impacted. In addition, resources must be diverted to locate a replacement component, which must then be tested and qualified. If we fail to have the ability to seamlessly switch from a non-available component to a replacement, then our business would be materially harmed.

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

The legacy iNFiNiT!, MAX!> and MAXINE! products sold at prices that were higher than the current Chyron system prices. With advances in technology and introduction of Windows®-based operating systems, we have to strive continuously to provide more performance and characteristics in our products at lower prices. We may not be able to do so successfully in the future, thus negatively affecting our performance.

We depend upon third-party dealers to market and sell our products and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

We employ independent, third-party dealers to market and sell a significant portion of our products. During 2006, 30% of our sales were made through our dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives that will be able to market, sell and support our products effectively.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products.

Sales to customers located outside the United States accounted for 21% of our total sales in each of 2006, 2005 and 2004. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

In 2006 we denominated sales of our products in foreign countries exclusively in U.S. dollars, British Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

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

Any deviation or inaccuracy in these above factors could affect our quarterly revenue and results of operations. As a result, our stock price could materially fluctuate.

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

The steps we have taken regarding our proprietary technology, however, may not be sufficient to deter misappropriation. For example, we have rights in trademarks, service marks and copyrights that are not registered. In addition, the laws of certain countries in which our products are or may be developed, manufactured, sold or otherwise distributed do not protect our products and intellectual rights to the extent of the laws of the U.S. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties; however, employees may breach these agreements, and we may not have adequate remedies for any breach. In any case, others may come to know about or determine our trade secrets through a variety of methods.

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

Existing copyright, trademark, patent and trade secret laws afford only limited protection. Moreover, effective protection of copyrights, trade secrets, trademarks and other proprietary rights may be unavailable or limited in certain foreign countries and territories. Domestic and foreign laws, in combination with the steps we have taken to protect our proprietary rights, may not be adequate to prevent misappropriation of our technology or other proprietary rights. Also, these protections do not preclude competitors from independently developing products with functionality or features similar or superior to our products and technologies or designing around the patents we own or the technology we create.

Litigation may be necessary to defend against claims of infringement, to enforce our proprietary rights, or to protect trade secrets and that could result in substantial cost, and a diversion of resources away from the day-to-day operation of our business.

We are uncertain of our ability to obtain financing for our future needs, and liquidity issues have and may continue to increase our cost of capital.

At December 31, 2006, we had cash and cash equivalents of $2.4 million and working capital of $5.0 million.

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

The enactment by U.S. federal or state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could cause our customers to suffer, and thereby adversely affect our ability to continue to be profitable. Television operators are subject to extensive government regulation by the FCC and other U.S. federal and state regulatory agencies. These regulations could limit capital expenditures by television operators and if that occurs, our business, financial condition and results of operations may suffer.

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

Our officers, directors and 5% or more stockholders, together control approximately 39% (as of March 1, 2007) of our issued and outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have an effect on any potential change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

We have not issued dividends on our common stock for over fifteen years and do not anticipate doing so in the foreseeable future.

We have not paid cash dividends on our common stock since November 27, 1989 and do not anticipate paying any cash dividends in the foreseeable future. We intend to retain any earnings for use in our business. The decision to pay dividends in the future will be at the discretion of our board of directors. In addition, our lending agreement with our bank also restricts our ability to pay dividends without the bank's consent. The historical and prospective lack of issuing dividends may diminish the value of the common stock.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2006, there were 6.2 million potentially dilutive shares that would be issuable if all outstanding common stock options were exercised. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products introduced by us or our competitors and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2004 through March 1, 2007, the closing price of our common stock has ranged between $0.29 and $1.44. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock. In addition, our common stock is traded on the OTC Bulletin Board. You may expect trading volume to be low in such a market. Consequently, the activity of only a few shares may affect the market and may result in wide swings in price and in volume.

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

None.

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

Price Range of Common Stock

	High	Low
Year ended December 31, 2006
Fourth quarter	$1.44	$0.95
Third quarter	1.25	0.75
Second quarter	1.23	0.63
First quarter	0.75	0.52

Year ended December 31, 2005
Fourth quarter	$0.65	$0.35
Third quarter	0.55	0.37
Second quarter	0.45	0.29
First quarter	0.55	0.36

On March 1, 2007, the closing price of our common stock as reported on the OTC Bulletin Board was $1.15, the approximate number of holders of record of our common stock was 4,800, and the approximate number of common stock holders with accounts in street name was 4,300.

We have not declared or paid any cash dividends since November 27, 1989. We currently plan to retain our future earnings, if any, for use in the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. In addition, under the credit agreement with our lender, we are not permitted to pay any dividends without the bank's consent.

The following graph compares the five-year cumulative total return to shareholders on Chyron Corporation's common stock from 12/31/2001 through 12/31/2006, relative to the cumulative total returns of the Russell 2000 Index, and a customized peer group of two companies, which are: Avid Technology, Inc. and Vizrt Ltd. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, the major market index and the peer group on 12/31/2001.

	12/01	12/02	12/03	12/04	12/05	12/06

Chyron Corporation	100.00	96.30	114.81	177.78	225.93	440.74
Russell 2000	100.00	79.52	117.09	138.55	144.86	171.47
Peer Group	100.00	188.70	402.37	516.41	470.45	339.33

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in footnote 8 of the Consolidated Financial Statements for the year ended December 31, 2006 appearing in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. Statement of Operations Data for 2002-2003 has been restated to reflect the operations of Chyron UK Holdings Limited and its operating subsidiary, Pro-Bel Limited, as a discontinued operation.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2006	2005	2004	2003	2002
Statement of Operations Data:
Net sales	$26,246	$25,129	$23,238	$19,369	$21,063
Income (loss) from continuing
operations	3,121	706	305	(1,944)	(2,083)
Net income (loss)	3,121	706	305	(393)	(3,044)

Net income (loss) per share
- basic and diluted:
Continuing operations	$ 0.07	$ 0.02	$ 0.01	$ (0.05)	$ (0.05)
Discontinued operations				0.04	(0.03)
	$ 0.07	$ 0.02	$ 0.01	$ (0.01)	$ (0.08)
Weighted average number of
shares outstanding:
Basic	42,497	41,350	40,770	39,688	39,564
Diluted	45,147	41,774	41,375	39,688	39,564

	As of December 31,
	2006	2005	2004	2003	2002
Balance Sheet Data:
Cash and cash equivalents	$ 2,362	$ 2,331	$ 2,855	$ 6,968	$ 2,217
Working capital	5,049	3,464	3,773	7,957	2,441
Total assets	12,503	10,378	10,305	14,175	27,987
Long-term obligations	2,029	4,716	5,868	10,622	14,367
Shareholders' equity (deficit)	5,469	(593)	(1,321)	(1,581)	(2,363)

SELECTED QUARTERLY DATA

(Dollars in thousands except per share amounts)

				Per Share of
		Gross	Net Income	Common Stock
	Net Sales	Profit	(Loss)	Basic	Diluted
2006
First Quarter	$ 4,843	$ 3,167	$ (511)	$(0.01)	$(0.01)
Second Quarter	8,581	5,784	1,679	0.04	0.04
Third Quarter	6,448	4,519	157	0.00	0.00
Fourth Quarter(1)	6,374	4,171	1,796	0.04	0.04
	$26,246	$17,641	$3,121	$ 0.07	$ 0.07

2005
First Quarter	$ 5,975	$ 3,499	$(276)	$(0.01)	$(0.01)
Second Quarter	5,782	3,786	(169)	(0.00)	(0.00)
Third Quarter	6,564	3,940	456	0.01	0.01
Fourth Quarter	6,808	4,358	695	0.02	0.02
	$25,129	$15,583	$ 706	$ 0.02	$ 0.02

(1)  The fourth quarter of 2006 included a $1.7 million tax benefit that resulted from the reversal of a portion of our deferred tax valuation allowance.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, revenue recognition, investments, intangible assets, income taxes, financing, operations, warranty obligations, restructuring costs, healthcare costs and retirement benefits, forecasts of 2007 results, contingency plans, cash requirements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors. These include, but are not limited to, pricing pressures, customer requirements, supply issues, manufacturing performance, product development and general market conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

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

We are self-insured for healthcare costs up to certain stop-loss limits. Such costs are accrued based on known claims and an estimate of incurred, but not reported ("IBNR") claims. IBNR claims are estimated using historical lag information and other data provided by claims administrators. This estimation process is subjective, and to the extent that future actual results differ from original estimates, adjustments to recorded accruals may be necessary.

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized based primarily on projected future taxable income and the reversals of existing temporary differences. Additionally, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period this determination was made. For the year ended December 31, 2006, we determined that it was more likely than not, based on a reasonable business plan, that we would generate book and taxable income over the next three years, and therefore would be able to realize the benefit of a portion of our deferred tax assets, predominately comprised of net operating loss carryforwards. Therefore, we recorded an income tax benefit totaling $1.7 million which reflects a decrease in our valuation allowance.

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

Effective January 1, 2006, we adopted the provisions of Statement of Financial Accounting Standards (FAS) No. 123(R), "Share-Based Payment." As a result, we measure stock-based compensation at the grant date, based on the estimated fair value of the award. We estimate the fair value of stock options using the Black-Scholes valuation model which requires us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields. Although we believe our judgments, estimates and/or assumptions related to stock-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could affect our financial results.

Net sales include revenue derived from sales of products, software and services. We recognize revenue when it is realized or realizable and earned, when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured and all criteria of Statement of Position 97-2 ("SOP97-2"), "Software Revenue Recognition" or SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104") are met. Revenue is reduced for estimated customer returns and other allowances.

Revenue from product sales, which is accounted for under both SOP97-2 and SAB104 since software included in most of our products is considered to be more than incidental to the products as a whole, is recognized when title has passed (usually at the time the product is shipped to the customer) and there are no unfulfilled Company obligations that affect the customer's final acceptance of the arrangement. Revenue from one-time charge licensed software is recognized at the inception of the license term because no post contract support or upgrades or enhancements are included with the purchase of a license and all other revenue recognition criteria are met.

In connection with many of our product sales, customers may purchase a maintenance contract. Revenue from maintenance contracts is recognized ratably over the contractual period. We recognize revenue from training, installation or other services as the services are performed. Revenues from maintenance contracts and other services comprised less than 10% of total revenues in each year presented.

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

Approximately 30%, 27% and 32% of 2006, 2005 and 2004 consolidated revenues, respectively, were made to dealers and system integrators (collectively, "dealers"). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Revenues for 2006 and 2005 were as follows (in thousands):

	2006	% of Total	2005	% of Total
Broadcast graphics	$25,371	97%	$24,636	98%
Digital displays	875	3	493	2
	$26,246		$25,129

Revenues for the year ended December 31, 2006 were $26.2 million, an increase of $1.1 million, or 4% from the $25.1 million reported for the year ended December 31, 2005. Revenues derived from U.S. customers were $20.7 million in 2006 as compared to $19.8 million in 2005. Revenues derived from international customers were $5.5 million in 2006 and $5.3 million in 2005. The increase in broadcast graphics revenues is due to the increase in consumer demand for HD television content, requiring broadcasters to accelerate the implementation of their HD programs, resulting in increased demand for Chyron's HyperX systems. International revenues in 2006 were higher than 2005 in part as a result of a continuing European government's upgrade program and the result of the efforts of an expanded presence in Europe. We also expect that HDTV acceptance will also continue to increase internationally, which could be beneficial to Chyron in future periods. The increase in sales in our digital display product line is due to the expansion of our product offerings and the growth in our sales network.

Gross Profit. Gross margins for the year ended December 31, 2006 and 2005, were 67% and 62%, respectively. Gross margins in our broadcast graphics segment were 68% in 2006 and 62% in 2005. Improvements in gross margins are primarily a result of lower material costs. The reduction in material costs has been driven by several factors, primarily the result of newer technology, which lowers the purchase cost and also results in greater reliability and lower warranty costs. In addition, we have been able to purchase in greater quantities due to the interchangeability of components across product lines and overall higher sales volume. Gross margins in our digital display segment were 72% in 2005 and 59% in 2006. The higher gross margin in 2005 was due to a special consulting project whereas 2006 reflects a standard margin based on product sales.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for 2006 and 2005 were as follows (in thousands):

	2006	% of Total	2005	% of Total
Broadcast graphics	$10,545	86%	$10,468	88%
Digital displays	1,753	14	1,416	12
	$12,298		$11,884

The increase in SG&A expenses for the broadcast graphics segment was driven primarily by the adoption of FAS123(R). In addition to the impact of FAS123(R), trade shows and other marketing costs related to the promotion of digital display products accounted for the increase in that segment.

Research and Development Expenses. Research and development ("R&D") costs for 2006 and 2005 were as follows (in thousands):

	2006	% of Total	2005	% of Total
Broadcast graphics	$3,340	83%	$2,831	99%
Digital displays	701	17	36	1
	$4,041		$2,867

The primary factor contributing to the increase in the broadcast graphics segment is the Company's investment, primarily in the form of personnel and related costs, in the development of new products for HDTV, mobile content, and channel branding. The increase in R&D in the digital display segment is also due to the Company's investment, in the form of personnel and related costs, in new product offerings as this line is expanded.

Interest income and expense. Interest expense in 2006 approximated $0.17 million as compared to $0.2 million in 2005. This is a direct result of overall lower borrowings as our Series C and D debentures were paid off or converted to common stock during 2006. As of December 31, 2006 there are no outstanding balances on any debt or other borrowing arrangements.

Interest income increased slightly to $0.15 million primarily as a result of higher interest rates and overall higher cash balances that are invested overnight.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Income (Expense)
	2006	2005
Foreign exchange transaction gain (loss)	$ 84	$(94)
Subrental income	60	60
Other	3	21
	$147	$(13)

Income tax benefit. For the year ended December 31, 2006, we determined that it was more likely than not, based on a reasonable forecast of results, that we would generate both book and taxable income over the next three years, and therefore would be able to realize the benefit of a portion of our deferred tax assets, predominantly comprised of net operating loss carryforwards. Therefore, we recorded an income tax benefit totaling $1.7 million which reflects a decrease in our valuation allowance.

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

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased by $1.9 million, to $11.9 million in 2005 compared to $10.0 million in 2004. The primary reason contributing to the increase in SG&A expenses were increased operating expenses related to the new ChyTV product line of $1.1 million. Other increases were $0.2 million for consulting related to system upgrades, $0.2 million related to increased cost of employee benefits, $0.1 million for consulting services for Sarbanes-Oxley compliance, severance costs of $0.1 million, $0.1 million of trade show costs and $0.1 million of other selling expenses, including the costs of overseas sales offices.

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

Liquidity and Capital Resources

At December 31, 2006, we had cash on hand of $2.4 million and working capital of $5.0 million.

During 2006, net cash of $2.0 million was provided by operations, $0.7 million was used to acquire equipment and $1.3 million was used to retire all our outstanding indebtedness. The cash from operations was primarily driven by the net income, adjusted for non-cash charges. Inventories increased by approximately $0.8 million due to a wider variety of products, including products for the digital display product line, and manufacturing builds in the fourth quarter of 2006 to support a higher level of sales, that did not materialize, but will be sold in early 2007.

On March 1, 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The agreement also provides for a $1.5 million term loan which the Company drew down on March 20, 2006 in the amount of $1.3 million in order to redeem the Company's Series C Debentures. The term loan was payable in twenty-four equal installments plus interest at Prime + 1.75%. The Company was making monthly installments on the term loan since its inception and on December 28, 2006, the remaining balance on the term loan of $840 thousand was paid in full. The Company is required to maintain cash or availability of $1 million and minimum cumulative year-to-date EBITDA excluding FAS123(R) stock option expense as follows (2008 levels to be determined in late 2007):

YTD March 31, 2007	$ (225,000)
YTD June 30, 2007	300,000
YTD September 30, 2007	725,000
YTD December 31, 2007	1,200,000

The Company did not meet the EBITDA requirement of $100 thousand for Q1 2006, for which period a waiver was obtained. The Company did meet the cumulative year-to-date EBITDA requirement for all other quarters in 2006. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

On September 22, 2006, we notified all holders of our Series D 8% Convertible Subordinated Debentures ("Debentures") due December 31, 2007 of our intent to redeem, on October 9, 2006, all outstanding Debentures which aggregated to $2.66 million. All holders responded by electing to convert their Debentures. As a result, the total outstanding Debentures were converted into 4,098,303 shares of restricted common stock of the Company based upon the conversion price of $0.65 and all Debentures were cancelled.

Chyron's contractual obligations as of December 31, 2006, are as follows (in thousands):

	Payments Due by Period
		Less Than	One to
Contractual Obligations	Total	One Year	Four Years

Pension obligations	$2,115	$ 658	$1,457
Purchase commitments for inventory	148	148	-
Capital lease obligations	114	28	86
Operating lease obligations	1,142	440	702
Total	$3,519	$1,274	$2,245

The Company also takes into consideration the environment in which it operates when reviewing its liquidity and capital resource requirements. We provide graphics products to the broadcast industry for use in digital television. We have also expanded our product line to include video and digital signage products that provide for use in business and a general corporate environment. In 2006 this segment incurred an operating loss of approximately $2 million and we expect that it will continue to use cash in 2007 until optimum sales levels are achieved. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation, we have experienced increased costs of salaries and benefits and increased general and administrative expenses. We attempt to pass on increased costs and expenses by developing more useful and cost-effective products for our customers that can be sold at more favorable profit margins.

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

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We have completed our initial evaluation of the impact of the adoption of FIN 48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

Our Common Stock in 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make discretionary matching contributions of up to 20% of the first 10% of the compensation contributed by a participant. The Company has the option of making the matching contribution in cash or through the issuance of new previously unissued shares of Company stock. The cost associated with the Company's matching contribution was $0.08 million in cash in 2006 and $0.07 million in 2005 and 2004. A participant in the plan has 11 investment choices. One of these is our common stock, which participants may freely trade during non-restricted trading periods as defined in the Company insider-trading policy.

Transactions with Related Parties

The Company began fiscal 2006 with two series of debentures that had been issued to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series C Debentures, which totaled $1.3 million (original principal was $2.3 million and was partly redeemed in March 2005), were originally scheduled to mature in April 2006, but were redeemed in full in March 2006 by using the proceeds from a term loan provided by our bank. The Series C Debentures accrued interest on an annual basis at 7%, payable in kind, and carried a per share conversion price of $1.50. Interest expense attributable to these Series C Debentures totaled $19 thousand in 2006, $108 thousand in 2005 and $150 thousand in 2004.

The Series D Debentures, which totaled $2.8 million, were redeemed in full in October 2006, when all holders converted their debentures into 4,098,303 shares of restricted common stock of the Company based upon the conversion price of $0.65. The Series D Debentures earned interest annually at 8%, which was payable in kind when originally issued, and effective December 1, 2005 became payable in cash. Interest expense attributable to these Series D Debentures totaled $29 thousand in 2006, $71 thousand in 2005 and $51 thousand in 2004. The reported amount of interest expense has been adjusted as a result of amortization of a gain on exchange when the Series D were originally issued in 2004, that was deferred in accordance with SFAS No. 15. The amortization, which reduced interest expense, totaled $129 thousand in 2006 and 2005 and $118 thousand in 2004.

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.3 million, $0.2 million and $0.2 million during 2006, 2005 and 2004, respectively.

We have a 20% ownership in Video Technics, a company from which we purchase certain software products. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $0.2 million, $0.4 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sales of Aprisa products represented 1%, 2% and 9% of sales in 2006, 2005 and 2004, respectively.

In September 2004, Dr. Donald Greenberg, a Director, was awarded immediately vested, non-qualified stock options, with an exercise price of $0.48 per share, to purchase 50,000 shares of our common stock. We awarded these options as compensation for services rendered for providing advice relating to technology affecting our products.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

 MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For each of the years in 2006, 2005 and 2004, sales to foreign customers were 21% of total sales. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars. The net impact of foreign exchange transactions were a gain of $0.08 million, a loss of $0.09 million and a gain of $0.19 million for the years ended December 31, 2006, 2005 and 2004, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss.

Additionally, we are potentially exposed to interest rate risk with respect to any bank debt which would carry a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate. At December 31, 2006, there is no outstanding indebtedness with variable interest rates. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:	Page

Report of BDO Seidman, LLP, Independent Registered Public
Accounting Firm	43

Report of PricewaterhouseCoopers, LLP, Independent Registered
Public Accounting Firm	44

Consolidated Balance Sheets at December 31, 2006 and 2005	45

Consolidated Statements of Income for the Years Ended December 31, 2006,
2005 and 2004	46

Consolidated Statements of Cash Flows for the Years Ended December 31, 2006,
2005 and 2004	47

Consolidated Statements of Shareholders' Equity (Deficit) for the Years
Ended December 31, 2006, 2005 and 2004	48

Notes to the Consolidated Financial Statements	49

Financial Statement Schedule:

II - Valuation and Qualifying Accounts	74

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Chyron Corporation

We have audited the accompanying consolidated balance sheets of Chyron Corporation as of December 31, 2006 and 2005 and the related consolidated statements of income, shareholders' equity (deficit), and cash flows for the years then ended. We have also audited the schedule listed in the accompanying index for the years ended December 31, 2006 and 2005. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chyron Corporation at December 31, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule presents fairly, in all material respects, the information set forth therein for the years ended December 31, 2006 and 2005.

As discussed in Note 1 to the consolidated financial statements, in 2006 Chyron Corporation changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments."

As discussed in Note 1 to the consolidated financial statements, in 2006 Chyron Corporation adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" relating to its defined benefit plan.

/s/ BDO Seidman, LLP

Melville, New York

March 27, 2007

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Chyron Corporation:

In our opinion, the consolidated statements of operations, shareholders' (deficit) equity and cash flows for the year ended December 31, 2004 present fairly, in all material respects, the results of operations and cash flows of Chyron Corporation and its subsidiaries for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule for the year ended December 31, 2004 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Melville, New York
March 31, 2005

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,
Assets	2006	2005
Current assets:
Cash and cash equivalents	$ 2,362	$ 2,331
Accounts receivable, net	4,130	4,613
Inventories, net	2,958	2,492
Deferred taxes	270
Prepaid expenses and other current assets	334	283
Total current assets	10,054	9,719

Property and equipment, net	984	653
Deferred taxes	1,447
Other assets	18	6
TOTAL ASSETS	$12,503	$10,378

Liabilities and Shareholders' Equity (Deficit)
Current liabilities:
Accounts payable and accrued expenses	$ 2,818	$ 3,318
Convertible debentures		1,326
Deferred revenue	1,501	1,038
Pension liability	658	558
Capital lease obligations	28	15
Total current liabilities	5,005	6,255

Convertible debentures		2,793
Pension liability	1,457	1,490
Other liabilities	572	433
Total liabilities	7,034	10,971

Commitments and contingencies

Shareholders' equity (deficit):
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 45,649,005 and 41,378,610
at December 31, 2006 and 2005, respectively	456	414
Additional paid-in capital	75,025	71,989
Accumulated deficit	(69,874)	(72,995)
Accumulated other comprehensive loss	(138)	(1)
Total shareholders' equity (deficit)	5,469	(593)
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)	$12,503	$10,378

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
	Year Ended December 31,
	2006	2005	2004

Net sales	$26,246	$25,129	$23,238
Cost of sales	8,605	9,546	9,749
Gross profit	17,641	15,583	13,489

Operating expenses:
Selling, general and administrative	12,298	11,884	10,028
Research and development	4,041	2,867	3,357

Total operating expenses	16,339	14,751	13,385

Operating income	1,302	832	104

Interest expense	(170)	(219)	(441)
Interest income	150	106	74
Other income (expense), net	147	(13)	568

Income before income taxes	1,429	706	305
Income tax benefit	1,692

Net income	$3,121	$ 706	$ 305

Net income per share - basic and diluted	$ 0.07	$ 0.02	$ 0.01

Weighted average shares used in computing net income
per share:
Basic	42,497	41,350	40,770
Diluted	45,147	41,774	41,375

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,121	$ 706	$ 305
Adjustments to reconcile net income to net cash
provided by (used in) operating activities:
Depreciation and amortization	389	371	328
Gain on extinguishment of debt/sale of investments	(129)		(225)
Non-cash settlement of interest liability		160	291
Non cash compensation related to stock options	346
Deferred tax benefit	(1,717)
Inventory reserves	336	28	50
Other	26	55	144
Changes in operating assets and liabilities:
Accounts receivable	483	(1,225)	66
Inventories	(802)	50	(906)
Prepaid expenses and other assets	(80)	(10)	(94)
Accounts payable and accrued expenses	(500)	103	(460)
Deferred revenue	577	420	129
Other liabilities	(62)	(145)	(329)
Net cash provided by (used in) operating activities	1,988	513	(701)

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection and proceeds from sale of subsidiary, net		428	415
Proceeds from sale of investments			289
Acquisition of property and equipment	(659)	(197)	(443)
Net cash (used in) provided by investing activities	(659)	231	261

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on convertible debentures	(1,345)	(1,260)	(3,791)
Proceeds from exercise of options and warrants	68	5	130
Payments of capital lease obligations	(21)	(13)	(12)
Net cash used in financing activities	(1,298)	(1,268)	(3,673)

Change in cash and cash equivalents	31	(524)	(4,113)
Cash and cash equivalents at beginning of year	2,331	2,855	6,968
Cash and cash equivalents at end of year	$ 2,362	$ 2,331	$ 2,855

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 297	$ 27	$ 145
Assets acquired under capital lease	62	80
Series D Debentures converted to common stock	2,664

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)

(In thousands)

					Accumulated
			Additional	Accumulated	Other
			Paid-In	Equity	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance at January 1, 2004	40,688	$ 407	$71,795	$(74,006)	$ 223	$(1,581)

Net income				305		305

Cumulative translation adjustment					(1)	(1)

Unrealized loss on available for sale
securities					(223)	(223)

Total comprehensive income						81

Shares issued upon exercise of stock
options and warrants	549	5	133			138

Shares issued to 401K plan	89	1	40			41

Balance at December 31, 2004	41,326	413	71,968	(73,701)	(1)	(1,321)

Net income and comprehensive income				706		706

Shares issued upon exercise of stock
options	17		5			5

Shares issued to 401K plan	36	1	16			17

Balance at December 31, 2005	41,379	414	71,989	(72,995)	(1)	(593)

Net income				3,121		3,121

Effect of pension benefit costs related
to adoption of FAS 158					(143)	(143)

Cumulative translation adjustment					6	6

Total comprehensive income						2,984

Non cash compensation related to
stock options			346			346

Shares issued upon exercise of
stock options	172	1	67			68

Shares issued upon conversion of
Series D Debentures	4,098	41	2,623			2,664

Balance at December 31, 2006	45,649	$ 456	$75,025	$(69,874)	$ (138)	$5,469

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. In January 2005, Chyron introduced the ChyTV product line providing low-cost, easy to use graphics for microcasting and digital signage applications. ChyTV which is part of the Company's digital display division, represents a reporting segment for the Company.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, stock compensation, allowances for doubtful accounts and reserves for warranty and incurred but not reported ("IBNR") health insurance claims. Actual results could differ from those estimates.

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

Revenue Recognition

Net sales include revenue derived from sales of products, software and services. We recognize revenue when it is realized or realizable and earned, when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured and all criteria of Statement of Position 97-2 ("SOP97-2"), "Software Revenue Recognition" or SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104") are met. Revenue is reduced for estimated customer returns and other allowances.

Revenue from product sales, which is accounted for under both SOP97-2 and SAB104 since software included in most of our products is considered to be more than incidental to the products as a whole, is recognized when title has passed (usually at the time the product is shipped to the customer) and there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Revenue from one-time charge licensed software is recognized at the inception of the license term because no post contract support or upgrades or enhancements are included with the purchase of a license and all other revenue recognition criteria are met.

In connection with many of our product sales, customers may purchase a maintenance contract. Revenue from maintenance contracts, which approximated 4.8% and 4.9% of our 2006 and 2005 revenues, respectively, is recognized ratably over the contractual period. We recognize revenue from training, installation or other services as the services are performed. Revenues from maintenance contracts and other services comprised less than 10% of total revenues in each year presented.

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

Approximately 30%, 27% and 32% of 2006, 2005 and 2004 consolidated revenues, respectively, were made to dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as a component of cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.26 million in 2006, $0.26 million in 2005 and $0.13 million in 2004.

Income Taxes

We account for income taxes under an asset and liability approach in accordance with the provisions of Statement of Financial Accounting Standards No. 109 ("SFAS109"), Accounting for Income Taxes. Under this method, deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

Foreign Currencies

Assets and liabilities of our foreign subsidiaries, which are of immaterial amounts, are translated into U.S. dollars at the current rate of exchange, while revenues and expenses are translated at the average exchange rate during the year. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2006, 2005 and 2004 were a gain of $0.08 million, a loss of $0.09 million, and a gain of $0.19 million, respectively.

Net Income Per Share

We report our net income per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate earnings per share are as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Basic weighted average shares outstanding	42,497	41,350	40,770
Effect of dilutive stock options	1,806	424	340
Effect of dilutive warrants			265
Effect of dilutive convertible debentures	844
Diluted weighted average shares outstanding	45,147	41,774	41,375

Weighted average shares which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive
Stock options	1,251	4,733	3,672
Convertible debentures		4,989	5,233
Warrants		73	953
	1,251	9,795	9,858

As of December 31, 2006, all previously outstanding warrants have expired and all Debentures have been redeemed or converted.

Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period. Total stock compensation expense for 2006 amounted to $346,000 and impacted diluted earnings per share by approximately $0.01 per share. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of SFAS 123, it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under SFAS 123, except that forfeitures rates will be estimated for all options, as required by FAS123(R). The cumulative effect of applying the forfeiture rates is not material.

Awards granted prior to the adoption of FAS123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the years ended December 31, 2005 and 2004 because all options had exercise prices equal to the market value of the underlying stock on the date of grant. The following table illustrates the effect on net income and net income per common share if the fair value method had been applied (in thousands except per share amounts):

	Year ended December 31,
	2005	2004
Net income as reported	$ 706	$ 305
Deduct: Total stock-based employee compensation
expense determined under fair value based method	(819)	(242)
Pro forma net income (loss)	$ (113)	$ 63
Net income (loss) per share - basic and diluted:
As reported	$ 0.02	$ 0.01
Pro forma	$(0.00)	$ 0.00

Retirement-Related Benefits

We account for our defined benefit pension plan using appropriate actuarial methods and assumptions, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability. As a result of these adjustments, the current funded status of our defined benefit pension plan is reflected in the Company's consolidated balance sheet as of December 31, 2006. See Note 11 to the consolidated financial statements.

Recent Accounting Pronouncements

In July 2006, the FASB issued FASB Interpretation No. ("FIN") 48, Accounting for Uncertainty in Income Taxes - An Interpretation of FASB Statement No. 109, which prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 will be effective for fiscal years beginning after December 15, 2006 with the cumulative effect of the change in accounting principle recorded as an adjustment to the opening balance of retained earnings. We have completed our initial evaluation of the impact of the adoption of FIN48 and determined that such adoption is not expected to have a material impact on our financial position or results from operations.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" ("SFAS No. 157"). SFAS No. 157 establishes a common definition for fair value to be applied to U.S. GAAP guidance requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.58 million at December 31, 2006 and 2005. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2006 and 2005, receivables included approximately $1.2 million and $1.0 million, respectively, due from foreign customers.

Bad debt expense amounted to zero in 2006, 2005 and 2004. We record an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible and an additional allowance based on historical experience and management's assessment of the general financial conditions affecting our customer base. We also evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or credit insurance) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

3. INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2006	2005
Finished goods	$ 418	$ 540
Work-in-progress	160	329
Raw material	2,380	1,623
	$2,958	$2,492

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2006	2005
Machinery and equipment	$1,459	$6,086
Furniture and fixtures	805	1,136
Leasehold improvements	99	556
	2,363	7,778
Less: Accumulated depreciation
and amortization	1,379	7,125
	$ 984	$ 653

The reductions in the gross amounts, and related accumulated depreciation, of all categories of property and equipment result from the disposal of items that were no longer in service and were fully depreciated.

Depreciation expense, which includes amortization of assets under capital lease, was $0.4 million, $0.4 million and $0.3 million in 2006, 2005 and 2004, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2006	2005
Accounts payable	$1,090	$1,635
Accrued salaries, bonuses and vacation pay	1,271	905
Accrued warranty (Note 12)	50	223
Other	407	555
	$2,818	$3,318

Included in other accrued expenses at December 31, 2006 and 2005 is $0.2 million related to the Company's estimate of incurred, but not reported, healthcare claims.

6. CREDIT FACILITY

At December 31, 2005, the Company had a $2.5 million working capital line of credit with a U.S. bank which extended through April 14, 2006. Under the agreement, the Company had the ability to borrow on a revolving credit basis based on levels of eligible accounts receivable. Interest was payable at prime +1.5% and we were required to maintain certain levels of tangible net worth (as defined in the then existing agreement) and cash or availability of $0.5 million. At December 31, 2005, available borrowings under the then existing lines of credit were $2.5 million.

On March 1, 2006, the Company amended its lending agreement to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At December 31, 2006, available borrowings on the revolver were $1.5 million. No amounts have been borrowed under the revolver since its inception. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The lending agreement also provides for a $1.5 million term loan which the Company drew down on March 20, 2006 in the amount of $1.3 million in order to redeem the Series C Debentures which were scheduled to mature in April 2006. The term loan was payable in twenty-four equal installments plus interest at Prime + 1.75%. The Company was making monthly installments on the term loan since its inception and on December 28, 2006 the remaining balance on the term loan of $840 thousand was paid in full. The Company is required to maintain cash or availability of $1 million and minimum cumulative year-to-date EBITDA excluding FAS123(R) stock option expense, as follows (2008 levels to be determined in late 2007):

YTD March 31, 2007	$ (225,000)
YTD June 30, 2007	300,000
YTD September 30, 2007	725,000
YTD December 31, 2007	1,200,000

The Company did not meet the EBITDA requirement of $100 thousand for Q1 2006, for which period a waiver was obtained. The Company did meet the EBITDA requirement for all other quarters in 2006. As is usual and customary in such lending agreements, the agreement also contains certain non-financials requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

7. SUBORDINATED CONVERTIBLE DEBENTURES

	December 31,
	2006	2005
Series C Convertible Debentures	$ 0	$1,326
Series D Convertible Debentures	0	2,793
	$ 0	$4,119

The Company began fiscal 2006 with two series of debentures that had been issued to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series C Debentures, which totaled $1.3 million (original principal was $2.3 million and was partly redeemed in March 2005), were originally scheduled to mature in April 2006, but were redeemed in full in March 2006 by using the proceeds from a term loan provided by our bank. The Series C Debentures accrued interest on an annual basis at 7%, payable in kind, and carried a per share conversion price of $1.50. Interest expense attributable to these Series C Debentures totaled $19 thousand in 2006, $108 thousand in 2005 and $150 thousand in 2004.

The Series D Debentures, which totaled $2.8 million, were redeemed in full in October 2006, when all holders converted their debentures into 4,098,303 shares of restricted common stock of the Company based upon the conversion price of $0.65. The Series D Debentures earned interest annually at 8%, which was payable in kind when originally issued, and effective December 1, 2005 became payable in cash. Interest expense attributable to these Series D Debentures totaled $29 thousand in 2006, $71 thousand in 2005 and $51 thousand in 2004. The reported amount of interest expense has been adjusted as a result of amortization of a gain on exchange when the Series D were originally issued in 2004 that was deferred in accordance with SFAS No. 15. The amortization, which reduced interest expense, totaled $129 thousand in 2006 and 2005 and $118 thousand in 2004.

8. LONG-TERM INCENTIVE PLAN

Incentive awards are provided to employees under the terms of our 1999 Incentive Compensation Plan. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of our board of directors. The Plan is administered by a committee, designated by the board, to determine the time and circumstances under which an employee option may be exercised. Generally, options vest 1/3 each year, are fully vested three years from grant date and have a term of ten years. At December 31, 2006, there were 0.7 million shares available to be granted under the Plan.

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Because the Company previously adopted only the pro forma disclosure provisions of FAS123(R), it will recognize compensation cost relating to the unvested portion of awards granted prior to the date of adoption, using the same estimate of the grant-date fair value and the same attribution method used to determine the pro forma disclosures under FAS123(R), except that forfeitures rates will be estimated for all options. The cumulative effect of applying the forfeiture rates upon adoption is not material. The Company determined its APIC pool to be zero.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted during the years ended December 31, 2006, 2005 and 2004, were estimated based on the following weighted average assumptions:

	2006	2005	2004
Expected volatility	106.1%	95.9%	108.1%
Risk-free interest rate	4.77%	3.85%	3.48%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	4.0	4.0	4.0
Estimated fair value per option granted	$0.66	$0.26	$0.44

Stock option activity under the Plan, is as follows:
			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contracted	intrinsic
	options	price	term (years)	value
Balance at January 1, 2004	3,187,882	$1.16
Options granted	2,112,050	0.60
Options exercised	(72,000)	0.30
Options forfeited and canceled	(291,035)	0.97
Outstanding at December 31, 2004	4,936,897	0.94
Options granted	924,500	0.39
Options exercised	(17,333)	0.28
Options forfeited and canceled	(595,831)	1.04
Outstanding at December 31, 2005	5,248,233	0.84
Options granted	1,308,500	0.88
Options exercised	(172,092)	0.39
Options forfeited and cancelled	(220,212)	2.75
Options outstanding at December 31, 2006	6,164,429	0.79	6.86	$3,354,808
Options exercisable at December 31, 2006	4,843,229	0.79	6.21	$2,817,991

The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was approximately $117,000.

The impact on our results of operations of recording share-based compensation expense for the year ended December 31, 2006 is as follows:

Cost of sales	$ 51,970
Research and development	103,941
Selling, general and administrative	190,558
$346,469

As of December 31, 2006, there was approximately $575,000 of total unrecognized share-based compensation expense related to options granted under our plans that will be recognized over the next three years.

A summary of our non-vested options as of December 31, 2006 and changes during the year 2006 is presented below:

		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2006	885,583	$0.26
Granted	1,308,500	0.66
Vested	(652,671)	2.88
Forfeited and cancelled	(220,212)	0.91
Nonvested at December 31, 2006	1,321,200	0.58

Pursuant to authorization received from the Board of Directors, on February 3, 2005 the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $0.47 per share. These options were originally scheduled to vest in equal increments at the end of each of the first, second and third years following their grant date. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense, under FAS123(R). The financial effect was to accelerate the proforma compensation expense and thereby avoid recording compensation expense of $0.29 million in 2006 and $0.15 million in 2007 that would have been required once FAS123(R) was implemented. As a result of the acceleration of vesting, options to purchase 1,503,939 shares of the Company's common stock became immediately exercisable. The following table summarizes the accelerated stock options:

Exercise	Number of Option Shares Accelerated from
Price	Original Vesting in
	2005	2006	2007	Total
$0.67	0	400,611	400,611	801,222
0.62	73,333	73,333	73,334	220,000
0.51	0	1,500	1,500	3,000
0.48	159,905	159,906	159,906	479,717
	233,238	635,350	635,351	1,503,939

9. OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign	Net unrealized		Accumulated
	Currency	Loss on	Pension	Other
	Translation	Marketable	Benefit	Comprehensive
	Adjustments	Securities	Costs	Income (Loss)

January 1, 2004	-	$223	-	$223
Change for period	$ (1)	(223)	-	(224)
December 31, 2004	(1)	-	-	(1)
Change for period	-	-	-	-
December 31, 2005	(1)	-	-	(1)
Change for period	6	-	$(143)	(137)
December 31, 2006	$ 5	$ -	$(143)	$(138)

10. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Net operating loss carryforwards	$16,927	$17,059
Capital loss carryforwards	4,973	4,973
Temporary differences:
Inventory	2,006	2,255
Fixed assets and capitalized software	821	1,035
Other liabilities	1,021	997
Accounts receivable and other assets	685	685
	26,433	27,004

Deferred tax valuation allowance	24,716	27,004
	$ 1,717	$ 0

At December 31, 2006, we had U.S. net operating loss carryforwards ("NOLs") of approximately $50 million expiring between the years 2007 through 2024. The $16,927 above is the estimated tax benefit (at approximately 34% tax rate) that would be realized upon realization of those NOLs against future taxable income. Also at December 31, 2006, we had capital loss carryforwards of approximately $15 million that expire in 2008. The $4,973 above is the estimated tax benefit (at approximately 34% tax rate) that would be realized upon realization of these capital loss carryforwards against future capital gains.

SFAS 109 requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. In making this determination, we consider all available positive and negative evidence and make certain assumptions. We consider, among other things, our deferred tax liabilities, the overall business environment, our historical earnings and losses and our outlook for future years.

For the year ended December 31, 2006, we determined that it was more likely than not, based on a reasonable forecast of results, that we would generate book and taxable income over the next three years, and therefore would be able to realize the benefit of a portion of our deferred tax assets, predominantly comprised of net operating loss carryforwards. Therefore, we recorded an income tax benefit totaling $1.7 million which reflects a decrease in our valuation allowance.

Our income tax benefit for the year ended December 31, 2006, consisted of the following (in thousands):

Current foreign tax provision	$ (25)
Decrease in valuation allowance	1,717
$1,692

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2006		2005		2004
	Amount	%	Amount	%	Amount	%
Federal income tax at
statutory rate	$486	34.0	$ 240	34.0	$ 104	34.0
Permanent differences	123	8.6	(7)	(1.0)	37	12.1
International taxes and rate differentials	(13)	(0.9)	0	0.0	(2)	(0.8)
Effect of valuation allowance of
deferred tax assets	(2,288)	(160.1)	(233)	(33.0)	(139)	(45.3)
	$(1,692)	(118.4)	$ 0	0.0	$ 0	0.0

11. BENEFIT PLANS

Chyron has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. During 2006, the U.S. Pension Plan was closed to new employees that joined the Company after October 1, 2006. Pension expense is actuarially determined using the projected unit credit method. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA). During 2007, we expect to contribute $0.7 million for the 2006 and 2007 plan years, based on these funding requirements. In addition, in 2007, the Company intends to pay all plan expenses, as permitted by ERISA. Furthermore, subject to cash flow levels, it is the Company's intention to make additional contributions to the plan to reduce the unfunded liability. We use a December 31 measurement date to determine pension benefit obligations.

Effective December 31, 2006, the Company adopted SFAS No. 158, which required the recognition of pension obligations and actuarial gains or losses, prior service costs or credits and transition assets or obligations that had previously been deferred under the reporting requirement of FASB Statements No. 87, 88,106 and 132(R). The following table reflects the effects of the adoption of SFAS No. 158 on our consolidated balance sheet as of December 31, 2006 (in thousands).

	Before Application		After Application
	of SFAS No. 158	Adjustments	of SFAS No. 158
Current pension liability	$ 658		$ 658
Long term pension liability	1,314	143	1,457
Total liabilities	6,891	143	7,034
Accumulated other comprehensive income (loss)	5	(143)	(138)
Total shareholders' equity	5,612	(143)	5,469

Amounts not yet recognized in net periodic cost and included in accumulated other comprehensive income (AOCI) of $143K consists of:

Unrecognized prior service benefit	$ 239
Unrecognized net actuarial loss	(382)
Total in AOCI	(143)
Net periodic cost in excess of
cumulative employee contributions	(1,972)
Net amount recognized in the
statement of financial position	$(2,115)

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2006	2005
Reconciliation of projected benefit obligation:
Obligation at January 1	$4,169	$3,342
Service cost	434	383
Interest cost	224	189
Actuarial losses	-	310
Benefit payments	(190)	(55)
Obligation at December 31	$4,637	$4,169

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$1,985	$1,635
Actual return on plan assets	169	43
Employer contributions	558	362
Benefit payments	(190)	(55)
Fair value of plan assets at December 31	$2,522	$1,985

Funded Status:
Funded status at December 31	$(2,115)	$(2,184)
Unrecognized prior-service cost	-	(273)
Unrecognized gain	-	409
Net amount recognized	$(2,115)	$(2,048)

Projected benefit obligation	$4,637	$4,169
Accumulated benefit obligation	3,822	3,252
Fair value of plan assets	2,522	1,985

	2006	2005	2004
Components of net periodic pension cost:
Service cost	$433	$383	$296
Interest cost	224	189	169
Expected return on plan assets	(153)	(154)	(125)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of prior (gain) loss	12	-	(9)
Net periodic benefit cost	$482	$384	$297

	2006	2005	2004
Weighted-average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	5.5%	5.5%	6.0%
Expected long term return on plan assets	7.5%	8.5%	8.5%
Rate of compensation increase	4.0%	4.0%	4.0%

Weighted-average assumptions used to
determine pension benefit obligation
as of December 31:
Discount rate	5.75%	5.5%	5.5%
Rate of compensation increase	4.00%	4.0%	4.0%

The assumed expected long-term rate of return on plan assets is an estimate based on our plan investment guidelines which specify our strategic asset allocation, historical performance for the various asset classes in our strategic allocation, and our expectations for long-term rates of return for these various asset classes. We recognize that market performance varies and that our assumed expected long-term rate of return may not be meaningful during some periods. We re-evaluate our assumed expected long-term rate of return on plan assets annually through discussion with our plan investment manager. We select that return which we believe best reflects a reasonable expected return on funds invested and to be invested to provide for the benefits included in the projected benefit obligation. Based on our analysis and in consideration of our actual investment experience over the past three years, we lowered our assumption from 8.5% to 7.5% in 2006, which effect is to increase net periodic pension cost. The overall investment objective for the pension plan investment portfolio is to achieve the highest level of return with the least amount of risk. In April 2006, we changed our target allocation from 50% (+1-5%) equity securities, 40% (+1-5%) fixed income securities and 10% (+1-10%) cash and cash equivalents to the below target allocations in effect for 2007. Our actual pension plan asset allocations at December 31, 2006 and 2005 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2007	2006	2005
Equity securities	55% (+1-5%)	45%	50%
Debt securities	35% (+1-5%)	31%	38%
Cash and cash equivalents	10% (+1-10%)	24%	12%

The accumulated benefit obligation was $3.82 million and $3.23 million at December 31, 2006 and 2005, respectively.

The following table presents estimated future benefit payments over the next ten years (in thousands):

2007	$ 166
2008	264
2009	524
2010	150
2011	143
2012 to 2016	1,177

The amortization of gains and losses is determined by using a 10% corridor of the greater of the market-related value of assets and the projected benefit obligation. Total unamortized gains and losses in excess of the corridor are amortized into income over the average remaining future service. Prior service costs/(benefits) are amortized over the average remaining future service at the time the prior service was established. Average remaining future service as of January 1, 2006 was about 10.2 years.

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary matching contributions of up to 20% of the first 10% of the compensation contributed by a participant. The Company has the option of making the matching contributions in cash or through the issuance of new previously unissued shares of Company stock. The charge to earnings for the cost of the matching contributions was $0.08 million in 2006 and $0.07 million in each of 2005 and 2004. Employees will vest in the matching contributions in equal increments annually over three years.

We also have several U.K. employees that are provided with pension benefits through the Chyron International Corporation Group Personal Pension Plan (the "CIC Pension Plan"). Under the CIC Pension Plan, each member has an individual account within the defined contribution plan and the Company contributes monthly an amount equal to a percentage of his/her salary, currently ranging from 0% to 16.7%.

12. PRODUCT WARRANTY

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

	2006	2005	2004

Balance at beginning of period	$ 223	$ 50	$ 50
Provisions (credits)	(152)	396	183
Warranty services provided	(21)	(223)	(183)
	$ 50	$ 223	$ 50

13. COMMITMENTS AND CONTINGENCIES

At December 31, 2006, we were obligated under operating and capital leases, expiring at various dates through 2011, covering facility space and equipment as follows (in thousands):

	Operating	Capital

2007	$440	$ 28
2008	456	34
2009	246	33
2010	-	15
2011	-	4

The operating leases contain provisions for escalations and for facility maintenance. Total rent expense was $0.43 million, $0.44 million and $0.39 million for 2006, 2005 and 2004, respectively.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. In addition, three executive officers have change in control agreements entitling them to certain additional benefits. Had all such key and other covered employees been terminated at December 31, 2006, the estimated total severance and benefits upon a change in control would have approximated $2.3 million.

At December 31, 2006, we had firm purchase commitments for inventory components of $0.15 million that will come due in the first quarter of 2007.

We, from time to time, are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

14. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.3 million, $0.2 million and $0.2 million during 2006, 2005 and 2004, respectively.

We have a 20% ownership in Video Technics, a company from which we purchase certain software products. The purchase price of the software is based on market conditions and competitive offerings. Purchases of Aprisa Clip/Stillstore products from Video Technics were approximately $0.2 million, $0.4 million and $0.8 million for the years ended December 31, 2006, 2005 and 2004, respectively. Sales of Aprisa products represented 1%, 2% and 9% of sales in 2006, 2005 and 2004, respectively.

In September 2004, Dr. Donald Greenberg, a Director, was awarded immediately vested, non-qualified stock options, with an exercise price of $0.48 per share, to purchase 50,000 shares of our common stock. We awarded these options as compensation for services rendered for providing advice relating to technology affecting our products.

15. SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our current operations through two reportable segments: broadcast graphics and digital displays, which started in January 2005. The broadcast graphics segment supplies graphics hardware and software to the broadcast industry. Our digital displays segment provides low-cost graphics for digital signage applications.

The following table presents information about our segments (in thousands):

	2006	2005
Net sales
Broadcast graphics	$25,371	$24,636
Digital displays	875	493
Operating income (loss)
Broadcast graphics	3,244	1,929
Digital displays	(1,942)	(1,097)
Identifiable assets
Broadcast graphics	12,006	9,920
Digital displays	497	458

The details of the Company's geographic sales are as follows (in thousands):

	2006	2005	2004
Revenues from external customers:
United States	$20,658	$19,761	$18,308
Europe	3,596	3,139	3,562
Rest of world	1,992	2,229	1,368
	$26,246	$25,129	$23,238

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

As of December 31, 2006, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures are effective as of December 31, 2006. There have been no changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for herein will be presented under the captions ELECTION OF THE BOARD OF DIRECTORS, SECTION 16(a) REPORTING COMPLIANCE AND AUDIT COMMITTEE REPORT, in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act by April 28, 2007, in connection with the 2007 annual meeting of stockholders of Chyron ("Proxy Statement"), and is incorporated herein by reference in response to this item.

We have a written code of ethics for senior financial officers. The Company will provide to any person, without charge, a copy of such code of ethics, upon written request to: Ms. Margaret Roed, Chyron Corporation, 5 Hub Drive, Melville, NY 11747.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for herein will be presented under the captions COMPENSATION COMMITTEE REPORT, COMPENSATION DISCUSSION AND ANALYSIS, EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION, COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION, AND STOCK PERFORMANCE CHART in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for herein will be presented under the captions PRINCIPAL SHAREHOLDERS - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS and SECURITY OWNERSHIP OF MANAGEMENT in our Proxy Statement, and is incorporated herein by reference in response to this item. The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in footnote 8 of the Consolidated Financial Statements for the year ended December 31, 2006 appearing in this Annual Report on Form 10-K.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                      DIRECTOR INDEPENDENCE

The information called for herein will be presented under the caption ELECTION OF THE BOARD OF DIRECTORS - BOARD OF DIRECTORS AND COMMITTEES OF THE BOARD OF DIRECTORS AND CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein will be presented under the caption REPORT OF THE AUDIT COMMITTEE in our Proxy Statement, and is incorporated herein by reference in response to this item.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

See index to Consolidated Financial Statements on page 42.

(2)  Financial Statement Schedule

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 15(d) found on page 74.

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2006, 2005 and 2004.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

(3)  Financial Statement Exhibits

See list of exhibits to the Financial Statements in Section (c) below.

(c)	Exhibits	Note

3.	Articles of Incorporation and By-Laws.
(a)	Restated Certificate of Incorporation of Chyron Corporation	(1)
(b)	Amended and Restated By-Laws of Chyron Corporation,
	adopted October 28, 1998	(3)
(c)	Amendment of Certificate of Incorporation of Chyron Corporation,
	adopted January 24, 1997	(2)

4.	Instruments defining rights of security holders, including debentures.
(a)	Form of Series C 7% Subordinated Convertible Debenture Due
	December 31, 2005	(5)
(b)	Form of Series D 8% Subordinated Convertible Debenture Due
	December 31, 2006	(5)
(c)	Amendment to Series C 7% Subordinated Convertible Debentures
	dated March 22, 2005	(9)
(d)	Amendment to Series D 8% Subordinated Convertible Debentures
	dated November 30, 2005	(11)
71
10.	Material Contracts.
(a)	Indemnification Agreement between Chyron Corporation and
	Donald P. Greenberg dated November 19, 1996	(2)
(b)	Indemnification Agreement between Chyron Corporation and
	Roger Henderson dated November 19, 1996	(2)
(c)	Indemnification Agreement between Chyron Corporation and
	Christopher R. Kelly dated July 18, 2002	(4)
(d)	Indemnification Agreement between Chyron Corporation and
	Eugene M. Weber dated November 19, 1996	(2)
(e)	Indemnification Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated November 19, 1996	(2)
(f)	Indemnification Agreement between Chyron Corporation and
	Jerry Kieliszak dated July 18, 2002	(4)
(g)	Indemnification Agreement between Chyron Corporation and
	Kevin Prince dated October 1, 2004	(6)
(h)	Indemnification Agreement between Chyron Corporation and Jerry Kieliszak,
	Trustee, Chyron Corporation 401(k) Plan, effective March 1, 2002	(4)
(i)	Indemnification Agreement between Jerry Kieliszak, Trustee, and
	Chyron Corporation Employees' Pension Plan, effective March 1, 2002	(4)
(j)	Employment Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated March 2, 2005	(8)
(k)	Silicon Valley Bank First Loan Modification Agreement
	dated February 24, 2005	(7)
(l)	Silicon Valley Bank Loan and Security Agreement
	dated April 29, 2004	(7)
(m)	Silicon Valley Bank Side Letter to Loan and Security Agreement
	dated April 29, 2004	(7)
(n)	Silicon Valley Bank Second Loan Modification Agreement
	dated March 22, 2005	(9)
(o)	Silicon Valley Bank Third Loan Modification Agreement
	dated August 12, 2005	(10)
(p)	Silicon Valley Bank Fourth Loan Modification Agreement
	dated March 1, 2006	(12)
(q)	Silicon Valley Bank Fifth Loan Modification Agreement
	dated March 22, 2007	(14)

14.	Code of Ethics for Senior Financial Officers	(5)

23.1	Consent of PricewaterhouseCoopers LLP	(13)

23.2	Consent of BDO Seidman, LLP	(13)
72
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or
	15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or
	15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

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

(7) Incorporated herein in its entirety by reference to Form 8-K dated February 24, 2005.

(8) Incorporated herein in its entirety by reference to Form 8-K dated March 2, 2005.

(9) Incorporated herein in its entirety by reference to Form 8-K dated March 22, 2005.

(10) Incorporated herein in its entirety by reference to Form 10-Q dated August 12, 2005.

(11) Incorporated herein in its entirety by reference to Form 8-K dated November 20, 2005.

(12) Incorporated herein in its entirety by reference to Form 8-K dated March 2, 2006.

(13) Attached hereto in this Annual Report for the fiscal year ended December 31, 2006 on Form 10-K dated March 30, 2007.

(14) Incorporated herein in its entirety by reference to Form 8-K dated March 22, 2007.

d)  Financial Statement Schedule

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	$ 576			$ 576
Inventory reserves	5,570	$ 336	$1,069	4,837
Deferred tax valuation allowance	27,004	(1,717)	571	24,716

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$ 559	$ 17		$ 576
Inventory reserves	5,542	28		5,570
Deferred tax valuation allowance	29,969		$2,965	27,004

YEAR ENDED DECEMBER 31, 2004
Allowance for doubtful accounts(1)	$ 977		$ 418	$ 559
Inventory reserves	5,520	$ 50	28	5,542
Deferred tax valuation allowance	31,957		1,988	29,969

(1) This deduction results from the specific allocation of allowance to items that were fully reserved.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2007, by the following persons on behalf of the registrant and in the capacities on the date indicated.

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