Form 10-Q
period 2007-03-31
CHYRON CORP
filed 2007-05-14
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007
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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on May 1, 2007 was 45,659,005.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2007 (unaudited)
	and December 31, 2006	3
	Consolidated Statements of Operations (unaudited) for the Three
	Months ended March 31, 2007 and 2006	4
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2007 and 2006	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosure About Market Risk	16

Item 4.	Controls and Procedures	16

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	17

Item 1A.	Risk Factors	17

Item 6.	Exhibits	17

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31
Assets	2007	2006
Current assets:
Cash and cash equivalents	$ 2,856	$ 2,362
Accounts receivable, net	4,053	4,130
Inventories, net	2,852	2,958
Deferred taxes	270	270
Prepaid expenses and other current assets	342	334
Total current assets	10,373	10,054

Property and equipment, net	1,095	984
Deferred taxes	1,447	1,447
Other assets	7	18
TOTAL ASSETS	$12,922	$12,503

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,152	$ 2,818
Deferred revenue	1,501	1,501
Pension liability	686	658
Capital lease obligations	34	28
Total current liabilities	5,373	5,005

Pension liability	1,430	1,457
Other liabilities	534	572
Total liabilities	7,337	7,034

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 45,659,005 at March 31, 2007
and 45,649,005 at December 31, 2006	456	456
Additional paid-in capital	75,095	75,025
Accumulated deficit	(69,830)	(69,874)
Accumulated other comprehensive loss	(136)	(138)
Total shareholders' equity	5,585	5,469
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$12,922	$12,503

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands, except per share amounts)

(Unaudited)

	2007	2006

Net sales	$ 6,529	$ 4,843
Cost of products sold	2,121	1,676
Gross profit	4,408	3,167

Operating expenses:
Selling, general and administrative	3,261	2,767
Research and development	1,131	903

Total operating expenses	4,392	3,670

Operating income (loss)	16	(503)

Interest expense	(14)	(56)

Interest income	26	27

Other income, net	16	21

Net income (loss)	$ 44	$ (511)

Net income (loss) per share - basic and diluted	$ 0.00	$ (0.01)

Weighted average shares outstanding:
Basic	45,651	41,380
Diluted	47,963	41,380

Comprehensive income (loss):
Net income (loss)	$ 44	$ (511)

Other comprehensive income:
Foreign currency translation gain	2

Total comprehensive income (loss)	$ 46	$ (511)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(In thousands)
(Unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$ 44	$ (511)
Adjustments to reconcile net income (loss) to cash from
operating activities:
Depreciation	108	86
Loss on disposal of equipment		64
Inventory provisions	60	67
Share-based compensation expense	68	41
Other	12	8
Changes in operating assets and liabilities:
Accounts receivable	77	1,019
Inventories	46	(378)
Prepaid expenses and other assets	(8)	51
Accounts payable and accrued expenses	334	(206)
Other liabilities	(35)	(43)
Net cash provided by operating activities	706	198

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(208)	(218)
Net cash used in investing activities	(208)	(218)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on convertible debentures		(1,345)
Borrowings from term loan		1,345
Principal payments on term loan		(56)
Proceeds from exercise of stock options	2	3
Payments on capital lease obligations	(6)	(3)
Net cash used in financing activities	(4)	(56)

Change in cash and cash equivalents	494	(76)
Cash and cash equivalents at beginning of period	2,362	2,331
Cash and cash equivalents at end of period	$2,856	$2,255

Interest paid	$3	$14
Assets acquired under capital lease	11

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation ("Chyron" or the "Company"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2007 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 figures included herein were derived from such audited consolidated financial statements.

Nature of Business

Chyron, and its wholly-owned subsidiaries, is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. Chyron recently introduced the ChyTV product line, providing low-cost, easy to use graphics for microcasting and digital displays applications. ChyTV, which is part of the Company's digital displays division, represents a reporting segment for the Company.

Net Income Per Share

We report our net income per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic earnings per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. In 2006, basic net loss per share equaled diluted net loss per share because the effect of common stock equivalents was anti-dilutive, and therefore excluded from the calculation of diluted net loss per share. Shares used to calculate earnings per share at March 31, 2007 are as follows (in thousands):

Basic weighted average shares outstanding	45,651
Effect of dilutive stock options	2,312
Diluted weighted average shares outstanding	47,963

	Three Months Ended
	March 31,
	2007	2006
Weighted average shares which are not included in the
calculation of diluted net loss per share because their
impact is anti-dilutive
Stock options	748	5,258
Convertible debentures	-	4,878
	748	10,136

2. SHARE-BASED COMPENSATION

We account for share-based compensation cost in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2007	2006
Expected volatility	101.3%	108.8%
Risk-free interest rate	4.48%	4.79%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	4.0	4.0
Estimated fair value per option granted	$0.81	$0.45

The impact on our results of operations of recording share-based compensation is as follows:

	Three Months Ended
	March 31,
	2007	2006
Cost of products sold	$ 9,557	$ 6,114
Research and development	21,163	12,227
Selling, general and administrative	37,547	22,417
	$68,267	$40,758

As of March 31, 2007, there was approximately $511 thousand of total unrecognized stock-based compensation cost related to options granted under our plans that will be recognized over the next three years.

3. INVENTORIES

Inventories, net is comprised of the following (in thousands):

	March 31,	December 31,
	2007	2006
Finished goods	$ 360	$ 418
Work-in-progress	317	160
Raw material	2,175	2,380
	$2,852	$2,958

4. LONG-TERM DEBT

On March 1, 2006, the Company amended its lending agreement to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2007, available borrowings on the revolver were $1.5 million. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The lending agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million, in order to redeem the Series C Debentures which were scheduled to mature in April 2006. The term loan was payable in twenty-four equal monthly installments plus interest at Prime +1.75%. The Company was making monthly installments on the term loan since its inception and on December 28, 2006, the remaining balance on the term loan of $840 thousand was paid in full. The Company is required to maintain cash or availability of $1 million and minimum cumulative year-to-date EBITDA, excluding FAS123(R) stock option expense, as follows:

YTD March 31, 2007	$ (225,000)
YTD June 30, 2007	300,000
YTD September 30, 2007	725,000
YTD December 31, 2007	1,200,000

The Company did not meet the EBITDA requirement of $100 thousand for the quarter ended March 31, 2006, for which period a waiver was obtained. The Company has met the EBITDA requirement for all other quarters in 2006 and 2007 to date. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends, without the bank's consent.

The Series C Debentures, which totaled $1.3 million in principal and accrued interest at March 20, 2006, were redeemed in full on that date with the proceeds from the term loan. The Series C Debentures accrued interest at an annual rate of 7%, which totaled $19 thousand in the first quarter of 2006.

The Series D Debentures, which totaled $2.8 million at September 22, 2006, were redeemed in full in October 2006, when all holders converted their shares into 4,098,303 shares of restricted common stock of the Company based upon a conversion price of $0.65. The Series D Debentures accrued interest at an annual rate of 8%, which totaled approximately $20 thousand in the first quarter of 2006. The reported amount of interest expense was adjusted as a result of amortization of a gain on exchange when the Series D Debentures were originally issued in 2004, that was deferred in accordance with Statement of Financial Accounting Standards No. 15. The amortization, which reduced interest expense, totaled $32 thousand in the first quarter of 2006.

5. BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 is as follows (in thousands):

	2007	2006
Service cost	$108	$ 96
Interest cost	56	47
Expected return on plan assets	(38)	(39)
Amortization of prior service cost	(9)	(8)
Amortization of prior loss	3
	$120	$ 96

During the quarter ended March 31, 2007, we made contributions of $120 thousand to the Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA). During 2007, we expect to contribute approximately $0.7 million for the 2006 and 2007 plan years, based on these funding requirements. In addition, in 2007, the Company intends to pay all pension plan expenses, as permitted by ERISA. Furthermore, subject to cash flow levels, it is the Company's intention to make additional contributions to the pension plan to reduce the unfunded liability.

6. SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our current operations through two reportable segments: broadcast graphics and digital displays. The broadcast graphics segment supplies graphics hardware and software to the broadcast industry. Our digital displays segment provides low-cost graphics equipment for digital signage applications.

The following table presents information about our segments (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Net sales
Broadcast graphics	$6,260	$4,634
Digital displays	269	209
Operating income (loss)
Broadcast graphics	570	(177)
Digital displays	(554)	(326)

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
United States	$5,225	$3,763
Europe	857	648
Rest of world	447	432

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

	Three Months Ended
	March 31,
	2007	2006
Balance at beginning of period	$ 50	$ 223
Provisions (credits)	204	(157)
Warranty services provided	(111)	12
	$ 143	$ 78

8. INCOME TAXES

Effective January 1, 2007, we adopted Financial Accounting Standards Board Interpretation ("FIN") No. 48, Accounting for Uncertainty in Income Taxes. FIN 48 prescribes a more-likely-than-not threshold for financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. As of such date, we did not have any unrecognized tax benefits and there was no effect on our financial condition or results of operations as a result of implementing FIN 48.

FIN 48 allows the Company to prospectively change its accounting policy as to where interest expense and penalties on income tax liabilities are classified. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the respective quarters.

We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2003 through 2006 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2002 through 2006 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

9. OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income (Loss)
January 1, 2007	$ 5	$(143)	$(138)
Change for period	2	-	2
March 31, 2007	$ 7	$(143)	$(136)

10. RECENT ACCOUNTING PRONOUNCEMENTS

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

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

The following discussion should be read along with our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

Comparison of the Three Months Ended March 31, 2007 and 2006

Net Sales. Revenues for the first quarter of 2007 and 2006 were as follows (in thousands):

	2007	% of Total	2006	% of Total
Broadcast graphics	$6,260	96%	$4,634	96%
Digital displays	269	4%	209	4%
	$6,529		$4,843

Revenues for the quarter ended March 31, 2007 were $6.5 million, an increase of $1.7 million, or 35% from the $4.8 million reported for the quarter ended March 31, 2006. Revenues derived from U.S. customers were $5.2 million in the quarter ended March 31, 2007 as compared to $3.8 million in the quarter ended March 31, 2006. Revenues derived from international customers were $1.3 million in the quarter ended March 31, 2007 and $1 million in the quarter ended March 31, 2006. The increase in broadcast graphics revenues is due to enhanced product offerings, which now include mid range HD products, and channel branding. Also contributing to our growth is improved realization of sales over our competitors. The increase in sales in our digital displays product line is due to the expansion of our product offerings and the growth in our sales network.

Gross Profit. Gross margins for the quarter ended March 31, 2007 and 2006, were 68% and 65%, respectively. Gross margins in our broadcast graphics segment were 68% in the quarter ended March 31, 2007 and 65% in the quarter ended March 31, 2006. Improvements in gross margins are primarily a result of reduced shipping costs resulting from improved freight rates with our vendors and a greater proportion of U.S. revenue as compared to international revenues. Gross margins in our digital displays segment were 59% in 2007 and 67% in 2006. The higher gross margin in 2006 was due to a special consulting project, whereas 2007 reflects a standard margin based on product sales.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for the first quarter of 2007 and 2006 were as follows (in thousands):

	2007	% of Total	2006	% of Total
Broadcast graphics	$2,748	84%	$2,424	88%
Digital displays	513	16%	343	12%
	$3,261		$2,767

The increase in SG&A expenses of $0.3 million for the broadcast graphics segment was driven primarily by higher commissions of $0.1 million on the increased sales volume, an increase of $0.1 million due to additional staffing associated with international operations, and $0.1 million from additional U.S. staff to enhance product and customer support. The increase in SG&A expenses for the digital displays segment increased by approximately $0.2 million in the quarter ended March 31, 2007 as compared to the quarter ended March 31, 2006 as a result of increased staffing in the sales and marketing areas and legal expenses associated with protection of our intellectual property.

Research and Development Expenses. Research and development ("R&D") costs for the first quarter of 2007 and 2006 were as follows (in thousands):

	2007	% of Total	2006	% of Total
Broadcast graphics	$ 931	82%	$ 781	86%
Digital displays	200	18%	122	14%
	$1,131		$ 903

The primary factor contributing to the increase in the broadcast graphics segment is the Company's investment, primarily in the form of personnel and related costs, in the development of new products for HDTV, mobile content, and channel branding. At this time virtually 95% of our products are now HD/SD switchable. The increase in R&D in the digital displays segment is also due to the Company's investment, in the form of personnel and related costs, in new product offerings, as this line is expanded.

Interest income and expense. Interest expense in 2007 approximated $14 thousand as compared to $56 thousand in 2006. This is a direct result of overall lower borrowings. In the first quarter of 2006, our Series C and Series D Debentures were still outstanding which accounted for interest expense of $39 thousand. In the first quarter of 2007, there is no interest expense associated with these debentures since they were paid off or converted in 2006.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2007	2006
Foreign exchange transaction gain (loss)	$ (9)	$ 6
Subrental income	14	14
Other	11	1
	$ 16	$ 21

Liquidity and Capital Resources

At March 31, 2007, we had cash on hand of $2.9 million and working capital of $5.0 million.

During the three months ended March 31, 2007, net cash of $0.7 million was provided by operations. The amount of net cash from operations was primarily driven by the net income in the quarter adjusted by non cash charges of $0.3 million and changes in net operating assets and liabilities, primarily an increase in accounts payable, of $0.4 million.

In March 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2007, available borrowings on the revolver were $1.5 million. The revolver will mature on April 13, 2008 and will bear interest at Prime +1%. The lending agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures. The term loan was payable in twenty-four equal monthly installments plus interest at Prime +1.75%. The Company was making monthly installments on the term loan since its inception and on December 28, 2006, the remaining balance on the term loan of $840 thousand was paid in full. The Company will be required to maintain cash or availability of $1 million and minimum cumulative EBITDA, excluding FAS123(R) stock option expense, as follows:

YTD March 31, 2007	$(225,000)
YTD June 30, 2007	300,000
YTD September 30, 2007	725,000
YTD December 31, 2007	1,200,000

The Company did not meet the EBITDA requirement of $100 thousand for the quarter ended March 31, 2006 for which period a waiver was obtained. The Company has met the EBITDA requirement for all other quarters in 2006 and 2007 to date. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent.

The Company also takes into consideration the environment in which it operates when reviewing its liquidity and capital resource requirements. We provide graphics products to the broadcast industry for use in digital television. We have also expanded our product line to include video and digital signage products that provide for use in business and a general corporate environment. In 2006, this segment incurred an operating loss of approximately $2 million and in the first quarter of 2007 incurred an operating loss of $0.5 million, and we expect that it will continue to use cash in the remainder of 2007 until optimum sales levels are achieved. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115, which permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS No. 159 also includes an amendment to SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, which applies to all entities with available-for-sale and trading securities. This statement is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007. We have not yet evaluated the impact of implementation on our consolidated financial statements.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended March 31, 2007 and 2006, sales to foreign customers were 20% and 22% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was a loss of $9 thousand in the three month period ended March 31, 2007 and a gain of $6 thousand in the three month period ended March 31, 2006. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity.

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

Item 4. CONTROLS AND PROCEDURES

As of March 31, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of March 31, 2007. There have been no changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

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

CHYRON CORPORATION
(Registrant)

May 14, 2007	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

May 14, 2007	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and
Chief Financial Officer