Form 10-Q
period 2007-06-30
CHYRON CORP
filed 2007-08-10
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007
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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 1, 2007 was 45,675,421.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2007 (unaudited) and
	December 31, 2006	3

	Consolidated Statements of Income for the Three Months ended
	(unaudited) June 30, 2007 and 2006	4

	Consolidated Statements of Income for the Six Months ended
	(unaudited) June 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows (unaudited) for the
	Six Months ended June 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	19

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	June 30,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$ 1,648	$ 2,362
Accounts receivable, net	6,324	4,130
Inventories, net	2,855	2,958
Deferred taxes	270	270
Prepaid expenses and other current assets	526	334
Total current assets	11,623	10,054

Property and equipment, net	1,084	984
Deferred taxes	1,447	1,447
Other assets	5	18
TOTAL ASSETS	$14,159	$12,503

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 3,627	$ 2,818
Deferred revenue	1,535	1,501
Pension liability	538	658
Capital lease obligations	35	28
Total current liabilities	5,735	5,005

Pension liability	1,550	1,457
Other liabilities	554	572
Total liabilities	7,839	7,034

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 45,675,421 at June 30, 2007 and
45,649,005 at December 31, 2006	457	456
Additional paid-in capital	75,196	75,025
Accumulated deficit	(69,199)	(69,874)
Accumulated other comprehensive loss	(134)	(138)
Total shareholders' equity	6,320	5,469
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,159	$12,503

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

Net sales	$ 7,755	$ 8,581
Cost of products sold	2,407	2,797
Gross profit	5,348	5,784

Operating expenses:
Selling, general and administrative	3,457	3,162
Research and development	1,274	943

Total operating expenses	4,731	4,105

Operating income	617	1,679

Interest expense	(6)	(58)

Interest income	37	29

Other income, net	8	29

Income before taxes	656	1,679

Income taxes	25

Net income	$ 631	$1,679

Net income per share - basic and diluted	$ 0.01	$ 0.04

Weighted average shares outstanding:
Basic	45,662	41,401
Diluted	47,618	44,136

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

Net sales	$14,284	$13,424
Cost of products sold	4,528	4,473
Gross profit	9,756	8,951

Operating expenses:
Selling, general and administrative	6,719	5,929
Research and development	2,404	1,846

Total operating expenses	9,123	7,775

Operating income	633	1,176

Interest expense	(20)	(114)

Interest income	63	56

Other income, net	24	50

Income before taxes	700	1,168

Income taxes	25

Net income	$ 675	$ 1,168

Net income per common share - basic and diluted	$ 0.01	$ 0.03

Weighted average shares outstanding:
Basic	45,656	41,390
Diluted	47,817	43,153

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(In thousands)
(Unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 675	$1,168
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	231	183
Loss on disposal of equipment		64
Inventory provisions	175	186
Share-based compensation expense	162	82
Other	16	(51)
Changes in operating assets and liabilities:
Accounts receivable	(2,194)	(1,498)
Inventories	(72)	(104)
Prepaid expenses and other assets	(193)	(142)
Accounts payable and accrued expenses	809	197
Other liabilities	1	292
Net cash (used in) provided by operating activities	(390)	377

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(314)	(431)
Net cash used in investing activities	(314)	(431)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on convertible debentures		(1,345)
Borrowings from term loan		1,345
Principal payments on term loan		(224)
Proceeds from exercise of stock options	10	22
Payments on capital lease obligations	(20)	(9)
Net cash used in financing activities	(10)	(211)

Change in cash and cash equivalents	(714)	(265)
Cash and cash equivalents at beginning of period	2,362	2,331
Cash and cash equivalents at end of period	$1,648	$2,066

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 7	$ 67
Assets acquired under capital lease	11

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2007 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 figures included herein were derived from such audited consolidated financial statements.

Nature of Business

Chyron, and its wholly-owned subsidiaries, is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. Chyron's ChyTV product line provides low-cost, easy to use graphics for microcasting and digital displays applications. ChyTV, which is part of the Company's digital displays division, represents a reporting segment for the Company.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	45,662	41,401	45,656	41,390
Effect of dilutive stock options	1,956	1,597	2,161	1,169
Effect of dilutive convertible debentures		1,138		594
Diluted weighted average shares outstanding	47,618	44,136	47,817	43,153

Weighted average shares which are not included in
the calculation of diluted net income per
share because their impact is anti-dilutive
Stock options	787	4,052	751	4,285
Convertible debentures		2,960		3,505
	787	7,012	751	7,790

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Expected volatility	99.2%	110.2%	99.2%	109.9%
Risk-free interest rate	4.64%	4.93%	4.64%	4.91%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	4.0	4.0	4.0	4.0
Estimated fair value per option granted	$0.57	$0.70	$0.57	$0.66

The impact on our results of operations of recording share-based compensation expense is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Cost of products sold	$13,096	$6,246	$22,654	$12,360
Research and development	28,999	12,492	50,161	24,719
Selling, general and administrative	51,449	22,902	88,996	45,318
	$93,544	$41,640	$161,811	$82,397

As of June 30, 2007, there was approximately $671 thousand of total unrecognized share-based compensation expense related to options granted under our plans that will be recognized over the next three years.

3. INVENTORIES

Inventories, net is comprised of the following (in thousands):

	June 30,	December 31,
	2007	2006
Finished goods	$ 548	$ 418
Work-in-progress	426	160
Raw materials	1,881	2,380
	$2,855	$2,958

4. BENEFIT PLANS

The net periodic benefit cost is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Service cost	$108	$ 96	$216	$192
Interest cost	56	47	112	94
Expected return on plan assets	(38)	(39)	(76)	(78)
Amortization of prior service cost	(9)	(8)	(18)	(16)
Amortization of prior gain	3		6
	$120	$ 96	$240	$192

During the six months ended June 30, 2007, we made contributions of $267 thousand to the Company's Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. During the second half of 2007, we expect to contribute a minimum of $441 thousand for the 2006 and 2007 plan years, based on these funding requirements. In July of 2007, the

Company made an additional contribution, in excess of the ERISA requirement, of $50,000. In addition, in 2007, the Company intends to pay all Pension Plan expenses, as permitted by ERISA.

5. SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our current operations through two reportable segments: broadcast graphics and digital displays. The broadcast graphics segment supplies graphics hardware and software to the broadcast industry. Our digital displays segment provides low-cost graphics equipment for digital signage applications.

The following table presents information about our segments (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net sales
Broadcast graphics	$7,555	$8,404	$13,815	$13,037
Digital displays	200	177	469	387
Operating income (loss)
Broadcast graphics	1,157	2,180	1,727	2,003
Digital displays	(540)	(501)	(1,094)	(827)

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
United States	$5,974	$7,547	$11,199	$11,310
Europe	1,167	608	2,024	1,256
Rest of world	614	426	1,061	858

6. PRODUCT WARRANTY

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Balance at beginning of period	$ 143	$ 78	$ 50	$ 223
Provisions (credits)	(133)	(41)	104	(198)
Warranty services provided, net	40	13	(104)	25
	$ 50	$ 50	$ 50	$ 50

7. INCOME TAXES

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

In the second quarter of 2007 the Company recorded a foreign tax provision of $25,000 attributable to the generation of taxable income from our foreign subsidiaries. In the United States we have approximately $50 million of net operating loss carryforwards ("NOLs") which can be utilized against future U.S. taxable income. However, these NOLs are not available to offset foreign taxable income and therefore, a foreign tax provision was recorded.

8. OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006
Net income, as reported	$ 631	$1,679	$ 675	$1,168
Foreign currency translation adjustments	2	2	4	2
Comprehensive income	$ 633	$1,681	$ 679	$1,170

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	June 30,	December 31,
	2007	2006
Foreign currency translation adjustments	$ 9	$ 5
Pension benefit costs	(143)	(143)
	$(134)	$(138)

Effective December 31, 2006, the Company adopted FASB No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans ("FASB 158"). As a result the Company recorded an additional pension liability of $143 thousand that was included in accumulated other comprehensive income ("AOCI"). This adjustment was shown in the consolidated statement of shareholders' equity as a component of comprehensive income for 2006. However, it should have been recorded as an adjustment of the ending balance of AOCI. Consequently, the presentation of comprehensive income for 2006 will be modified in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. This reclassification has no effect on the previously reported ending balance of AOCI and shareholders' equity at December 31, 2006 or reported net income for the year ended 2006.

9. RECENT ACCOUNTING PRONOUNCEMENTS

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, viability of the Over the Counter Bulletin Board as a trading platform, and expansion into new markets.

The following discussion should be read along with our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

Comparison of the Three and Six Months Ended June 30, 2007 and 2006

Net Sales. Revenues for the three and six month periods are as follows (in thousands):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total
Broadcast graphics	$7,555	97%	$8,404	98%	$13,815	97%	$13,037	97%
Digital displays	200	3%	177	2%	469	3%	387	3%
	$7,755		$8,581		$14,284		$13,424

Revenues, by geographic area, for the three and six month periods are as follows (in thousands):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total
United States	$5,974	77%	$7,547	88%	$11,199	78%	$11,310	84%
International	1,781	23%	1,034	12%	3,085	22%	2,114	16%
	$7,755		$8,581		$14,284		$13,424

Revenues for the quarter ended June 30, 2007 were $7.8 million, a decrease of $0.8 million, or 10% from the $8.6 million reported in the quarter ended June 30, 2006. Revenues for the six month period ended June 30, 2007 were $14.3 million, an increase of $0.9 million, or 6% from the $13.4 million reported in the six months ended June 30, 2006.

Revenues in the quarter ended June 30, 2007 were lower than the quarter ended June 30, 2006 due only to the timing of receipt of customer orders. On a cumulative basis, year to date 2007 revenues are $0.9 million greater than year to date 2006 revenues. This increase is due to the realization of enhanced product offerings, which now include mid-range high definition products and channel branding. Also contributing to our growth is improved realization of sales over our competitors. The increase in sales in our digital displays product line is due to the expansion of our product offerings and the growth in our sales network. International revenues in the quarter and year to date have increased due to greater market penetration in Europe and Asia.

Gross profit. Gross margins for the three and six month periods are as follows (in thousands):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	% of Sales	2006	% of Sales	2007	% of Sales	2006	% of Sales
Broadcast graphics	$5,232	69%	$5,680	68%	$9,481	69%	$8,708	67%
Digital displays	116	58%	104	59%	275	59%	243	63%
	$5,348	69%	$5,784	67%	$9,756	68%	$8,951	67%

Improvements in gross margins in our broadcast graphics segment for the three and six month periods are primarily a result of reduced material costs associated with enhanced product offerings and improved technology. Reductions in gross margins in our digital display segment in both periods is due to the fact that 2006 included services associated with a special consulting project, whereas 2007 reflects a standard margin based on product sales.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three and six month periods are as follows (in thousands):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total
Broadcast graphics	$2,976	86%	$2,704	86%	$5,725	85%	$5,128	86%
Digital displays	481	14%	458	14%	994	15%	801	14%
	$3,457		$3,162		$6,719		$5,929

The increase in SG&A expenses of $0.3 million for the broadcast graphics segment in the second quarter of 2007 as compared to the second quarter of 2006 was driven primarily by an increase of $0.1 million in costs associated with the operation of our international offices, $0.2 million from additional sales, product support and customer support staff and $0.3 million of higher employee benefit costs and costs related to new ventures and the Company's application for listing on the American Stock Exchange ("AMEX"). These costs in 2007 were offset by $0.3 million realized from a gain on the satisfaction of a note receivable from an operation sold in 1998, that was previously written down to zero.

The increase in SG&A expenses of $0.6 million for the broadcast graphics segment in the six month period ended June 30, 2007 as compared to June 30, 2006 was driven primarily by an increase of $0.2 million in costs associated with the operation of our international offices, $0.3 million from additional sales, product support and customer support staff, $0.4 million of higher employee benefit, new venture and AMEX listing application related costs, offset by the $0.3 million gain from the satisfaction of a note receivable, as discussed above.

The increase in SG&A expenses for the digital displays segment increased by approximately $0.02 million in the quarter ended June 30, 2007 as compared to the quarter ended June 30, 2006 as a result of higher employee benefit costs. The increase in SG&A expenses of $0.2 million for the digital display segment in the six month period ended June 30, 2007 as compared to June 30, 2006 are higher benefit costs and legal expenses associated with protection of our intellectual property.

Research and Development Expenses. Research and development ("R&D") costs for the three and six month periods are as follows (in thousands):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total

Broadcast graphics	$1,099	86%	$ 796	84%	$2,029	84%	$1,577	85%
Digital displays	175	14%	147	16%	375	16%	269	15%
	$1,274		$ 943		$2,404		$1,846

The primary factor contributing to the increase in all periods presented in the broadcast graphics segment is the Company's investment, primarily in the form of additional staff and related costs, in the development of new products for HDTV, mobile content, and channel branding. At this time virtually 95% of our products are now HD/SD switchable. The increase in R&D in all periods presented in the digital displays segment is also due to the Company's investment, in the form of personnel and related costs, in new product offerings, as this line is expanded.

Interest Income and Expense and Other Income, Net. The reduction in interest expense in all periods presented reflect the elimination in 2007 of any interest cost associated with convertible debentures which were not outstanding during any periods in 2007. Interest income in all periods presented reflect higher interest rates in 2007 and overall higher cash balances that are invested overnight.

The components of other income (expense), net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2007	2006	2007	2006

Foreign exchange transaction (loss) gain	$ (6)	$ 15	$ (16)	$ 21
Subrental income	14	14	28	28
Other			12	1
	$ 8	$ 29	$ 24	$ 50

Liquidity and Capital Resources

At June 30, 2007, we had cash on hand of $1.6 million and working capital of $5.9 million.

During the six months ended June 30, 2007, net cash of $0.4 million was used by operations. The amount of net cash used in operations was primarily driven by an increase in accounts receivable resulting from the greater level of 2007 revenues, year to date, and delay in receipt of certain international receivables that were received in July 2007. The Company also received $0.3 million from the satisfaction of a note receivable from an operation sold in 1998, that was previously written down to zero.

In 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2007, available credit for borrowings on the revolver was $1.5 million. The revolver will mature on April 13, 2008 and bears interest at Prime +1%. The lending agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures. The term loan was payable in twenty-four equal monthly installments plus interest at Prime +1.75%. The Company was making monthly installments on the term loan since its inception and on December 28, 2006, paid in full the remaining balance on the term loan of $840 thousand. The Company is required to maintain cash or availability of $1.0 million and minimum cumulative EBITDA, excluding FAS123(R) stock option expense, as follows:

YTD March 31, 2007	$ (225,000)
YTD June 30, 2007	300,000
YTD September 30, 2007	725,000
YTD December 31, 2007	1,200,000

The Company did not meet the EBITDA requirement of $100,000 for the quarter ended March 31, 2006, for which period a waiver was obtained. The Company has met the EBITDA requirement for all other quarters in 2006 and 2007 to date. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

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

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

We are exposed to foreign currency and exchange risks in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended June 30, 2007 and 2006, sales to foreign customers were 23% and 12% of total sales, respectively. For the six months ended June 30, 2007 and 2006, sales to foreign customers were 22% and 16% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was a loss of $6 thousand and a gain of $15 thousand in the three months ended June 30, 2007 and 2006, respectively. The net impact of foreign exchange transactions was a loss of $16 thousand in the six month period ended June 30, 2007 and a gain of $21 thousand in the six month period ended June 30, 2006. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity.

Additionally, were we to borrow under our term loan, we would be exposed to interest rate risk because it carries a variable interest rate. Rates that affect the variable interest on this term loan include the Prime Rate. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Item 4.      CONTROLS AND PROCEDURES

As of June 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of June 30, 2007. There have been no changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 16, 2007. The voting results were as follows:

Proposal Number 1: Election of Directors
	For	Against
Donald P. Greenberg	37,011,468	400,517
Richard P. Greenthal	37,088,418	323,567
Christopher R. Kelly	36,651,197	760,788
Eugene M. Weber	37,084,747	327,238
Michael I. Wellesley-Wesley	36,910,202	501,782
Michael C. Wheeler	37,087,160	324,825

ITEM 6.   EXHIBITS

Exhibit No.	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or 15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 10, 2007	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

August 10, 2007	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President