Form 10-Q
period 2007-09-30
CHYRON CORP
filed 2007-11-09
CIK 20232

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007
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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 1, 2007 was 15,288,227.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2007 (unaudited) and
	December 31, 2006	3

	Consolidated Statements of Income (unaudited) for the Three Months
	ended September 30, 2007 and 2006	4

	Consolidated Statements of Income (unaudited) for the Nine Months
	ended September 30, 2007 and 2006	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months ended September 30, 2007 and 2006	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	19

Item 1A.	Risk Factors	19

Item 4.	Submission of Matters to a Vote of Security Holders	19

Item 6.	Exhibits	20

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	September 30,	December 31,
ASSETS	2007	2006
Current assets:
Cash and cash equivalents	$ 5,000	$ 2,362
Accounts receivable, net	4,544	4,130
Inventories, net	2,553	2,958
Deferred taxes	270	270
Prepaid expenses and other current assets #9;	409	334
Total current assets	12,776	10,054

Property and equipment, net	1,254	984
Deferred taxes	1,447	1,447
Other assets	3	18
TOTAL ASSETS	$15,480	$12,503

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 3,615	$ 2,818
Deferred revenue	2,062	1,501
Pension liability	444	658
Capital lease obligations	36	28
Total current liabilities	6,157	5,005

Pension liability	1,395	1,457
Other liabilities	511	572
Total liabilities	8,063	7,034

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,228,226 at September 30, 2007 and
45,649,005 at December 31, 2006	152	456
Additional paid-in capital	75,691	75,025
Accumulated deficit	(68,299)	(69,874)
Accumulated other comprehensive loss	(127)	(138)
Total shareholders' equity	7,417	5,469
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,480	$12,503

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except per share amounts)

(Unaudited)

	2007	2006

Net sales	$8,741	$6,448
Cost of products sold	2,884	1,929
Gross profit	5,857	4,519

Operating expenses:
Selling, general and administrative	3,746	3,345
Research and development	1,328	1,075

Total operating expenses	5,074	4,420

Operating income	783	99

Interest expense	(6)	(24)

Interest income	28	49

Other income, net	108	33

Income before taxes	913	157

Income taxes	13	0

Net income	$ 900	$ 157

Net income per common share - basic and diluted	$ 0.06	$ 0.01

Weighted average shares outstanding:
Basic	15,227	13,848
Diluted	16,041	14,858

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands, except per share amounts)
(Unaudited)

	2007	2006

Net sales	$23,025	$19,872
Cost of products sold	7,412	6,402
Gross profit	15,613	13,470

Operating expenses:
Selling, general and administrative	10,465	9,274
Research and development	3,732	2,921

Total operating expenses	14,197	12,195

Operating income	1,416	1,275

Interest expense	(26)	(138)

Interest income	91	105

Other income, net	132	83

Income before taxes	1,613	1,325

Income taxes	38	0

Net income	$ 1,575	$ 1,325

Net income per common share:
Basic	$ 0.10	$ 0.10
Diluted	$ 0.10	$ 0.09

Weighted average shares outstanding:
Basic	15,222	13,814
Diluted	15,985	14,574

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(In thousands)
(Unaudited)
	2007	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,575	$1,325
Adjustments to reconcile net income to cash provided by
operating activities:
Depreciation	388	294
Loss on disposal of equipment	0	64
Inventory provisions	290	286
Share-based compensation expense	360	274
Other	25	(116)
Changes in operating assets and liabilities:
Accounts receivable	(414)	1,265
Inventories	115	(1,018)
Prepaid expenses and other assets	(74)	(15)
Accounts payable and accrued expenses	797	78
Deferred revenue	519	566
Other liabilities	(275)	(57)
Net cash provided by operating activities	3,306	2,946

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(640)	(562)
Net cash used in investing activities	(640)	(562)

CASH FLOWS FROM FINANCING ACTIVITIES
Principal payments on convertible debentures	0	(1,345)
Borrowings from term loan	0	1,345
Principal payments on term loan	0	(392)
Net proceeds from stock options and payment of fractional shares	1	59
Payments on capital lease obligations	(29)	(15)
Net cash used in financing activities	(28)	(348)

Change in cash and cash equivalents	2,638	2,036
Cash and cash equivalents at beginning of period	2,362	2,331
Cash and cash equivalents at end of period	$5,000	$ 4,367

Supplemental cash flow information:
Interest paid during the period	$ 11	$ 209
Assets acquired under capital lease	11	62
Series D Debentures converted to common stock	0	2,664

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2007 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2007 and 2006. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2006. The December 31, 2006 figures included herein were derived from such audited consolidated financial statements.

The Board of Directors of the Company approved, effective September 19, 2007, a one-for-three reverse split of its common stock. On the effective date, each holder of record was deemed to hold one share of common stock for every three held immediately prior to the effective date and cash payments of approximately $14 thousand were made for any fractional shares resulting from the reverse split. Immediately following the reverse split, the Company's symbol on the Over-the-Counter Bulletin Board ("OTCBB") was changed by NASDAQ from CYRO to CHYN, under which it traded until October 3, 2007, when the Company's common stock was accepted for listing and began trading on the American Stock Exchange under the new symbol CGS.

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.01 per share and the aggregate number of authorized shares remained at 150,000,000. As a result, the common stock in our Consolidated Balance Sheet was reduced by approximately $0.3 million, with a corresponding increase in the additional paid-in capital. All per-share amounts, and basic and diluted weighted average shares outstanding used in the per share computations, have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2007	2006	2007	2006
Basic weighted average shares outstanding	15,227	13,848	15,222	13,814
Effect of dilutive stock options	814	598	763	479
Effect of dilutive convertible debentures	0	412	0	281
Diluted weighted average shares outstanding	16,041	14,858	15,985	14,574

Weighted average shares which are not included
in the calculation of diluted net income per
share under the treasury stock method:
Stock options	241	1,470	255	1,423
Convertible debentures	0	935	0	1,078
	241	2,405	255	2,501

2. SHARE BASED COMPENSATION

We account for share-based compensation cost in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's common stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Expected volatility	98.0%	107.0%	99.0%	108.9%
Risk-free interest rate	4.57%	4.87%	4.62%	4.89%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	4.0	4.0	4.0	4.0
Estimated fair value per option granted	$0.81	$0.66	$0.63	$0.66

The impact on our results of operations of recording share-based compensation expense is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Cost of products sold	$ 27,696	$ 28,813	$ 50,349	$ 41,172
Research and development	61,327	57,624	111,488	82,343
Selling, general and administrative	108,806	105,644	197,801	150,963
	$197,829	$192,081	$359,638	$274,478

As of September 30, 2007, there was approximately $591 thousand of total unrecognized share-based compensation expense related to options granted under our plans that will be recognized over the next three years.

3. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	September 30,	December 31,
	2007	2006
Finished goods	$ 531	$ 418
Work-in-progress	287	160
Raw materials	1,735	2,380
	$2,553	$2,958

4. BENEFIT PLANS

The net periodic benefit cost is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Service cost	$ 103	$ 133	$ 319	$ 325
Interest cost	80	74	192	168
Expected return on plan assets	(74)	(37)	(150)	(115)
Amortization of prior service cost	(8)	(9)	(26)	(25)
Amortization of prior gain	(6)	9	0	9
	$ 95	$ 170	$ 335	$ 362

During the nine months ended September 30, 2007, we made contributions of $611 thousand to the Company's Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. During the final quarter of 2007, we expect to contribute approximately $147 thousand for the 2007 plan year, based on these funding requirements. In the first nine months of 2007, the Company made additional contributions, in excess of the ERISA requirement, of $100 thousand and in October 2007 made an additional contribution of $150 thousand. In addition, in 2007, the Company intends to pay substantially all Pension Plan expenses, as permitted by ERISA.

5. SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our current operations through two reportable segments: broadcast graphics and digital displays. The broadcast graphics segment supplies graphics hardware and software to the broadcast industry. Our digital displays segment provides low-cost graphics equipment for digital signage applications.

The following table presents information about our segments (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net sales
Broadcast graphics	$8,474	$6,146	$22,289	$19,183
Digital displays	267	302	736	689
Operating income (loss)
Broadcast graphics	1,151	619	2,879	2,657
Digital displays	(368)	(520)	(1,463)	(1,382)

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
United States	$6,041	$4,486	$17,239	$15,796
Europe	1,876	1,224	3,900	2,480
Rest of world	824	738	1,886	1,596

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance at beginning of period	$ 50	$ 50	$ 50	$ 223
Expenses (credits)	(17)	(24)	86	(222)
Warranty services provided	17	24	(86)	49
	$ 50	$ 50	$ 50	$ 50

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

In the three and nine month periods ended September 30, 2007 the Company recorded a foreign tax provision of $13 thousand and $38 thousand, respectively, attributable to the generation of taxable income from our foreign subsidiaries. In the United States we have approximately $50 million of net operating loss carryforwards ("NOLs") which can be utilized against future U.S. taxable income. However, these NOLs are not available to offset foreign taxable income and therefore, a foreign tax provision was recorded.

8. OTHER COMPREHENSIVE INCOME

The components of comprehensive income are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Net income, as reported	$ 900	$ 157	$1,575	$1,325
Foreign currency translation adjustments	7	(5)	11	(3)
Comprehensive income	$ 907	$ 152	$1,586	$1,322

The components of accumulated other comprehensive income (loss) are as follows (in thousands):

	September 30,	December 31,
	2007	2006
Foreign currency translation adjustments	$ 16	$ 5
Pension benefit costs	(143)	(143)
	$(127)	$(138)

Effective December 31, 2006, the Company adopted FASB No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans ("FASB 158"). As a result the Company recorded an additional pension liability of $143 thousand that was included in accumulated other comprehensive income ("AOCI"). This adjustment was shown in the consolidated statement of shareholders' equity as a component of comprehensive income for 2006. However, the preferred method would have been to record it as an adjustment of the ending balance of AOCI. Consequently, the presentation of comprehensive income for 2006 will be modified in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. This reclassification has no effect on the previously reported ending balance of AOCI and shareholders' equity at December 31, 2006 or reported net income for the year ended 2006.

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

Item 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

From time to time, including in this Quarterly Report on Form 10-Q, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for such forward-looking statements. In order to comply with the terms of the safe harbor, we note that a variety of factors could cause our actual results to differ from the anticipated results or other expectations expressed in our forward-looking statements. The risks and uncertainties that may affect the operations, performance, development and results of our business include, without limitation, the following: product concentration in a mature market, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, fluctuations in quarterly operating results, ability to maintain adequate levels of working capital, and expansion into new markets.

The following discussion should be read along with our 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

Comparison of the Three and Nine Months Ended September 30, 2007 and 2006

Net Sales. Revenues for the three and nine month periods are as follows (in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	% of Sales	2006	% of Sales	2007	% of Sales	2006	% of Sales
Broadcast graphics	$8,474	97%	$6,146	96%	$22,289	97%	$19,183	97%
Digital displays	267	3%	302	4%	736	3%	689	3%
	$8,741		$6,448		$23,025		$19,872

Revenues, by geographic area, for the three and nine month periods are as follows (in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	% of Sales	2006	% of Sales	2007	% of Sales	2006	% of Sales
United States	$6,041	70%	$4,486	70%	$17,239	75%	$15,795	80%
International	2,700	30%	1,962	30%	5,786	25%	4,077	20%
	$8,741		$6,448		$23,025		$19,872

Revenues for the quarter ended September 30, 2007 were $8.7 million, an increase of $2.3 million, or 36% from the $6.4 million reported in the quarter ended September 30, 2006. Revenues for the nine month period ended September 30, 2007 were $23 million, an increase of $3.1 million, or 16% from the $19.9 million reported in the nine months ended September 30, 2006.

The increase in revenues in all periods is due to the realization of enhanced product offerings, which now include mid-range high definition products and channel branding. Also contributing to our growth is improved realization of sales over our competitors and greater market penetration in Europe and Asia. The level of sales in our digital displays product line has remained relatively flat in all respective comparable periods.

Gross profit. Gross margins for the three and nine month periods are as follows (in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	% of Sales	2006	% of Sales	2007	% of Sales	2006	% of Sales
Broadcast graphics	$5,689	67%	$4,357	71%	$15,170	68%	$13,065	68%
Digital displays	168	63%	162	54%	443	60%	405	59%
	$5,857	67%	$4,519	70%	$15,613	68%	$13,470	68%

The gross margins in our broadcast graphics segment in the third quarter of 2007 were negatively impacted, in comparison to the third quarter of 2006, by higher freight costs associated with international shipments and the costs associated with a trade in/upgrade program for our customers. The gross margins in our digital displays segment increased in the third quarter of 2007 as compared to the third quarter of 2006 as a result of new product offerings that carry a higher margin. Year to date margins in all segments remained fairly comparable.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") for the three and nine month periods are as follows (in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total
Broadcast graphics	$3,263	87%	$2,872	86%	$ 8,988	86%	$7,965	86%
Digital displays	483	13%	473	14%	1,477	14%	1,309	14%
	$3,746		$3,345		$10,465		$9,274

The increase in SG&A expenses of $0.4 million for the broadcast graphics segment in the third quarter of 2007 as compared to the third quarter of 2006 was driven primarily by an increase of $0.1 million in costs associated with the operation of our international offices, largely due to weakening of the U.S. Dollar in relation to the British Pound Sterling and the Euro, $0.1 million from additional sales, product support and customer support staff and $0.2 million of other costs, primarily those related to the Special Meeting of Shareholders, the reverse stock split and the Company's listing on the American Stock Exchange ("AMEX").

The increase in SG&A expenses of $1.0 million for the broadcast graphics segment in the nine month period ended September 30, 2007 as compared to September 30, 2006 was driven primarily by an increase of $0.4 million in costs associated with the operation of our international offices, largely due to weakening of the U.S. Dollar, $0.4 million from additional sales, product support and customer support staff, $0.3 million of higher employee benefit costs and $0.2 million of other costs, primarily those related to the Special Meeting of Shareholders, the reverse stock split and the Company's listing on the AMEX in the third quarter, offset by a $0.3 million gain from the satisfaction of a note receivable from an operation sold in 1998, that was previously written down to zero.

SG&A expenses for the digital displays segment were essentially flat year over year in the third quarter. The increase in SG&A expenses of $0.2 million for the digital display segment in the nine month period ended September 30, 2007 as compared to September 30, 2006 are a result of higher benefit costs and legal expenses associated with protection of our intellectual property.

Research and Development Expenses. Research and development ("R&D") costs for the three and six month periods are as follows (in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
	2007	% of Total	2006	% of Total	2007	% of Total	2006	% of Total
Broadcast graphics	$1,272	96%	$ 867	81%	$3,301	88%	$2,444	84%
Digital displays	56	4%	208	19%	431	12%	477	16%
	$1,328		$1,075		$3,732		$2,921

The primary factor contributing to the increase in all periods presented in the broadcast graphics segment is the Company's investment, primarily in the form of additional staff and related costs, in the development of new products for HDTV, mobile content, and channel branding. At this time virtually 95% of our products are now HD/SD switchable. The decrease in R&D in all periods presented in the digital displays segment is due to the Company's leveling off of the expenditure rate after the initial surge of investment required in the start up phase.

Interest Income and Expense and Other Income, Net. The reduction in interest expense in all periods presented reflect the elimination in 2007 of any interest cost associated with convertible debentures which were not outstanding during any periods in 2007. Interest income in all periods presented is slightly lower due to elimination of interest earned on our note receivable from Trilogy that was satisfied early in 2007.

The components of other income (expense), net are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006

Foreign exchange transaction gain	$ 84	$ 17	$ 68	$ 38
Other	24	16	64	45
	$108	$ 33	$132	$ 83

Liquidity and Capital Resources

At September 30, 2007, we had cash on hand of $5 million and working capital of $6.6 million.

During the nine months ended September 30, 2007, net cash of $3.3 million was provided by operations. The amount of net cash provided by operations was primarily driven by net income during the period and the effect of non cash charges of $1.1 million. The Company also received $0.3 million from the satisfaction of a note receivable from an operation sold in 1998, which, was previously written down to zero.

In 2006, the Company amended its lending agreement with its U.S. bank to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At September 30, 2007, available credit for borrowings on the revolver was $1.5 million. The revolver will mature on April 13, 2008 and bears interest at Prime +1%. The lending agreement also provides for a $1.5 million term loan, which the Company drew down on March 20, 2006, in the amount of $1.3 million in order to redeem the Series C Debentures. The term loan was payable in twenty-four equal monthly installments plus interest at Prime +1.75%. The Company was making monthly installments on the term loan since its inception and on December 28, 2006, paid in full the remaining balance on the term loan of $840 thousand. The Company is required to maintain cash or availability of $1.0 million and minimum cumulative EBITDA, excluding FAS123(R) stock option expense, as follows:

YTD March 31, 2007	$ (225,000)
YTD June 30, 2007	300,000
YTD September 30, 2007	725,000
YTD December 31, 2007	1,200,000

The Company has met the EBITDA requirement for all quarters of 2007 and 2006 since the first quarter of 2006, when it did not meet the EBITDA requirement of $100 thousand, but for which period a waiver was obtained. As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

We are exposed to foreign currency and exchange risks in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended September 30, 2007 and 2006, sales to foreign customers were 30% of total sales. For the nine months ended September 30, 2007 and 2006, sales to foreign customers were 25% and 20% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions were gains of $84 thousand and $17 thousand in the three months ended September 30, 2007 and 2006, respectively. The net impact of foreign exchange transactions were gains of $68 thousand and $38 thousand in the nine month periods ended September 30, 2007 and 2006, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity.

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

Item 4T.  CONTROLS AND PROCEDURES

As of September 30, 2007, an evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Company's management, including the CEO and CFO, concluded that the Company's disclosure controls and procedures were effective as of September 30, 2007. There have been no changes in the Company's internal control over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Special Meeting of Shareholders held on September 5, 2007 (the "Special Meeting"), shareholders of Chyron Corporation (the "Company") approved two proposals.

The first proposal was to grant the Company's Board of Directors the authority, in its sole discretion, until September 5, 2008 (a period of one year from the date of the Special Meeting) to amend the Restated Certificate of Incorporation for the purpose of effecting a reverse stock split of the Company's Common Stock. The reverse split will be not less than one (1) share of Common Stock in exchange for two (2) shares of Common Stock nor more than one (1) share of Common Stock in exchange for four (4) shares of Common Stock. The exact ratio to be effected will be determined during the process of the Company's application for listing on a national securities exchange. The results of the voting on the proposal were as follows: 25,460,453 votes in favor of, 933,786 votes against and 135,153 votes abstaining from such proposal.

The second proposal was to approve an amendment to the Company's 1999 Incentive Compensation Plan to increase the maximum number of authorized shares available for grant thereunder by two million (2,000,000) shares, from seven and a half million (7,500,000) to nine and a half million (9,500,000) shares. The results of the voting on the proposal were as follows: 24,086,130 votes in favor of, 2,166,261 votes against and 277,001 votes abstaining from such proposal.

Subsequent to the Special Meeting, the Board of Directors of the Company approved, effective September 19, 2007, a one-for-three reverse stock split of its Common Stock. On October 3, 2007, the Company's Common Stock was accepted for listing and began trading on the American Stock Exchange under its new symbol CGS.

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

CHYRON CORPORATION
(Registrant)

November 9, 2007	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

November 9, 2007	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President