Form 10-K
period 2007-12-31
CHYRON CORP
filed 2008-03-25
CIK 20232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[x]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
Commission File Number 1-9014

CHYRON CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(631) 845-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01	American Stock Exchange
(Title of Class)	(Name of exchange on which registered)

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

Yes[x]      No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a small reporting company. See definition of "large accelerated filer", "accelerated filer, and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer[ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of voting and non-voting common equity held by non-affiliates of the Company on June 30, 2007 was $35,230,579. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on February 29, 2008 was 15,520,905.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 14, 2008 are incorporated by reference into Part III.

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

The Board of Directors of the Company approved, effective September 19, 2007, a one-for-three reverse stock split of our common stock. Immediately following the reverse split, the Company's symbol on the Over-the-Counter Bulletin Board ("OTCBB") was changed by NASDAQ from CYRO to CHYN, under which it traded until October 3, 2007, when the Company's common stock was accepted for listing and began trading on the American Stock Exchange under the new symbol CGS.

Overview

Chyron Corporation celebrated its 41st anniversary in 2007 and is in its fifth decade as a leading supplier of graphics hardware and software to the television industry, including asset management systems and software. We are also a digital signage system developer and manufacturer and provider of online graphics creation services.

The Company develops, manufactures, markets and supports high-performance hardware and software products that provide broadcast-quality graphics and audio for live and pre-recorded broadcast, workflow and asset management solutions for broadcast operations, and web-based, self-service graphics creation. The Company's architecture is open and Windows®-based. Chyron designs the video "engine" that powers each product, designs software applications, assembles and tests hardware and software components that make up the graphics systems/character generators ("CGs"), clip servers, channel branding systems, telestration systems, ticker systems and asset management solutions. Chyron provides an experienced customer service team to support its products. Chyron's broadcast-quality solutions enable customers to:

  Create online or offline, standard definition ("SD")/high definition ("HD") graphics containing text, logos, images, 3D elements, movies, clips and flipbooks by applying special effects, animation, 3D transformations, digital video effects ("DVE"), multi-layer compositing and audio,
  Perform real-time playout of graphics without the necessity of time- and resource-consuming file conversion and/or platform changes,

  Perform instant update of text and data using a variety of Chyron and third-party tools, manage clips, stills and other assets in a central storage location, making the assets network- and web-accessible, use CAMIO newsroom integration to enable journalists and producers to quickly create and update graphics for immediate playout,
  Automate channel branding to enable facilities to pre-program promos, snipes, coming-ups, etc., that display automatically updated information and graphics without the necessity of recreating each graphic with the new information,
  Play clips from a dedicated clip server that can operate under automation,
  Produce live-data tickers and crawls on dedicated systems, and
  Enable direct talent interaction with live broadcasts using telestration tools.

The January 2008 acquisition of AXIS Graphics will extend Chyron's reach, not only of its own systems, but into those of our competitors, by providing an online service by which television facilities can generate maps, news graphics, updateable charts and graphs, and weather graphics. Because the graphics that are created are hardware-independent, they can be used for live broadcast and production on Chyron and non-Chyron systems, for display on websites and mobile devices, and for print.

Our broadcast products are intended to meet the myriad demands of digital and analog television, which include standard definition television and high definition television. The transition from analog to digital signals mandated by the United States Federal Communications Commission in the video and audio world, has created a range of additional means to deliver video and audio content to the consumer, as well as innovations in storage and management of video and audio assets.

Chyron's technical expertise in broadcast graphics systems has been extended to its ChyTV product line of high-performance television information displays and digital signage. Based on our advanced video processing technology, ChyTV provides low-cost, informational/advertising video displays which overlay a video source from TV, DVD, camera, etc. The target customers are establishments such as hospitals and medical offices, educational institutions, retailers, corporations, government, independent and franchised restaurants/sports bars, car dealerships, and others that display video to customers, employees or others.

From the time the Company introduced its first character generator in 1970, Chyron's graphics products have grown to become integral to television operations world-wide. Chyron offers a comprehensive experience in providing integrated, scalable real-time graphics solutions. Since the Company has established such a strong presence in the live, "on-air" television graphics segment, its customers have grown to include most major broadcast, cable, satellite and post-production facilities in the U.S. and Europe. Chyron continues to be a growing presence in Asia, South America and Australia. A sampling of users includes:

  U.S.: ABC; CBS; NBC; ESPN; CNN; Fox News; Fox Sports; C-SPAN; Discovery; Weather Channel; Home Shopping Network; Comcast; DirecTV; Shop at Home; Court TV; NBA; Turner Entertainment; Portland Trail Blazers;
  Canada: Canadian Broadcasting Corporation (CBC); CBC Sports (NHL Hockey Night); TFA; TVA; TVO; TQS; TSN; Rogers Sportsnet;

  Mexico, Central America, South America: TV Globo, Brazil; TV Justiça, Brazil; Televisa, Mexico; Gigacable, Mexico; Teletica, Costa Rica; TV Record, Brazil; TVN, Panama; Canal 10, Uruguay; TEN, Honduras; Multimedias, Chile; Cinematerials, Venezuela; TCS, El Salvador;
  Europe: British Sky Broadcasting (BSKYB), UK; sit-up channels, UK; France 2; France 3; Canal Plus, France; Euromedia, France; TV Lux, Belgium; German Public Broadcasting Network (ARD); Swiss Television (RTSI); Viasat (Denmark); Skai TV (Greece); Hellenic Broadcasting Corporation (Greece); HRT Croatia; RTS Serbia; TVE, Spain; TV Catalonia, Spain; TV Galicia, Spain;
  Middle East: MTV Arabiya, Dubai; Al Jazeera Sport, Qatar; ERTU Egyptian State Broadcasting; RR Sat, Israel;
  Africa: Africa Independent TV (AIT), Nigeria; South African Broadcasting Corporation (SABC);
  Asia Pacific: Korean Broadcast; Seoul Broadcasting System (SBS), Korea; Ekushey TV (ETV), Bangladesh; Sistem Televisyen Malaysia Berhad (TV 3); Radio Televisyen Malaysia (RTM); Ho Chi Minh City Television (HTV), Vietnam; Vietnam TV (VTV); Australian Broadcasting Corporation (ABC); Premier Media Group (Fox Sports), Australia; CNBC Australia; University of Auckland (New Zealand);

and numerous additional local, regional and international stations. The Company is focused on leveraging and building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational, professional video and online graphics provider market sectors.

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

The Company's products are Windows®-based, feature open architecture, and incorporate a high content of off-the-shelf components. Industry-standard interface protocol enables Chyron's equipment to be easily integrated into the most advanced television facilities, as well as MOS-based newsroom installations. Furthermore, the Company's software has become an indispensable plug-in application for products offered by leading broadcast manufacturers such as AP®, Avid®, Leitch® and Thomson Grass Valley ®, greatly extending the capabilities of those products. Chyron's systems can import elements including images, movie files and audio files from non-Windows® systems such as Macintosh®.

AXIS Graphics, the cornerstone of our new Online Division, serves our core broadcast and video constituency, as well as new, non-video markets. AXIS Graphics provides an intuitive web interface for creating unique looks for television stations, websites, mobile device displays and print. Its power lies in the ability to generate maps, news graphics, updateable charts and graphs, and weather graphics on demand, which can then be imported into Chyron or other applications and systems for display.

The Company is dedicated to providing the highest quality and most comprehensive array of advanced solutions, ranging from low-cost CG packages that run on a user-supplied computer, to fully-integrated systems providing precision management of text, stills, clips, effects, audio, storage, networking, newsroom integration and multi-format distribution. A summary description of selected Chyron products and services is listed below.

Broadcast Hardware Products

A new generation of the Graphics System/CG family was introduced this past year, highlighted by the debut of HyperX2, a quantum leap in power and capability.

Graphics System/CG Family - HyperX2, LEX2, MicroX HD/SD, MicroX, SOLO2, DigiBox (EAS), Board-Level Products: The Graphics System/CG family is comprised of real-time, 2D/3D graphics platforms and systems that integrate a Windows® XP front end with real-time video processing to provide exceptional performance for television graphics applications. The HyperX2 is our flagship graphics system, in use by major local, regional and national facilities. Several major broadcasters have standardized the HyperX2 as the graphics systems of choice for their major sporting events. The HyperX2 is a multi-standard platform, providing both HD and SD within each channel without the necessity of a separate upgrade. Migration from SD to full HDTV is accomplished with just a mouse-click. Content may be created and played back in any of our supported standards. The Graphics System/CG family employs Lyric® and the powerful Lyric PRO option, Chyron's on and off-line content creation and playout software applications, to compose messages (graphic pages) and play content to air. The systems' open architecture has enabled us to provide a range of scalable, cost-effective product solutions, from low-cost single-channel CGs to fully integrated, multi-channel systems with clip playout and DVE. The Graphics System/CG family is rounded out by the HD-capable LEX2, evolved from our highly successful LEX, the MicroX HD/SD and MicroX single-channel systems, SOLO2 portable HD/SD graphics system, and DigiBox (EAS) and board-level products.

Channel Box HA/Channel Box: Channel Box, at this time last year an emerging product, has become a powerful system which has been installed in facilities worldwide. Channel Box is an HD/SD-switchable branding and automated promo system built on our Lyric PRO application, featuring 2D/3D design and playout for branding applications, including tickers, crawls, snipes, "bag and tag," promos and end-credits. The system's real-time video, graphics effects, clips and audio can be integrated with automation systems, or the system can be used as a standalone branding device. A station promo need only be built once, and Channel Box automatically inserts new voice-over tags, text and graphics during the live broadcast day, and squeezebacks at the ending of a show to add more commercial content such as show sponsors or "coming-up next" promos.

Its power as an automated system is underscored by its ability to update text and graphics on the fly, driven by data drawn from a wide range of sources, including text files and ODBC-compliant data sources (Excel® spreadsheets, Access databases, text files etc); additionally,

Channel Box provides applications for scraping information from AP® news feeds and RSS feeds. Data from web pages can be obtained through established third-party software, Harvester Pro, which can be purchased as an option through Chyron. For late-breaking situations, templates can be updated manually. Channel Box can integrate with industry-standard automation systems, accepting control via Chyron's own industry-standard Intelligent Interface® protocol over serial or TCP/IP, VDCP and GPI (optional). Remote Monitor and Control, which enables Channel Box to be controlled remotely from a PC or another Channel Box, and Asset Management and Distribution, are under development and due for release in 2008.

Our strategic partner, VDS has integrated its powerful Promotor suite of applications that provides extensive capabilities for the scheduling and automatic generation and playback of static or animated bugs/branding, video clip promo bugs, coming-ups and other snipes, menus of program names and times, promos over credits (squeeze credit promos), show branding and ratings and audio tags. By automating the repetitive manual processes currently used, Promotor significantly streamlines the process of generating these promos. The combination of these two powerful solutions provides never-before-realized flexibility and virtually immediate return on investment.

Channel Box is offered in two configurations to fit both needs and budget: Channel Box HA provides mirrored system drives, hot-swappable RAID5 drives for media storage and playout, and redundant power supplies. Channel Box (standard) provides a robust system, also with redundant power supplies. Channel Box was the recipient of the Broadcast Engineering Pick Hit Award at IBC2006.

XClyps: XClyps has defined a new paradigm for graphics server technology and performance, with a revolutionary design that provides unprecedented quality and control over graphics playout. Serving the most demanding multi-format environments, XClyps can be configured with one or two completely independent, switchable HD/SD channels, each with synchronized video and key outputs. Advanced Wavelet compression provides high-capacity storage and flawless playout of channel branding, promos, snipes and DSK. XClyps can be easily integrated as a single system, or multiple XClyps systems can be networked. Built on .Net technology with 1000 BaseT interface, assets can be quickly transferred across the network. Thanks to a powerful application environment that provides unsurpassed flexibility, XClyps can be controlled remotely via Pro-Bel protocol, Harris (Louth) VDCP, Grass Valley® PbusII protocol, Intelligent Interface® protocol over serial or TCP/IP, and GPI.

CodiStrator HD/SD Telestration Systems: Further serving the live broadcast market are Chyron's CodiStrator systems which enable two commentators to illustrate in real time over live video. A favorite of football and other sports commentators, CodiStrator features digital drawing, extendable lines/arrows, circles, animated video "stickers," logos, shapes, spotlights and more, to provide impact to live coverage. Drawing tools are customizable with a variety of settable parameters, including color, width, shadows and transparency. CodiStrator telestration enhances and adds interactivity to live news, weather, traffic and financial reports. The ability to import AXIS graphics, particularly maps for news, traffic and weather, further increases its versatility. CodiStrator extends beyond broadcast as an ideal illustration tool for corporate, medical, educational and government presentations.

DynaCrawl/DynaCrawl Squeezeback/DynaCrawl HD/SD: Answering the audience demand for current, continuous information, Chyron's DynaCrawl can simultaneously generate two fully-animated news crawls/tickers and a time/temperature display. DynaCrawl automatically gathers, updates and displays user-selected data from a wide variety of news, weather, sports and financial services. The crawls, tickers and time/temperature displays are enhanced by dynamic transition effects such as roll, fade, flip, spin and "roll & crawl." An intuitive interface enables each crawl and ticker to be independently configured for font style, color, size, edge, background, crawl rate, etc., providing a look unique to a show, channel or network. Static or animated logos can be incorporated into the crawl/ticker display to reinforce channel branding. Because configurations can be saved, they can be easily applied to different shows. Chyron is also partnered with a provider of custom, third-party solutions which packages the customer's choice of news, sports, business and/or other information data delivery services with a plugin which seamlessly ports the data feeds to the DynaCrawl display. DynaCrawl's affordability makes it accessible to a wide range of broadcast facilities.

Platforms and Board Sets for Third-Party Developers: In addition to systems with ready-to-use software packages, Chyron offers dedicated graphics platforms and board sets as an OEM (Original Equipment Manufacturer), for which custom, third-party applications can be created using Chyron's richly-featured LEIF and CAL developer's tools. Support is provided through the Chyron Developer Network. For clients seeking custom application development, a list of third-party developers is available on the Chyron website.

AXIS Graphics and the Chyron Online Division - Graphics on Demand

Chyron is driving a powerful change in how graphics content can be created for video, the Internet, newspapers, radio stations, mobile phones, digital signage and beyond. The foundation for our new Online Division is the January 2008 acquisition of AXIS Graphics, a unique, proprietary, web-based system that has pioneered online graphics production. Chyron and AXIS Graphics bring innovation to graphics creation and workflow, and most importantly, the ability for clients to reduce costs. The roll-out of Chyron Online represents a ground-breaking addition to Chyron's product line, enabling us to service a major new market segment by providing an array of web-based services customized to each client's unique brand - a technology unavailable anywhere else in the world. Those services include on-demand, quick creation of customizable, high-resolution maps, real time weather displays, 3D charts and graphics, financial quotes and a virtually unlimited set of tools to create topical news graphics. While AXIS Graphics will become increasingly integrated with Chyron systems and solutions, the strength in this acquisition lies in the ability to extend beyond the established Chyron client base to serve not only non-Chyron clients on their current systems, but to act as a point of entry for the sale of Chyron systems and software to non-Chyron facilities.

Information Display Systems

ChyTV: In the race by businesses to attract and hold the attention of potential customers, new information distribution channels have developed, among them, digital signage. To take advantage of this exciting new advertising venue, Chyron introduced the ChyTV digital signage product line. Incorporating the advanced video processing technology driving our broadcast-

quality systems, ChyTV provides low-cost, easy-to-use graphics for digital signage applications. By including features including video squeezeback, video overlay, animations and sound effects, Chyron has essentially re-invented the video information display. With this product line, supported by fresh sales and distribution channels, Chyron is extending its reach into new markets. Our current target markets include entities such as hospitals, medical offices, educational institutions, retailers, corporations, government facilities, independent and franchised restaurants/sports bars, car dealerships, and others that display video to customers, employees and other captive and non-captive audiences.

ChyTV.net: This revolutionary new service facilitates the content creation, management and distribution of digital signage assets for out of home network operators. Providing a back-end server infrastructure via ChyTV.net provides the means for digital signage network operators to grow business as the market requires, without the need to staff a network center. Centralized content management simplifies deployment and generates an on-going revenue stream for Chyron. Groups of ChyTV devices can be updated on the fly or at a scheduled time enabling large ad campaigns to be managed with nothing more than a web browser. By providing on-line reports of signage performance, ChyTV.net allows network operators to track revenue, operations and scale business via remote operation from anywhere on the Internet.

ChyTV HD 100 and HD 150: The latest generation of the popular ChyTV Video Graphics Information Display systems extends its product line to include high-definition outputs and clip playout. Ideal for any large-size digital signage, ChyTV HD 100 employs the familiar ChyTV Tools utility to manage the projects and is completely compatible with existing ChyTV units. Like all ChyTV products, the HD 100 features the highest quality dynamic text and effects, even in portrait display mode. The HD 100 also features 3D dynamic text and effects, 3D animated objects and more. Unlike pre-rendered clips that cannot be modified, 3D text can be changed on the fly in real time using live data. The ChyTV HD products feature an internal MPEG clip player and have the ability to manipulate the video clip either in a window that is surrounded by graphics and text or to superimpose the message over the video background. In addition, full screen graphics can be displayed with dynamic text, logos and animations. The HD 150 provides full control over each element on the page. Compositions can be created in a variety of layouts; for example, a full motion HD clip as a background with layered graphics, text and animations on top, and a live video window of any size and position.

ChyTV Plus: Expanding ChyTV functionality, ChyTV Plus provides S-video and component video inputs and outputs, serial and GPI control interfaces and both Ethernet and USB connectivity, all in a rugged half rack unit chassis. Ideal for any professionally installed video messaging system, ChyTV Plus uses the same ChyTV Tools utilities to manage the projects and is completely compatible with existing ChyTV units. These additional features enable more flexible system integration and enhanced video capabilities.

ChyAlert: Based on the ChyTV Video Graphics Information Display system, ChyAlert is a unique product that adds Alert messages to any video source. This specialized video appliance is designed specifically for automated and/or manual display of emergency and security alert graphic, text and audio in a video distribution display or CATV (Community Antenna TV or Cable TV) systems. As a self-contained device, ChyAlert integrates a video source along with a locally generated message. These messages can be standardized or customized for specific applications or situations. Dynamic text elements can be derived from secure data or updated in real time, either locally or remotely. Secure software applications allow preset messages to be displayed or controlled by authorities who can update and alter content.

ChyAlert-2CH: This two-channel Video Emergency and Security Alert System is an industrialized version of the ChyAlert single-channel system and a component of the ChyTV Video Graphics Information Display product line. ChyAlert-2CH is optimized for use with MATV (Master Antenna TV) systems in government buildings, hotels, hospitals, transportation centers, universities and any public facility where television signals are widely distributed to all TVs and video displays.

Software Products

The Company's broadcast graphics systems run Lyric and Lyric PRO, our award-winning graphics creation-to-playout software; proprietary, system-specific software; and/or a variety of third-party applications and plug-ins. Extending Lyric beyond our own systems, we also offer Lyric plug-ins to Avid® and other non-linear editing systems.

With the goal of providing end-to-end solutions for its customers, Chyron unifies graphics operations with its workflow and asset management applications, including CAMIO, iSQ, OMS, CSU, and its Mobile Suite, including WAPSTR and MOS2WAP. XMP-awareness is already integrated into CAMIO, and will eventually be integrated into other software.

Lyric®: Lyric is a highly advanced graphics creation and playback application that is standard on Chyron's graphics/CG systems. Using Lyric, graphic artists can create brilliant, multi-layered 2D/3D graphics on a Chyron system or offline, for later playout on a Chyron system. Content can be created in one location and transported by local area network ("LAN") or wide area network ("WAN") to another device or facility on the same network. Lyric uses standard Windows® network protocols and imports numerous standard 2D, 3D and animation file types, as well as legacy iNFiNiT!®, Quantel®, and SGI® formats. Lyric features intuitive and agile operation, powerful flexibility, hardware transparency, and interoperability with many third-party graphics applications and technologies. Lyric was designed from inception to easily incorporate future advances in software and hardware.

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

In the past year, Lyric PRO has gained wide acceptance in the industry and new features are continually in development. With the upcoming release of Lyric 7.0, the introduction of a new text renderer will enable easier creation of text in non-Western languages. This capability will open formerly difficult, high-potential markets, including India, China and the Middle East.

3D object import and animation of 3D objects have long been native to Lyric. Taking 3D to the next level, the implementation of an FBX importer in Lyric 7.0 will enable specialized 3D artists to create complex, 3D animations in their familiar applications and environments, and for the 3D animations to be brought into Lyric. The Lyric artist will no longer need to recreate the animation within Lyric, but can focus instead on using the imported 3D animations as components of Lyric animations.

Lyric and Lyric PRO are also available as offline applications, enabling users to create graphics on PCs for playout on Chyron systems. Lyric is also offered as a plug-in to Avid® and other non-linear editing systems.

LEIF: The Lyric Enhancement Interface Framework ("LEIF") is a Chyron application programming interface ("API") for developing custom programs that harness the power of Lyric for graphics creation and real time rendering. Via the LEIF API, applications can efficiently control Lyric for scenarios that require automated manipulation of Lyric's behavior or a customized user interface. LEIF programs can be created as either plug-ins to Lyric or as external applications that control Lyric (i.e., the same API is used for both). Using LEIF, developers can create programs that execute keyframe-based animations, automate template field updates, import and export custom file formats, implement remote application control, and handle numerous diverse operations. The plug-in architecture supports the addition of user-defined menus and control panels in the Lyric User Interface, user-definable object properties and integral control over the basic functionality of Lyric. Plug-ins are simple to deploy, requiring only that the program be copied to the Lyric's Plug-ins folder. The LEIF API is based on COM technology. LEIF plug-ins and external applications can be written using any development environment that supports COM. Examples of popular languages include Visual Basic®, Delphi®, and Visual C++®, and C#®. The LEIF API consists of a series of methods and properties that offer direct manipulation over Lyric functionality. LEIF developers have access to the Chyron Developer Network, which provides technical support, the latest SDK, white papers and numerous sample apps.

CAL: The Chyron Application Library is a powerful API used to create customized, real time, high-quality broadcast graphics applications for Chyron platforms or Chyron board-level products. For example, continuous data feeds of financial, news, sports or other information are easily transformed into rolls and crawls through CAL's data spooler. CAL's real time animation engine provides built-in and custom data transition effects to create unique, eye-catching displays. CAL can be used to create graphics not only for Chyron's CAL Box, but for a wide variety of graphics systems. Chyron's third-party developer network creates and markets many specialized CAL applications to address a wide array of broadcast operations. CAL developers can join the Chyron Developer Network, participate in a supportive community of industry experts and receive access to new tools and an expanding base of CAL-created projects.

Newsroom Integration and Asset Management

CAMIO (formerly known as Chyron MOS): Television newsroom operations depend on accurate, lightning-fast exchange of information and graphics among disparate computer systems and devices. MOS protocol enables Newsroom Computer Systems ("NCS"), Media Object Servers and devices such as graphics systems to exchange information using the industry-standard MOS protocol. With CAMIO integrated into a newsroom, journalists and producers can access a library of templates from their newsroom workstations, to quickly create and edit text, graphics and movies via our LUCI ActiveX® WYSIWYG interface. CAMIO's powerful asset management tools, search engine and visual browser make it easy to locate graphic templates. Completed objects are associated with a story, and then the stories are ordered by the Newsroom Computer System and sent to a Chyron system playlist for playout to air. Changes in the newsroom rundown are automatically and instantly reflected on the Chyron output device, ensuring a more streamlined and accurate newsroom production environment. Because journalists and producers are directly involved in the final output, there is far less opportunity for error, and they can quickly make last-minute changes without involving a graphic artist or graphics system/CG operator. In addition, as the graphics are based on existing, reusable templates created by graphic artists, CAMIO speeds the production of pages by eliminating the need for a graphic artist to create each page for a news broadcast. This frees artists for other tasks and increases output of the art department.

A new development has been the integration of XMP metadata into CAMIO. XMP, developed by Adobe®, enables the packaging of configurable metadata with files. It can be used in CAMIO to auto-populate template fields in the graphic and enables conditional use of graphics in a template. For example, the name of a person can automatically populate a text template based on the metadata traveling with an image, or a player headshot can be automatically restricted to placement in a graphic with his team logo. Errors are minimized, resulting in time saved. XMP metadata can also be mapped into CAMIO metadata to expedite searches in the newsroom.

CAMIO now supports XClyps, enabling the newsroom to browse XClyps assets and insert them into their scripts. These XClyps objects are played out through iSQ using the same interface for both Lyric and XClyps.

iSQ: iSQ (Intelligent Sequencer) offers a single control interface to manage playlists from multiple channels across multiple Chyron playout devices. iSQ includes CueBoard, an intuitive panel to control up to four playlists within the iSQ application. The iSQ software consists of server software to be loaded on the playout devices and client software that can be used to both view and verify playlist content as well as playback control. New developments in iSQ include the support of XClyps and the ability to change the order of assets by dragging and dropping them in a playlist or between playlists.

OMS: Chyron's OMS (Order Management System) was developed to the specifications of a select group of high-profile clients. OMS enables a journalist or producer creating graphics from the Chyron LUCI interface from within a Newsroom Computer System to order, via a web-based interface, a new graphic from the art department when an appropriate graphic does not already exist. The journalist or producer can specify deadline, description and metadata and can attach files. Once the graphic is fulfilled and uploaded by the art department, it is automatically placed in the story without further intervention by the journalist or producer. OMS streamlines the workflow by eliminating the need for phone orders, paper memos and follow-up calls that have normally been part of the graphics request process, saving time and ultimately money. Graphic creation status can be viewed at any time, and the process is completely configurable with regard to scheduling, assignment, approval, metadata use and more. OMS is particularly suited to the growing trend in centralized graphics creation, as the same art department can service multiple facilities, ensuring a unified look and conserving resources. Release is expected in 2008.

CSU: CSU (CAMIO Still Uploader) delivers functionality that extends beyond that of a traditional still store, by treating an image in a full Lyric message (page) as replaceable. This allows pages to be quickly created and uploaded to both CAMIO and playout devices. These are then available in a newsroom environment through CAMIO or manual playback using the CSU keyboard. CSU gives Lyric-driven graphics systems much more than familiar store capabilities, but with a comfortable still store user feel. Release is expected in 2008.

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

WAPSTR: WAPSTR is a Multimedia Messaging Gateway and CAMIO plugin interfacing with the public mobile phone network. WAPSTR enables simple upload of photos and videos from mobile phones, directly to newsroom computer systems. Journalists have instant access to these materials, which can quickly and easily be dropped into templates for immediate on-air use. WAPSTR was the recipient of the TV Technology Europe STAR Award at IBC2006 and the Television Broadcast Top Innovation Award in 2007.

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

interFuse

interFuse: interFuse is the driving technology behind our development, and is as much a philosophy as a technology. interFuse is about providing complete, streamlined solutions, in an integrated environment that encourages creativity and lets the software take care of the repetitive, time-consuming tasks. By exploiting the latest technological advances in software and hardware, Chyron develops modular suites of systems and software that fulfill the requirements of small college stations to major market facilities, national and global networks, and multimedia outlets including television broadcast, websites and mobile devices.

Chyron continues to accelerate and extend its interFuse development, with focus on tight integration among Chyron systems and external systems and software. The upcoming FBX importer will enable the use of 3D animations created in 3D applications to be imported and played out from Chyron's Lyric-based systems. Soon to be introduced, a new text renderer will enable easy creation of text in non-Western, complex-script languages, providing new markets the opportunity to bring Chyron solutions into their facilities. The introduction of new CAMIO components, including the Order Management System (OMS) and CAMIO Still Uploader (CSU), will automate the graphics request and fulfillment process, and provide additional means for accessing, distributing and fulfilling graphics from within the CAMIO environment.

The acquisition of AXIS Graphics represents a new facet of interFuse development. Graphics created in the platform-independent, web-based AXIS environment can already be imported for use on Chyron systems. Development will be concentrated on full integration into our solutions to provide automatic, transparent graphics fulfillment and management.

We have implemented and will continue further integration of the Adobe® Extensible Metadata Platform ("XMP") technology. XMP has fast become an industry-wide standard, providing a lingua franca for managing assets with sophisticated packaging of the metadata that travels with each asset file. interFuse takes advantage of XMP technology by tapping into the metadata to optimize broadcast graphics workflow, from centralized creation and storage through distribution and playout. Customized user interfaces can be tailored to the requirements of a facility. Metadata fields can be mapped to graphics template fields in a graphic to accomplish tasks such as populating a head shot with the subject's name, position and automatically updated sports stats, allowing HD graphics to be brought only into HD templates, and preventing the image of a politician from one party from being dropped into a graphic illustrating a different party. With the flexibility and automation afforded by interFuse, a facility truly has the ability to build business logic into their operations, increasing the efficiency and productivity that is ultimately reflected in their bottom line.

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

We have expanded the range and sophistication of our marketing tools. There are now Podcasts available for selected products. The library of white papers, workflow diagrams and system diagrams is continually growing. Periodically, an electronic marketing package highlighting a product or product line is sent to clients and potential clients. We continue to conduct in-person demonstrations, and have added WebEx® demonstrations, which have become a valuable and cost-saving marketing tool.

Sales of our broadcast products in the U.S., U.K. and France are made through our direct sales personnel as well as through dealers, independent representatives and systems integrators. Sales of our products outside of these geographic areas are made through dealers and sales representatives covering specific territories. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development teams. In 2007, we sold our products in over 30 countries around the world. Sales of our digital signage products are conducted largely through third-party dealers.

Research and Development

Our research and product development has primarily been focused on the revitalization and extension of our core products. During 2007, 2006 and 2005, we spent approximately $5.0 million, $4.0 million and $2.9 million, respectively, for research and development for new and existing products.

Product Management

Chyron has expanded Product Management to keep pace with the growing breadth and depth of its product lines. Product Management oversees and manages individual product and product lines from conception through end of life, system and software releases, the integration of the product lines with each other and external systems and software, development and implementation of feature sets, and product marketing. Product Managers specialize in specific products and product management areas, including product line management, product marketing and functional design. Product Management interfaces with all departments of the Company: by working closely with Engineering in product development; providing SQA with real-life test materials and scenarios; producing and contributing to marketing materials including Podcasts, product information sheets, system diagrams and white papers; taking part in key customer demonstrations; providing support to Sales in bid preparation and participating in project management for large installations.

Engineering

Chyron employs both software and hardware engineers. The software engineers design and update applications, develop new releases, and implement bug fixes as necessary. The hardware engineers design proprietary boards used with selected systems, are responsible for platform development, and qualify proprietary and off-the-shelf hardware for use in Chyron systems. Engineering, Product Management and SQA work in a collaborative environment to produce and qualify solutions that meet and exceed the needs of their clients.

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

We provide our broadcast customers with installation assistance, hardware and software maintenance contracts and spare parts. We believe that support contracts and a responsive spare parts supply facilitate customer satisfaction. We have also implemented WebEx® to help customers resolve problems and update software on their systems. By using this tool, we can speed up repairs and cut costs by not having to send technicians to the customer site. Service is provided both domestically and internationally by us or through our appointed dealers and representatives. We also provide sales and service support to our dealers.

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

Customers

There are no customers that individually represent in excess of 10% of our consolidated revenues for 2007, 2006 or 2005.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products, new technologies and significant price erosion are all features of the industry in which we operate. An FCC ruling requires U.S. broadcasters to transition to digital television ("DTV") transmission by 2009. If a similar requirement were to be imposed by other government agencies worldwide, it would require large future capital expenditures by the broadcast industry. Management believes that the FCC's ruling has created an opportunity for us in the marketplace.

The market for HD systems and applications is riding a wave of major growth over the past year. The cycle necessary to drive the conversion to HD production and broadcast has gained momentum, with the drop in price of consumer HD flat-panel TVs, the resulting acceleration in purchases and the increasing production of HD broadcasts. When Americans retire their current television sets, the natural progression is now to HD flat-panel sets. Chyron is and has been fully prepared with a comprehensive HD/SD-switchable product line that eliminates the need for a facility to budget twice for SD and HD equipment. Where possible, we also provide an upgrade path for facilities that already have our SD systems, or that will continue to purchase our SD systems, with plans to upgrade in the future.

We are currently aware of several major and a number of smaller competitors. We believe our primary competitors are Vizrt Ltd., Harris Corporation's Inscriber subsidiary, Miranda's Vertigo systems, Pixel Power, and Avid Technology, Inc., and its Pinnacle Systems subsidiary. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which our Company operates, or may operate, are dominated by established vendors.

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

Our registered trademarks for our current product line are Chyron, The Company The Whole World Watches, HyperX, Lyric, CODI, Intelligent Interface, WAPSTR, ChyTV, ChyAlert, Duet, iNFiNiT!, MAX!> and MAXINE!, NewsCrawl, Transform and Perfection of Image. We also have rights in trademarks and service marks that are not federally registered. We do not have registered copyrights on any of our intellectual property.

We have been awarded patents for our Duet (graphics system/CG) architecture and Lyric ITV for incorporating graphics and interactive triggers in a video stream.

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

In addition, we are and will continue to be active in the process of bringing our products into compliance with and keeping our products in compliance with Restriction of Hazardous Substances (RoHS) regulations, which were implemented in the European Union as of July 1, 2006. This involves providing such specifications to the manufacturers of our proprietary components, as well as acquiring certifications from our third-party vendors.

Employees

As of December 31, 2007, the Company employed 107 persons worldwide. None of these employees are represented by a labor union. We also contract consulting personnel for specific functions or expertise. The number of consultants fluctuates according to our requirements.

Go Green Initiative

Chyron recognizes its responsibility to preserve the environment, reduce dependency on fossil fuel, promote energy-saving among its employees and cut the cost of operation. To work towards achieving these goals, the Company rolled out its Go Green initiative. The first phase was implemented in Q4 2007, and included the installation of motion sensor light switches, energy-saving light bulbs and electric hand-dryers in the restrooms. We are encouraging employees to think before they print, turn off lights and equipment that are not in use, carpool and use mass transit for their commutes, and to make use of phone conferences and WebEx to cut travel where appropriate. In a paper- and resource-saving measure, this Annual Report and future financial reports will be distributed via a web link. Hard copies will be made available only by request.

To comply with the Restriction of Hazardous Substances (RoHS) directive implemented by the European Union (EU) in 2006, we re-sourced and upgraded our systems and components where necessary. While this directive applies only to the EU, and a similar mandate is in place in California, our RoHS-compliant systems are distributed world-wide, having a positive impact beyond the restricted areas.

Proper waste disposal is crucial to the success of this program. We have distributed recyclable waste bins for paper, cans and bottles, implemented procedures for recycling waste such as toner cartridges, lamps and ballasts, old DVDs, CDs and floppy disks, and e-waste such as cell phones, batteries, computers, monitors and electronic components.

Employees are asked to take an active part in developing Go Green by submitting ideas and suggestions. Chyron is committed to this initiative and will continue to vigorously expand the program.

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

We maintain Internet sites at www.chyron.com, www.chytv.com and www.axisgraphics.tv. We make available, free of charge, through our www.chyron.com website, our annual, quarterly and current reports, as well as any amendments to these reports, as soon as reasonably practicable after electronically filing these reports with the SEC. Our websites and the information contained on them or connected to them shall not be deemed to be incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

Factors Affecting Future Results

Our operating results may fluctuate from period to period and therefore may fail to meet expectations, which could cause our stock price to decline.

Our operating results have varied widely in the past and may do so in the future. In addition, our operating results may not follow any past trends. Our future operating results will depend on many factors and may fail to meet our expectations for a number of reasons. Any failure to meet expectations could cause our stock price to significantly fluctuate or decline.

Factors that relate to our internal operations and could cause our operating results to fluctuate include:

  the need for continual, rapid new product introductions,
  changes in our product mix,
  our inability to adjust our fixed costs in the face of any declines in sales, successful execution of our strategy to develop and market products for the TV broadcasting markets, namely, character generators, graphics platforms, video clip and still stores, channel branding, telestration software, workflow solutions, media management, Chyron MOS newsroom integration, XMP-based interFuse solutions and the Online Division graphics solutions, successful execution of our strategy to further develop and market products for the graphics-on-demand/self-serve graphics market, including the AXIS Graphics products, successful maintenance and support of the preexisting AXIS Graphics customer base, successful execution of our strategy to further develop and market products for the digital signage market, including the ChyTV products, the quality and market acceptance of new products, and
  the timing and nature of selling and marketing expenses (such as trade shows, on-site demonstrations and other promotions)
  our inability to develop products and upgrades that keep pace with the customer demand for features and functionalities.

Factors that depend upon our suppliers and customers and could cause our operating results to fluctuate include:

  the timing of significant product orders, order cancellations and reschedulings, the availability of production capacity and fluctuations in the manufacturing yields at the facilities to which we subcontract our critical components, our ability and that of our suppliers to continue certifying compliance with RoHS regulations, in effect since July 1, 2006 (affecting European Union sales only, but for all intents and purposes, applying to most or all of our products), the cost of raw materials and manufacturing services from our suppliers, and the financial stability of our suppliers and customers.

Factors that are industry risks and could cause our operating results to fluctuate include:

  intense competitive pricing pressures,
  introductions of or enhancements to our competitors' products, the cyclical nature of the broadcast industry,
  economic conditions affecting our customers and us, including, but not limited to the declining value of the U.S. dollar, acceptance of our expanding workflow and asset management solutions, acceptance of our graphics-on-demand/self-serve AXIS Graphics solutions, and acceptance of our line of products that address the non-broadcast, digital signage market.

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

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing Windows®-based, open platform products. Our future success depends on our ability to develop, introduce and successfully market new products, including graphics systems and software that continues to replace our legacy products and older graphics systems. Our success also depends on the ability to cement our position in new segments of the broadcast market with our workflow and asset management, channel branding, Mobile Suite and AXIS Graphics product lines. To date, we have been selling our graphics systems/CG products, channel branding systems and clip servers in increasing quantities, due in part to the increasing implementation of HD by the broadcast facilities. We have also had success with our CAMIO Newsroom Integration and Asset Management products. We must continue to increase our sales or our business will suffer. If any of the following occur, our business will be materially harmed:

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

For example, customers are, in many environments, using personal computers to edit graphics. This is a task that traditionally would have been completed on our lower-end standalone machines. We have answered this challenge with the development of offline versions of our graphics applications as partner products for our online graphics systems. These offline applications enable graphics creation on PCs for playout on Chyron systems. With the acquisition of AXIS Graphics, we have also introduced an additional avenue for rapid creation of high-resolution, broadcast-quality graphics on offline systems.

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

Chyron entered the digital signage market with its ChyTV display systems, catering to a non-broadcast market segment. Our entrance into this market was based on research results indicating that there is an increasing opportunity for these products among customers such as hospitals and medical offices, educational institutions, government facilities, retailers, corporations, independent and franchised restaurants/sports bars, car dealerships, etc. This technology is based on our existing, advanced video processing technology, which places the Company on firm ground with regard to the functionality of these types of products. Our success in this market has been growing, but we still must depend heavily on our A/V dealers to make new inroads.

Digital signage products are typically sold at low-cost. Because the target market differs markedly from the broadcast market, the sales and marketing strategy for this product line cannot be modeled on the sales and marketing structure currently in place for our broadcast products. The planned distribution channels do not, in the short term, involve brick-and-mortar, catalogue or online retail. Except for a small segment of sales, they also do not involve our direct sales force, as it is not cost-effective to deploy Chyron sales personnel whose efforts must remain focused on high-revenue broadcast products. As we continue to partner with a network of professional A/V dealers, we may continue to be required to depend on an untested, fragmented pool of third-party dealers, and systems-integrators with varying commitment to ChyTV sales, who will likely be selling ChyTV as an ancillary product to a set of related or unrelated products and/or services. If these distribution channels do not produce as anticipated, then growth and revenue will not meet expectations.

If our acquisition of AXIS Graphics does not produce as expected, then there will be a negative impact on revenue and earnings.

AXIS Graphics has a proven track record and a firm customer base. Because we are entering a familiar (i.e., television broadcast) market on a new front as a web-based service provider, we may not be able to maintain adequate support, implement meaningful improvements and advances as expected, and/or properly market to new and existing customers. We may not be successful either in packaging AXIS Graphics as part of a complete Chyron solution, or in marketing AXIS Graphics to facilities that use our competitors' systems. If we cannot provide support, develop the product line and achieve market penetration, then the expected return on investment in AXIS Graphics will not be realized.

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

Since our systems have become Windows®-based, we have become vulnerable to issues which arise, both anticipated and unanticipated, whenever a current version of Windows® is updated or, a new version of Windows® is released. When a Windows® update is released, Lyric, other Chyron applications and/or the graphics systems may fail to function correctly or at all. Consequently, we incur expenditures conducting an investigation, and subsequently, devising a solution. This can be a time- and capital-consuming process. When a new version of Windows® is released, we are forced, against our schedule, to rigorously test all of our software and systems using the new version, investigate malfunctions, and re-engineer our software where necessary. This financial and labor expenditure is required in order for us to have the ability to officially represent our software and systems as supporting a specific version of Windows®. Windows® issues, while diverting engineering and capital resources, have not been considered a major risk to our overall success. In addition, the same issues affect our competitors as well. We would sacrifice market share, however, if we did not continue to develop and exploit the advantages of Windows® accessibility.

The effect on Chyron of Windows® Vista, which was released in late 2006, has not yet been quantified. Support for Windows Vista may require significant rewrite of Lyric, Chyron MOS and other code. The expanded accessibility to Windows® code and availability of software development tools provided with Vista could possibly open the door to competitors which could potentially claim a portion of our business.

The Windows® platform environment has enabled our systems and software to integrate into facilities in a manner which was previously extremely unwieldy or never before possible with our proprietary systems. Because we have moved into this environment however, we are now exposed to the vagaries of individual systems or installations in which hardware and/or software may interfere with the operation of our software and systems, or be interfered with by our software and/or systems, and our systems may face exposure to computer viruses. This risk is shared by our competitors as well. Commissioning our systems in these situations can consume time and resources beyond original estimates, and consequently, reduce our margins. We would sacrifice market share, however, if we did not continue to develop and exploit the advantages of these systems.

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

  maximize visibility and adoption of our products through distribution arrangements, enhance our brand,
  expand the range of commercial activities based on our technology, and increase the performance, functionality and utility of our products and services.

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

We anticipate increased competition from companies with which we currently compete and from companies that may enter our industry. We believe our primary competitors are Vizrt Ltd., Harris Corporation's Inscriber subsidiary, Miranda's Vertigo systems, Pixel Power, and Avid Technology, Inc. and its Pinnacle Systems subsidiary.

We believe that our ability to compete depends on factors both within and outside of our control, including the success and timing of new product developments introduced by us and by our competitors, product performance and price, market presence and customer support. We may not be able to compete successfully with respect to these factors. Maintaining any advantage that we may have, now or in the future, over our competitors will require our continuing investments in research and development, competitive analyses, sales and marketing and customer service and support. In addition, as we enter new markets, we may encounter distribution channels, technical requirements and competitive factors that differ from those in the markets in which we currently operate. We may not be able to compete successfully in these new markets. Increased competition in any of our current markets could also result in price reductions, reduced margins or loss of market share, any of which could harm our business, financial condition and results of operations.

We may encounter periods of industry-wide, surface-mount components shortage, resulting in pricing pressure and a risk that we could be unable to fulfill our customers' requirements.

The semiconductor industry (from which surface-mount components are derived) has historically been characterized by wide fluctuations in the demand for, and supply of, its products, which feed the electronics, telecommunications and computer markets. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry-wide surface mount component shortage, which could result in severe pricing pressure. In a market with undersupply, we would have to compete with the larger customers of our vendors for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource a large proportion of our products, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future, industry-wide shortage of surface-mount components or manufacturing capacity would materially harm our business.

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

If the supply of specific off-the-shelf components terminates due to either market demand or by choice of the manufacturer, then production, and therefore, revenue, could be negatively impacted. In addition, resources must be diverted to locate a replacement component, which must then be rigorously tested and qualified. If we fail to have the ability to seamlessly switch from a non-available component to a replacement, then our business would be materially harmed.

We may be unable to grow our business if the markets in which we sell our products do not grow.

Our success depends in large part on the continued growth of various markets that use our products. Any decline in the demand for our products in the following markets could materially harm our business:

  broadcasting infrastructure projects,
  video/audio, graphics and imaging,
  online (web) video/audio, graphics and imaging,
  advertising,
  corporate/institutional customers, or
  military and security systems.

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

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain funding, users and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems are also subject to viruses, break-ins, sabotage, acts of physical terrorism, intentional acts of vandalism, hacking, cyber-terrorism and similar misconduct. We offer redundant configurations of selected systems and additional redundant configurations are under development, but we do not offer fully redundant configurations across the entire product line, nor do we have a formal disaster recovery plan. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of products or content or an increase in response time could result in a loss of potential or existing customers or content providers and declines in stock values. If we suffer sustained or repeated interruptions, our products and services could be less attractive to our users and our business would be harmed.

We depend upon third-party dealers to market and sell our products and they may discontinue sale of our products, fail to give our products priority or be unable to successfully market, sell and support our products.

We employ independent, third-party dealers to market and sell a significant portion of our products. During 2007, 26% of our sales were made through our dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives who will be able to market, sell and support our products effectively.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products.

Sales to customers located outside the United States accounted for 26% of our total sales in 2007 and 21% of our total sales in each of 2006 and 2005. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

In 2007, we denominated sales of our products in foreign countries exclusively in U.S. dollars, British Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

We may be unable to accurately predict quarterly results which could adversely affect the trading price of our stock.

We build up our sales projections from information obtained by the sales force and our dealers. Furthermore, in certain large contracts, there are acceptance and/or commissioning conditions. It is possible that our products are delivered but are not paid for, because acceptance and/or commissioning have not taken place to the satisfaction of the customer. We would not be able to recognize the revenue until the customer has accepted and/or commissioned the products.

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

The steps we have taken regarding our proprietary technology, however, may not be sufficient to deter misappropriation; for example, we have rights in trademarks, service marks and copyrights that are not registered. In addition, the laws of certain countries in which our products are or may be developed, manufactured, sold or otherwise distributed do not protect our products and intellectual rights to the extent of the laws of the U.S. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties; however, employees may breach these agreements, and we may not have adequate remedies for any breach. In any event, others may come to know about or determine our trade secrets through a variety of methods.

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

Existing copyright, trademark, patent and trade secret laws afford only limited protection. Moreover, effective protection of copyrights, trade secrets, trademarks and other proprietary rights may be unavailable or limited in certain foreign countries and territories. Domestic and foreign laws, in combination with the steps we have taken to protect our proprietary rights, may not be adequate to prevent misappropriation of our technology or other proprietary rights. Also, these protections do not preclude competitors from independently developing products with functionality or features similar or superior to our products and technologies, or designing around the patents we own or the technology we create.

Litigation may be necessary to defend against claims of infringement, to enforce our proprietary rights, or to protect trade secrets and this could result in substantial cost, and a diversion of resources away from the day-to-day operation of our business.

We are uncertain of our ability to obtain financing for our future needs, and liquidity issues have and may continue to increase our cost of capital.

At December 31, 2007, we had cash and cash equivalents of $6.3 million and working capital of $8.4 million.

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

Our officers, directors and 5% or more stockholders, together control approximately 37.56% (as of February 29, 2008) of our issued and outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have an effect on any potential change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

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

At December 31, 2007, there were 2.2 million potentially dilutive shares that would be issuable if all outstanding common stock options were exercised. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

Various provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and in New York corporate law may discourage, delay or prevent a change in control or takeover attempt of our Company by a third-party that is opposed to by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

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

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products introduced by us or our competitors, and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2005 through March 1, 2008, the closing price of our common stock has ranged between $0.87 and $5.65. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                  RELATED SECURITY HOLDERS MATTERS

The Board of Directors of the Company approved, effective September 19, 2007, a one-for-three reverse split of its common stock. On the effective date, each holder of record was deemed to hold one share of common stock for every three held immediately prior to the effective date and cash payments of approximately $14 thousand were made for any fractional shares resulting from the reverse split. Immediately following the reverse split, the Company's symbol on the Over-the Counter Bulletin Board ("OTCBB") was changed by NASDAQ from CYRO to CHYN, under which it traded until October 3, 2007, when the Company's common stock was accepted for listing and began trading on the American Stock Exchange under the new symbol CGS. The high and low sales prices for each full quarterly period for the two most recent fiscal years are as follows:

Price Range of Common Stock

	High	Low
Year ended December 31, 2007
Fourth quarter	$5.65	$4.04
Third quarter	4.74	3.30
Second quarter	3.75	2.34
First quarter	3.84	2.76

Year ended December 31, 2006
Fourth quarter	$4.32	$2.85
Third quarter	3.75	2.25
Second quarter	3.69	1.89
First quarter	2.10	1.56

On February 29, 2008, the closing price of our common stock as reported on the American Stock Exchange was $5.35, the approximate number of holders of record of our common stock was 5,100, and the approximate number of common stock holders with accounts in street name was 4,900.

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

This table provides information about our common stock subject to equity compensation plans as of December 31, 2007.

Plan Category	Number of securities to be issued upon exercise of outstanding options	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans

Approved by stockholders	2,244,191	$2.54	613,591

The graph below compares the cumulative 5-year total return of holders of Chyron Corporation's common stock with the cumulative total returns of the Russell 2000 index, and a customized peer group of two companies that includes: Avid Technologies Inc. and Vizrt Ltd. The graph tracks the performance of a $100 investment in our common stock, in the peer group, and the index (with the reinvestment of all dividends) from 12/31/2002 to 12/31/2007.

	12/02	12/03	12/04	12/05	12/06	12/07

Chyron Corporation	100.00	119.23	184.62	234.62	457.69	698.72
Russell 2000	100.00	147.25	174.24	182.18	215.64	212.26
Peer Group	100.00	213.27	273.64	250.34	189.26	162.71

The stock price performance included in this graph is not necessarily indicative of future stock price performance.

The remaining information called for by this item relating to "Securities Authorized for Issuance under Equity Compensation Plans" is reported in footnote 7 of the Consolidated Financial Statements for the year ended December 31, 2007 appearing in this Annual Report on Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

You should read the selected consolidated financial data presented below in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and the related notes appearing in this Annual Report on Form 10-K. The historical results are not necessarily indicative of the results to be expected in any future period. Statement of Operations Data for 2003 has been restated to reflect the operations of Chyron UK Holdings Limited and its operating subsidiary, Pro-Bel Limited, as a discontinued operation.

SUMMARY FINANCIAL DATA

(In thousands, except per share amounts)

	Year Ended December 31,
	2007	2006	2005	2004	2003
Statement of Operations Data:
Net sales	$32,327	$26,246	$25,129	$23,238	$19,369
Income (loss) from continuing
operations	3,715	3,121	706	305	(1,944)
Net income (loss)	3,715	3,121	706	305	(393)

Net income (loss) per share(1):
Continuing operations -
Basic	$0.24	$0.22	$0.05	$0.02	$(0.15)
Diluted	0.23	0.21	0.05	0.02	(0.15)
Discontinued operations -
Basic and diluted					$ 0.12

Weighted average number of
shares outstanding(1):
Basic	15,240	14,166	13,783	13,590	13,229
Diluted	16,099	15,049	13,925	13,792	13,229

	As of December 31,
	2007	2006	2005	2004	2003
Balance Sheet Data:
Cash and cash equivalents	$6,290	$ 2,362	$ 2,331	$ 2,855	$ 6,968
Working capital	8,447	5,049	3,464	3,773	7,957
Total assets	19,477	12,503	10,378	10,305	14,175
Long-term obligations	1,666	2,029	4,716	5,868	10,622
Shareholders' equity (deficit)	10,136	5,469	(593)	(1,321)	(1,581)

(1)  Adjusted to reflect a reverse stock split of one for three, effective September 19, 2007

SELECTED QUARTERLY DATA

(Dollars in thousands except per share amounts)

				Per Share of
		Gross	Net Income	Common Stock(2)
	Net Sales	Profit	(Loss)	Basic	Diluted
2007
First Quarter	$ 6,529	$ 4,408	$ 44	$0.00	$0.00
Second Quarter	7,755	5,348	631	0.04	0.04
Third Quarter	8,741	5,857	900	0.06	0.06
Fourth Quarter(1)	9,302	6,418	2,140	0.14	0.13
	$32,327	$22,031	$3,715	$0.24	$0.23

2006
First Quarter	$ 4,843	$ 3,167	$ (511)	$(0.04)	$(0.04)
Second Quarter	8,581	5,784	1,679	0.12	0.11
Third Quarter	6,448	4,519	157	0.01	0.01
Fourth Quarter(1)	6,374	4,171	1,796	0.12	0.11
	$26,246	$17,641	$3,121	$ 0.22	$ 0.21

(1)  The fourth quarter of 2007 and 2006 included a $0.9 million and $1.7 million tax benefit, respectively, that resulted from the reversal of a portion of our deferred tax valuation allowance.

(2)  The income (loss) per share in each quarter is computed using the weighted-average number of shares outstanding during that quarter while the full year is computed using the weighted-average number of shares outstanding during the year. Thus, the sum of the four quarters does not equal the full-year amount.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

General

Management's Discussion and Analysis of Financial Condition and Results of Operations discusses our consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, revenue recognition, investments, intangible assets, income taxes, financing, operations, warranty obligations, restructuring costs, healthcare costs and retirement benefits, forecasts of future results, contingency plans, cash requirements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors. These include, but are not limited to, pricing pressures, customer requirements, supply issues, manufacturing performance, product development and general market conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Outlook

We believe that the traditional broadcast industry will remain healthy. The economy has weathered recent storms and 2008 is an election year, which traditionally is positive for production facilities and broadcast station owners. The DTV transition continues and widescreen production in SD is rapidly moving to become a dominant medium. At the same time, HD production is expected to double in the next three years with a large number of facilities planning on implementation in 2008.

Moving forward, the industry will also be impacted by changes in the advertising marketplace and the nature of the consumer audience that will require the right content delivered on various delivery platforms. Many broadcasters have attempted to integrate their content and advertising on national websites.

And as we see more and more video moving online, there is great opportunity for Chyron, from graphics workflow and graphics expertise, and now to online. By launching Chyron Online and acquiring AXIS Graphics in January 2008, Chyron completes the necessary formation of the platform to allow for a seamless transition of graphics applications from broadcast to web-based applications.

The acquisition of AXIS Graphics will extend Chyron's reach, not only of its own systems, but into those of our competitors, by providing an online service by which television facilities can generate maps, news graphics, updateable charts and graphs, and weather graphics. Because the graphics that are created are hardware-independent, they can be used for live broadcast and production on Chyron and non-Chyron systems, for display on websites and mobile devices, and for print.

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

We record a valuation allowance to reduce our deferred tax assets to the amount that we believe is more likely than not to be realized based primarily on projected future taxable income and the reversals of existing temporary differences. Additionally, should we determine that we would be able to realize our deferred tax assets in the future in excess of our net recorded amount, an adjustment to the deferred tax assets would increase income in the period this determination was made. For the years ended December 31, 2007 and 2006, we determined that it was more likely than not, based on a reasonable business plan, that we would generate book and taxable income over the next three years, and therefore would be able to realize the benefit of a portion of our deferred tax assets, predominately comprised of net operating loss carryforwards. Therefore, in 2007 and 2006 we recorded an income tax benefit totaling $0.9 million and $1.7 million, respectively, which reflects a decrease in our valuation allowance.

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

Net sales include revenue derived from sales of products, software and services. We recognize revenue when it is realized or realizable and earned, when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured and all criteria of Statement of Position 97-2 ("SOP97-2"), "Software Revenue Recognition," EITF03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software" ("EITF03-5") or SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104") are met. Revenue is reduced for estimated customer returns and other allowances.

Revenue from product sales, which is accounted for under SOP97-2, EITF03-5 and SAB104 since software included in most of our products is considered to be more than incidental to the products as a whole, is recognized when title has passed (usually at the time the product is shipped to the customer) and there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Revenue from one-time charge licensed software is recognized at the inception of the license term because no post contract support or upgrades or enhancements are included with the purchase of a license and all other revenue recognition criteria are met.

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

Approximately 26%, 30% and 27% of 2007, 2006 and 2005 consolidated revenues, respectively, were made to dealers and system integrators (collectively, "dealers"). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Sales. Revenues for 2007 and 2006 were as follows (in thousands):

	2007	% of Total	2006	% of Total
Broadcast graphics	$31,429	97%	$25,371	97%
Digital displays	898	3	875	3
	$32,327		$26,246

Revenues for the year ended December 31, 2007 were $32.3 million, an increase of $6.1 million, or 23% from the $26.2 million reported for the year ended December 31, 2006. Revenues derived from U.S. customers were $23.8 million in 2007 as compared to $20.7 million in 2006. Revenues derived from international customers were $8.5 million in 2007 and $5.5 million in 2006. The increase in revenues is due to the realization of enhanced product offerings that address the market demand for HD systems and applications. The cycle necessary to drive the conversion to HD production and broadcast has gained momentum with the drop in price of consumer HD flat-panel TVs, resulting in an acceleration in purchases and increased production of HD broadcasts. Chyron is fully prepared with a comprehensive HD/SD-switchable product line that enables facilities that are already producing in HD or an upgrade path for those facilities that plan to upgrade in the future. Also contributing to this growth is sales of our channel box products that address the branding and promo applications that are the desire of stations enabling them to add more commercial content or "coming-up next" promos. In addition, our growth has been positively impacted by greater market penetration in Europe, Asia and South America. The level of sales in our digital displays product line has remained relatively flat.

Gross Profit. Gross margins for the year ended December 31, 2007 and 2006, were 68% and 67%, respectively. Gross margins in our broadcast graphics segment were 68% in 2007 and 67.5% in 2006. Gross margins in our digital display segment were 59% in 2007 and 58.5% in 2006. Year to date margins in all segments remained fairly comparable. This is due to the fact that material costs, the largest component of our product cost, has remained flat as the technology has been constant and reliable.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses for 2007 and 2006 were as follows (in thousands):

	2007	% of Total	2006	% of Total
Broadcast graphics	$12,491	87%	$10,545	86%
Digital displays	1,945	13	1,753	14
	$14,436		$12,298

The increase in SG&A expenses of $1.9 million for the broadcast graphics segment was driven primarily by $0.5 million in costs associated with the operation of our international offices, $0.2 million in costs associated with our reverse split and move to the American Stock Exchange, $0.6 million in product management and sales support, $0.2 million in increased commissions associated with higher revenues, $0.3 million due to higher employee benefit costs and $0.1 million in consulting costs of Sarbanes Oxley compliance. Increases in employee benefit costs accounted for the increase in the digital displays segment.

Research and Development Expenses. Research and development ("R&D") costs for 2007 and 2006 were as follows (in thousands):

	2007	% of Total	2006	% of Total
Broadcast graphics	$4,472	90%	$3,340	83%
Digital displays	500	10	701	17
	$4,972		$4,041

The primary factor contributing to the increase in R&D in the broadcast graphics segment is the Company's investment, primarily in the form of personnel and related costs, in the development of new products for HDTV, mobile content, and channel branding. The decrease in R&D in the digital display segment is due to the reduced spending level as this segment's initial investment is behind us and we move to a sustaining level.

Interest income and expense. The reduction in interest expense reflects the elimination in 2007 of any interest cost associated with convertible debentures and a term loan which were not outstanding during any periods in 2007. Interest income is slightly lower due to the elimination of interest earned on our note receivable from Trilogy, a company sold in 1998, that was satisfied early in 2007.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	2007	2006
Foreign exchange transaction gain	$ 92	$ 84
Subrental income	60	60
Other	10	3
	$162	$147

Income tax benefit. In 2007 and 2006, we determined that it was more likely than not, based on a reasonable forecast of results, that we would generate both book and taxable income over the next three years, and therefore would be able to realize the benefit of a portion of our deferred tax assets, predominantly comprised of net operating loss carryforwards. Therefore, we recorded an income tax benefit totaling $0.9 million and $1.7 million in 2007 and 2006, respectively, which reflects a decrease in our valuation allowance.

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Sales. Revenues for 2006 and 2005 were as follows (in thousands):

	2006	% of Total	2005	% of Total
Broadcast graphics	$25,371	97%	$24,636	98%
Digital displays	875	3	493	2
	$26,246		$25,129

Revenues for the year ended December 31, 2006 were $26.2 million, an increase of $1.1 million, or 4% from the $25.1 million reported for the year ended December 31, 2005. Revenues derived from U.S. customers were $20.7 million in 2006 as compared to $19.8 million in 2005. Revenues derived from international customers were $5.5 million in 2006 and $5.3 million in 2005. The increase in broadcast graphics revenues is due to the increase in consumer demand for HD television content, requiring broadcasters to accelerate the implementation of their HD programs, resulting in increased demand for Chyron's HyperX systems. International revenues in 2006 were higher than 2005 in part as a result of a continuing European government's upgrade program and the result of the efforts of an expanded presence in Europe. We also expect that HDTV acceptance will continue to increase internationally, which could be beneficial to Chyron in future periods. The increase in sales in our digital display product line is due to the expansion of our product offerings and the growth in our sales network.

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

Liquidity and Capital Resources

At December 31, 2007, we had cash on hand of $6.3 million and working capital of $8.4 million.

During 2007, net cash of $4.6 million was provided by operations, primarily driven by the net income, adjusted for non-cash charges. Also impacting cash from operations was an increase in accounts receivable due to an increase in sales late in Q4 2007, which were offset by an increase in accounts payable arising from increased purchasing late in the year to replenish inventory levels and an increase in accrued expenses relating to employee benefits. During 2007, approximately $0.8 million was used to purchase equipment, most notably servers and software and a new tradeshow booth.

The Company has a lending agreement with its U.S. bank which extends through April 13, 2008, to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. Throughout 2007 there were no borrowings outstanding under this agreement. The Company is required to maintain cash or availability of $1 million and for 2007 was required to attain designated minimum cumulative year-to-date EBITDA, excluding FAS123(R) stock option expense, at each quarter-end, which it did. The company is currently in the process of seeking renewal of the revolver with its bank.

As is usual and customary in such lending agreements, the agreement also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

Chyron's contractual obligations as of December 31, 2007, are as follows (in thousands):

	Payments Due by Period
		Less Than	One to
Contractual Obligations	Total	One Year	Four Years

Pension obligations	$1,318	$ 197	$1,121
Purchase commitments for inventory	3,000	3,000	-
Capital lease obligations	92	37	55
Operating lease obligations	702	456	246
Total	$5,112	$3,690	$1,422

In January 2008, we acquired AXIS Graphics whose purchase price was $3.04 million, consisting of $1.04 million in cash, $1.0 million of restricted stock and $1.0 million in promissory notes due December 31, 2008 bearing interest at 5% per annum, payable quarterly.

The Company also takes into consideration the environment in which it operates when reviewing its liquidity and capital resource requirements. We provide graphics products to the broadcast industry for use in digital television. We have also expanded our product line to include video and digital signage products that provide for use in business and a general corporate environment. In January 2008, we acquired AXIS Graphics that will enable us to provide an online service to broadcasters. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2007, we did not have any minority interests.

Our Common Stock in 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make discretionary matching contributions of up to 20% of the first 10% of the compensation contributed by a participant. The Company has the option of making the matching contribution in cash or through the issuance of new previously unissued shares of Company stock. The cost associated with the Company's matching contribution was $0.09 million in 2007, $0.08 in 2006 and $0.07 million in 2005. A participant in the plan has 11 investment choices. One of these is our common stock, which participants may freely trade during non-restricted trading periods as defined in the Company insider-trading policy.

Transactions with Related Parties

The Company began fiscal 2006 with two series of debentures that had been issued to certain persons and entities, including certain directors, affiliates and shareholders of the Company. The Series C Debentures, which totaled $1.3 million (original principal was $2.3 million and was partly redeemed in March 2005), were originally scheduled to mature in April 2006, but were redeemed in full in March 2006 by using the proceeds from a term loan provided by our bank. The Series C Debentures accrued interest on an annual basis at 7%, payable in kind, and carried a per share conversion price of $4.50 (adjusted for reverse stock split). Interest expense attributable to these Series C Debentures totaled $19 thousand in 2006 and $108 thousand in 2005.

The Series D Debentures, which totaled $2.8 million, were redeemed in full in October 2006, when all holders converted their debentures into 1,366,100 shares (adjusted for the one for three reverse split in September 2007) of restricted common stock of the Company based upon the conversion price of $1.95 (reverse split adjusted). The Series D Debentures earned interest annually at 8%, which was payable in kind when originally issued, and effective December 1, 2005 became payable in cash. Interest expense attributable to these Series D Debentures totaled $29 thousand in 2006 and $71 thousand in 2005. The reported amount of interest expense has been adjusted as a result of amortization of a gain on exchange when the Series D were originally issued in 2004, that was deferred in accordance with SFAS No. 15. The amortization, which reduced interest expense, totaled $129 thousand in 2006 and 2005.

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.4 million, $0.3 million and $0.2 million during 2007, 2006 and 2005, respectively.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                         MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. Sales to foreign customers were 26% of total sales in 2007 and 21% in 2006 and 2005. Substantially all sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars. The net impact of foreign exchange transactions was a gain of $0.09 million, a gain of $0.08 million, and a loss of $0.09 million for the years ended December 31, 2007, 2006 and 2005, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss.

Additionally, we are potentially exposed to interest rate risk with respect to any bank debt which would carry a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate. At December 31, 2007, there is no outstanding indebtedness with variable interest rates. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks is not material to our near-term financial position, earnings or cash flows.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Financial Statements

Financial Statements:	Page

Report of BDO Seidman, LLP, Independent Registered Public
Accounting Firm	51

Consolidated Balance Sheets at December 31, 2007 and 2006	52

Consolidated Statements of Income for the Years Ended December 31, 2007,
2006 and 2005	53

Consolidated Statements of Cash Flows for the Years Ended December 31, 2007,
2006 and 2005	54

Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 2007, 2006 and 2005	55

Notes to the Consolidated Financial Statements	56

Financial Statement Schedule:

II - Valuation and Qualifying Accounts	81

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Chyron Corporation

We have audited the accompanying consolidated balance sheets of Chyron Corporation as of December 31, 2007 and 2006 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2007. We have also audited the schedule listed in the accompanying index for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chyron Corporation at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

Also, in our opinion, the schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 1 to the consolidated financial statements, in 2006 Chyron Corporation changed its method of accounting for stock-based compensation in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payments".

As discussed in Note 1 to the consolidated financial statements, in 2006 Chyron Corporation adopted Statement of Financial Accounting Standards No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)" relating to its defined benefit plan.

/s/ BDO Seidman, LLP

Melville, New York

March 21, 2008

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,
Assets	2007	2006
Current assets:
Cash and cash equivalents	$ 6,290	$ 2,362
Accounts receivable, net	5,909	4,130
Inventories, net	2,796	2,958
Deferred taxes	686	270
Prepaid expenses and other current assets	441	334
Total current assets	16,122	10,054

Property and equipment, net	1,239	984
Deferred taxes	1,941	1,447
Other assets	175	18
TOTAL ASSETS	$19,477	$12,503

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 5,514	$ 2,818
Deferred revenue	1,927	1,501
Pension liability	197	658
Capital lease obligations	37	28
Total current liabilities	7,675	5,005

Pension liability	1,121	1,457
Deferred revenue	434	430
Other liabilities	111	142
Total liabilities	9,341	7,034

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,309,456 and 15,216,335
at December 31, 2007 and 2006, respectively	153	152
Additional paid-in capital	75,935	75,329
Accumulated deficit	(66,159)	(69,874)
Accumulated other comprehensive income (loss)	207	(138)
Total shareholders' equity	10,136	5,469
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$19,477	$12,503

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
	Year Ended December 31,
	2007	2006	2005

Net sales	$32,327	$26,246	$25,129
Cost of sales	10,296	8,605	9,546
Gross profit	22,031	17,641	15,583

Operating expenses:
Selling, general and administrative	14,436	12,298	11,884
Research and development	4,972	4,041	2,867

Total operating expenses	19,408	16,339	14,751

Operating income	2,623	1,302	832

Interest expense	(31)	(170)	(219)
Interest income	137	150	106
Other income (expense), net	162	147	(13)

Income before income taxes	2,891	1,429	706
Income tax benefit	824	1,692

Net income	$3,715	$3,121	$ 706

Net income per share:
Basic	$ 0.24	$ 0.22	$ 0.05
Diluted	$ 0.23	$ 0.21	$ 0.05

Weighted average shares used in computing net income
per share:
Basic	15,240	14,166	13,783
Diluted	16,099	15,049	13,925

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2007	2006	2005
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$3,715	$3,121	$ 706
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	540	389	371
Gain on extinguishment of debt/sale of investments		(129)
Non-cash settlement of interest liability			160
Non-cash compensation related to stock options	485	346
Deferred tax benefit	(909)	(1,717)
Inventory reserves	290	336	28
Other	26	26	55
Changes in operating assets and liabilities:
Accounts receivable	(1,779)	483	(1,225)
Inventories	(128)	(802)	50
Prepaid expenses and other assets	(283)	(80)	(10)
Accounts payable and accrued expenses	2,696	(500)	103
Deferred revenue	430	577	420
Other liabilities	(460)	(62)	(145)
Net cash provided by operating activities	4,623	1,988	513

CASH FLOWS FROM INVESTING ACTIVITIES:
Collection and proceeds from sale of subsidiary, net			428
Acquisition of property and equipment	(784)	(659)	(197)
Net cash (used in) provided by investing activities	(784)	(659)	231

CASH FLOWS FROM FINANCING ACTIVITIES:
Principal payments on convertible debentures		(1,345)	(1,260)
Proceeds from exercise of options and warrants	136	68	5
Payment of stock split fractional shares	(14)
Payments of capital lease obligations	(33)	(21)	(13)
Net cash provided by (used in) financing activities	89	(1,298)	(1,268)

Change in cash and cash equivalents	3,928	31	(524)
Cash and cash equivalents at beginning of year	2,362	2,331	2,855
Cash and cash equivalents at end of year	$ 6,290	$ 2,362	$ 2,331

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 15	$ 297	$ 27
Assets acquired under capital lease	11	62	80
Series D Debentures converted to common stock		2,664

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT)
(In thousands)
					Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares(1)	Amount(1)	Capital(1)	(Deficit)	Income (loss)	Total
Balance at January 1, 2005	13,775	$ 138	$72,243	$(73,701)	$ (1)	$(1,321)

Net income and comprehensive income				706		706

Shares issued upon exercise of stock
options	6		5			5

Shares issued to 401K plan	12		17			17

Balance at December 31, 2005	13,793	138	72,265	(72,995)	(1)	(593)

Net income				3,121		3,121

Cumulative translation adjustment					6	6

Total comprehensive income						3,127

Effect of pension benefit costs related
to adoption of FAS 158					(143)	(143)

Non cash compensation related to
stock options			346			346

Shares issued upon exercise of
stock options	57		68			68

Shares issued upon conversion of
Series D Debentures	1,366	14	2,650			2,664

Balance at December 31, 2006	15,216	152	75,329	(69,874)	(138)	5,469

Net income				3,715		3,715

Deferred pension gain					336	336

Cumulative translation adjustment					9	9

Total comprehensive income						4,060

Non cash compensation related to
stock options			485			485

Shares issued upon exercise of
stock options	93	1	135			136

Payment of stock split fractional shares			(14)			(14)

Balance at December 31, 2007	15,309	$ 153	$75,935	$(66,159)	$ 207	$10,136

(1)  Adjusted to reflect a reverse stock split of one for three, effective September 19, 2007.

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron Corporation and its wholly-owned subsidiaries ("Chyron" or the "Company") is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. In 2005, Chyron introduced the ChyTV product line providing low-cost, easy to use graphics for microcasting and digital signage applications. ChyTV, which is part of the Company's digital display division, represents a reporting segment for the Company.

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, stock compensation, allowances for doubtful accounts and reserves for warranty and incurred but not reported health insurance claims. Actual results could differ from those estimates.

Reverse Stock Split

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

Following the effective date of the reverse stock split, the par value of the common stock remained at $0.01 per share and the aggregate number of authorized shares remained at 150,000,000. As a result, the common stock in our Consolidated Balance Sheet was reduced by approximately $0.3 million, with a corresponding increase in the additional paid-in capital. Common stock and paid in capital accounts and all share data and earnings per share data have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split.

Cash and Cash Equivalents

Cash includes cash on deposit, overnight repurchase agreements, and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. Cash and cash equivalents include $5.3 million and $1.4 million of investments in overnight repurchase agreements at December 31, 2007 and 2006, respectively. Repurchase agreements are collateralized by U.S. Treasury and federal agency securities with a fair value of 102% of the securities sold. The Company maintains accounts with financial institutions which at times, exceed federally insured limits. This credit risk is divided among six financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value.

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

Revenue Recognition

Net sales include revenue derived from sales of products, software and services. We recognize revenue when it is realized or realizable and earned, when we have persuasive evidence of an arrangement, the product has been shipped or the services have been provided to the customer, the sales price is fixed or determinable and collectibility is reasonably assured and all criteria of Statement of Position 97-2 ("SOP97-2"), "Software Revenue Recognition," EITF03-5, "Applicability of AICPA Statement of Position 97-2 to Non-Software Deliverables in an Arrangement Containing More-Than Incidental Software" ("EITF03-5") or SEC Staff Accounting Bulletin No. 104, "Revenue Recognition" ("SAB104") are met. Revenue is reduced for estimated customer returns and other allowances.

Revenue from product sales, which is accounted for under SOP97-2, EITF03-5 and SAB104 since software included in most of our products is considered to be more than incidental to the products as a whole, is recognized when title has passed (usually at the time the product is shipped to the customer) and there are no unfulfilled company obligations that affect the customer's final acceptance of the arrangement. Revenue from one-time charge licensed software is recognized at the inception of the license term because no post contract support or upgrades or enhancements are included with the purchase of a license and all other revenue recognition criteria are met.

In connection with many of our product sales, customers may purchase a maintenance contract. Revenue from maintenance contracts, which approximated 5.1%, 4.8% and 4.9% of our 2007, 2006 and 2005 revenues, respectively, is recognized ratably over the contractual period. We recognize revenue from training, installation or other services as the services are performed. Revenues from maintenance contracts and other services comprised less than 10% of total revenues in each year presented.

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

Approximately 26%, 30% and 27% of 2007, 2006 and 2005 consolidated revenues, respectively, were made to dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as a component of cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.25 million in 2007, $0.26 million in 2006 and $0.26 million in 2005.

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

Sales Taxes

In accordance with the guidance of EITF Issue No. 06-3, "How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"), we account for sales taxes imposed on our goods and services on a net basis in our "Consolidated Statements of Income." Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Foreign Currencies

Assets and liabilities of our foreign subsidiaries, which are of immaterial amounts, are translated into U.S. dollars at the period end rate of exchange, while revenues and expenses are translated at the average exchange rate during the period. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2007, 2006 and 2005 were a gain of $0.09 million, a gain of $0.08 million, and a loss of $0.09 million, respectively.

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

	Year Ended December 31,
	2007	2006	2005
Basic weighted average shares outstanding	15,240	14,166	13,783
Effect of dilutive stock options	859	602	142
Effect of dilutive convertible debentures		281
Diluted weighted average shares outstanding	16,099	15,049	13,925

Weighted average shares which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive
Stock options	257	417	1,578
Convertible debentures			1,663
Warrants			24
	257	417	3,265

As of December 31, 2007, all previously outstanding warrants have expired and all Debentures have been redeemed or converted.

Stock-Based Compensation Plans

Effective January 1, 2006, the Company adopted the provisions of FAS No. 123(R), "Share-Based Payment" ("FAS123(R)"). Under FAS123(R), share-based compensation cost is measured at the grant date, based on the estimated fair value of the award, and is recognized as an expense over the requisite service period. The Company adopted the provisions of FAS123(R) using a modified prospective application. Under this method, compensation cost is recognized for all share-based payments granted, modified or settled after the date of adoption, as well as for any unvested awards that were granted prior to the date of adoption. Prior periods are not revised for comparative purposes. Stock compensation expense of $485 thousand and $346 thousand, was recognized in the years ended December 31, 2007 and 2006, respectively, for all awards granted on or after January 1, 2006, as well as the unvested portion of awards granted before January 1, 2006.

Awards granted prior to the adoption of FAS123(R) were accounted for under the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25"), and its related interpretations. Under this intrinsic value method there was no compensation expense recognized for the year ended December 31, 2005 because all options had exercise prices equal to the market value of the underlying stock on the date of grant.

The following table illustrates the effect on net income and net income per common share if the fair value method had been applied (in thousands except per share amounts):

Year ended December 31,
2005
Net income as reported	$ 706
Deduct: Total stock-based employee compensation
expense determined under fair value based method	(819)
Pro forma loss	$ (113)
Net income (loss) per share - basic and diluted:
As reported	$ 0.05
Pro forma	$(0.01)

Retirement-Related Benefits

We account for our defined benefit pension plan using appropriate actuarial methods and assumptions, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability. As a result of these adjustments, the current funded status of our defined benefit pension plan is reflected in the Company's consolidated balance sheet as of December 31, 2007 and 2006.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and enhances fair value measurement disclosures. In February 2008, the FASB issued FASB Staff Position (FSP) 157-1, "Application of FASB Statement No. 157 to FASB Statement No. 13 and Other Accounting Pronouncements That Address Fair Value Measurements for Purposes of Lease Classification or Measurement under Statement 13" (FSP 157-1) and FSP 157-2, "Effective Date of FASB Statement No. 157" (FSP 157-2). FSP 157-1 amends SFAS No. 157 to remove certain leasing transactions from its scope. FSP 157-2 delays the effective date of SFAS No. 157 for all non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008. The measurement and disclosure requirements related to financial assets and financial liabilities are effective for us beginning in the first quarter of fiscal 2008. The adoption of SFAS No. 157 for financial assets and financial liabilities will not have a significant impact on our consolidated financial statements. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to non-financial assets and non-financial liabilities beginning in the first quarter of 2009.

In February 2007, the FASB issued SFAS No. 159, "The Fair value Option for Financial Assets and Financial Liabilities," which gives companies the option to measure eligible financial assets, financial liabilities and firm commitments at fair value (i.e., the fair value option), on an instrument-by-instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability or upon entering into a firm commitment. Subsequent changes in fair value must be recorded in earnings. SFAS No. 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect that the adoption of SFAS 159 will have a material impact on our consolidated financial statements.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2007, we did not have any minority interests.

2. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.48 million and $0.58 million at December 31, 2007 and 2006. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2007 and 2006, receivables included approximately $2.1 million and $1.2 million, respectively, due from foreign customers.

Bad debt expense amounted to zero in 2007, 2006 and 2005. We record an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible and an additional allowance based on historical experience and management's assessment of the general financial conditions affecting our customer base. We also evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or credit insurance) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

3. INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2007	2006
Finished goods	$ 537	$ 418
Work-in-progress	348	160
Raw material	1,911	2,380
	$2,796	$2,958

4. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2007	2006
Machinery and equipment	$2,068	$1,459
Furniture and fixtures	991	805
Leasehold improvements	99	99
	3,158	2,363
Less: Accumulated depreciation
and amortization	1,919	1,379
	$1,239	$ 984

Depreciation expense, which includes amortization of assets under capital lease, was $0.5 million, $0.4 million and $0.4 million in 2007, 2006 and 2005, respectively.

The value of equipment recorded under capital leases was approximately $0.15 million and $0.14 million at December 31, 2007 and 2006, respectively.

5. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2007	2006
Accounts payable	$3,082	$1,090
Accrued salaries, bonuses and vacation pay	1,914	1,271
Accrued warranty (Note 11)	50	50
Other	468	407
	$5,514	$2,818

Included in other accrued expenses at December 31, 2007 and 2006 is $0.2 million related to the Company's estimate of incurred, but not reported, healthcare claims.

6. CREDIT FACILITY

In 2006, the Company amended its lending agreement to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At December 31, 2007, available borrowings on the revolver were $1.5 million. No amounts have been borrowed under the revolver since its inception. The revolver will mature on April 13, 2008 and bears interest at Prime +1%. The lending agreement also provided for a $1.5 million term loan which the Company drew down on March 20, 2006 in the amount of $1.3 million in order to redeem Series C Debentures which were scheduled to mature in April 2006. The term loan was payable in twenty-four equal installments plus interest at Prime + 1.75%. The Company was making monthly installments on the term loan since its inception and on December 28, 2006 the remaining balance on the term loan of $840 thousand was paid in full. There were no outstanding borrowings under this agreement throughout 2007. The Company is required to maintain cash or availability of $1 million and for 2007 was required to attain designated minimum cumulative year-to-date EBITDA, excluding FAS123(R) stock option expense, at each quarter-end, which it did. The Company is currently in the process of seeking renewal of the revolver with its bank.

As is usual and customary in such lending agreements, the agreement also contains certain non-financials requirements, such as required periodic reporting to the bank and various representations and warranties. The agreement also restricts our ability to pay dividends without the bank's consent.

7. LONG-TERM INCENTIVE PLAN

Incentive awards are provided to employees under the terms of our 1999 Incentive Compensation Plan. The Plan allows for the award of incentive and non-incentive options to employees and non-incentive options to non-employee members of our board of directors. The Plan is administered by a committee, designated by the board, to determine the time and circumstances under which an employee option may be exercised. Generally, options vest 1/3 each year, are fully vested three years from grant date and have a term of ten years. Non-incentive options granted to our board of directors are immediately vested. At December 31, 2007, there were 0.6 million shares available to be granted under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted during the years ended December 31, 2007, 2006 and 2005, were estimated based on the following weighted average assumptions:

	2007	2006	2005
Expected volatility	96.6%	106.1%	95.9%
Risk-free interest rate	4.29%	4.77%	3.85%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	4.0	4.0	4.0
Estimated fair value per option granted	$2.25	$1.98	$0.78

Stock option activity under the Plan, is as follows:
			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contracted	intrinsic
	options	price	term (years)	value
Outstanding at January 1, 2005	1,645,632	$2.82
Options granted	308,167	1.17
Options exercised	(5,778)	0.84
Options forfeited and canceled	(198,610)	3.12
Outstanding at December 31, 2005	1,749,411	2.52
Options granted	436,167	2.64
Options exercised	(57,364)	1.17
Options forfeited and cancelled	(73,216)	8.25
Options at December 31, 2006	2,054,998	2.37
Options granted	355,012	3.28
Options exercised	(95,703)	1.43
Options forfeited and canceled	(70,116)	2.64
Options outstanding at December 31, 2007	2,244,191	2.54	6.54	$6,529,456
Options exercisable at December 31, 2007	1,690,083	2.40	5.72	$5,157,017

The aggregate intrinsic value of options exercised during the year ended December 31, 2007 and 2006 was approximately $289,000 and $117,000, respectively. New shares were issued for all options exercised during the years ended December 31, 2007, 2006 and 2005.

The impact on our results of operations of recording share-based compensation expense for the years ended December 31, 2007 and 2006 is as follows:

	2007	2006
Cost of sales	$ 67,946	$ 51,970
Research and development	150,452	103,941
Selling, general and administrative	266,931	190,558
	$485,329	$346,469

As of December 31, 2007, there was approximately $825,000 of total unrecognized share-based compensation expense related to options granted under our plans that will be recognized over the next three years.

A summary of our non-vested options as of December 31, 2007 and changes during the year 2007 is presented below:

		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2007	440,400	$1.74
Granted	355,012	2.25
Vested	(233,361)	1.28
Forfeited and cancelled	(7,943)	1.65
Nonvested at December 31, 2007	554,108	2.26

Pursuant to authorization received from the Board of Directors, on February 3, 2005 the Company accelerated the vesting of certain outstanding unvested stock options with an exercise price of greater than $1.41 (adjusted for the one for three reverse split in September 2007) per share. These options were originally scheduled to vest in equal increments at the end of each of the first, second and third years following their grant date. The Company's decision to accelerate the vesting of the options was due to its desire to avoid recording compensation expense, under FAS123(R). The financial effect was to accelerate the proforma compensation expense and thereby avoid recording compensation expense of $0.29 million in 2006 and $0.15 million in 2007 that would have been required once FAS123(R) was implemented. As a result of the acceleration of vesting, options to purchase 501,313 (adjusted for the one for three reverse stock split) shares of the Company's common stock became immediately exercisable.

8. OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income (Loss)
January 1, 2005	$ (1)	-	$ (1)
Change for period	-	-	-
December 31, 2005	(1)	-	(1)
Change for period	6	$(143)	(137)
December 31, 2006	5	(143)	(138)
Change for period	9	336	345
December 31, 2007	$ 14	$ 193	$ 207

Effective December 31, 2006, the Company adopted FASB No. 158, Employer's Accounting for Defined Benefit Pension and Other Postretirement Plans ("FASB 158"). As a result the Company recorded an additional pension liability of $143 thousand that was included in accumulated other comprehensive income ("AOCI"). This adjustment was shown in the consolidated statement of shareholders' equity as a component of comprehensive income in the Annual Report on Form 10-K for the year ended December 31, 2006. However, the preferred method would have been to record it as an adjustment of the ending balance of AOCI.

Consequently, the presentation of comprehensive income for 2006 has been modified in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. This reclassification had no effect on the previously reported ending balance of AOCI and shareholders' equity at December 31, 2006 or reported net income for the year ended 2006.

9. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$16,288	$16,927
Capital loss carryforwards	4,991	4,973
Temporary differences:
Inventory	2,104	2,006
Fixed assets and capitalized software	553	821
Other liabilities	875	1,021
Accounts receivable and other assets	524	685
	25,335	26,433

Deferred tax valuation allowance	22,708	24,716
	$ 2,627	$ 1,717

At December 31, 2007, we had U.S. net operating loss carryforwards ("NOLs") of approximately $48 million expiring between the years 2012 through 2026. The $16,288 above is the estimated tax benefit (at approximately 34% tax rate) that would be realized upon realization of those NOLs against future taxable income. Also at December 31, 2007, we had capital loss carryforwards of approximately $15 million that expire in 2008. The $4,991 above is the estimated tax benefit (at approximately 34% tax rate) that would be realized upon realization of these capital loss carryforwards against future capital gains.

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

For the year ended December 31, 2007 and 2006, we determined that it was more likely than not, based on a reasonable forecast of results, that we would generate book and taxable income over the next three years, and therefore would be able to realize the benefit of a portion of our deferred tax assets, predominantly comprised of net operating loss carryforwards. Therefore, in 2007 and 2006 we recorded an income tax benefit totaling $0.9 million and $1.7 million, respectively, which reflects a decrease in our valuation allowance.

Our income tax benefit for the year ended December 31, 2007 and 2006, consisted of the following (in thousands):

	2007	2006
Current foreign tax provision	$ (35)	$ (25)
Current federal AMT provision	(50)
Decrease in valuation allowance	909	1,717
	$ 824	$1,692

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2007		2006		2005
	Amount	%	Amount	%	Amount	%
Federal income tax at
statutory rate	$ 983	34.0	$ 486	34.0	$ 240	34.0
Permanent differences	166	5.7	123	8.6	(7)	(1.0)
International taxes and rate
differentials	35	1.2	(13)	(0.9)	0	0.0
Effect of valuation allowance of
deferred tax assets	(2,008)	(69.4)	(2,288)	(160.1)	(233)	(33.0)
	$ (824)	(28.5)	$(1,692)	(118.4)	$ 0	0.0

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

We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2004 through 2007 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2003 through 2007 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

10. BENEFIT PLANS

Chyron has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. The U.S. Pension Plan was closed to new employees that joined the Company after October 1, 2006. Pension expense is actuarially determined using the projected unit credit method. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. During 2007, we contributed $0.7 million to the Pension Plan based on ERISA requirements and contributed an additional $0.25 million in excess of the ERISA requirement. During 2008, we will continue to make contributions into the Plan in accordance with our policy, and such amount will not be less than $0.2 million. We use a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2007	2006
Reconciliation of projected benefit obligation:
Obligation at January 1	$4,637	$4,169
Service cost	426	434
Interest cost	256	224
Plan amendments	85	-
Actuarial gains	(513)	-
Benefit payments	(74)	(190)
Obligation at December 31	$4,817	$4,637

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$2,522	$1,985
Actual return on plan assets	142	169
Employer contributions	908	558
Benefit payments	(73)	(190)
Fair value of plan assets at December 31	$3,499	$2,522

Funded Status:
Funded status at December 31	$(1,318)	$(2,115)

Projected benefit obligation	$ 4,817	$ 4,637
Accumulated benefit obligation	3,942	3,822
Fair value of plan assets	3,499	2,522

Amounts recognized in consolidated balance sheets:
Prior service credit	$ 120	$ 239
Net gain (loss)	73	(382)
Accumulated other comprehensive income (loss)	193	(143)

Accumulated contributions in excess of net
periodic benefit cost	(1,511)	(1,972)
Net amount recognized in consolidated balance sheet	$(1,318)	$(2,115)

	2007	2006	2005
Components of net periodic pension cost:
Service cost	$425	$433	$383
Interest cost	256	224	189
Expected return on plan assets	(200)	(153)	(154)
Amortization of prior service cost	(34)	(34)	(34)
Amortization of prior loss	-	12	-
Net periodic benefit cost	447	482	384

Other changes in plan assets and benefit
obligations recognized in other comprehensive
income:
Prior service cost	85
Net actuarial gain	(454)
Amortization of prior service cost	34
Total recognized in other comprehensive loss	(335)

Total recognized in net periodic benefit cost
and other comprehensive loss (1)	$ 112	$ 482	$ 384

(1) Amortization of the prior service cost into net periodic cost in 2008 is expected to be $(25).

Weighted-average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	5.75%	5.50%	5.50%
Expected long term return on plan assets	7.50%	7.50%	8.50%
Rate of compensation increase	4.00%	4.00%	4.00%

Weighted-average assumptions used to
determine pension benefit obligation
as of December 31:
Discount rate	6.50%	5.75%	5.50%
Rate of compensation increase	4.00%	4.00%	4.00%

The assumed expected long-term rate of return on plan assets is an estimate based on our plan investment guidelines which specify our strategic asset allocation, historical performance for the various asset classes in our strategic allocation, and our expectations for long-term rates of return for these various asset classes. We recognize that market performance varies and that our assumed expected long-term rate of return may not be meaningful during some periods. We re-evaluate our assumed expected long-term rate of return on plan assets annually through discussion with our plan investment manager. We select that return which we believe best reflects a reasonable expected return on funds invested and to be invested to provide for the benefits included in the projected benefit obligation. Based on our analysis and in consideration of our actual investment experience over the past three years, we lowered our assumption from 8.5% to 7.5% in 2006, which effect is to increase net periodic pension cost. The overall investment objective for the pension plan investment portfolio is to achieve the highest level of return with the least amount of risk. Our actual pension plan asset allocations at December 31, 2007 and 2006 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2008	2007	2006
Equity securities	55% (+1-5%)	50%	45%
Debt securities	35% (+1-5%)	35%	31%
Cash and cash equivalents	10% (+1-10%)	15%	24%

The following table presents estimated future benefit payments over the next ten years (in thousands):

2008	$ 280
2009	534
2010	139
2011	129
2012	183
2013 to 2017	1,284

The amortization of gains and losses is determined by using a 10% corridor of the greater of the market-related value of assets and the projected benefit obligation. Total unamortized gains and losses in excess of the corridor are amortized into income over the average remaining future service. Prior service costs/(benefits) are amortized over the average remaining future service at the time the prior service was established. Average remaining future service as of January 1, 2007 was about 9.8 years.

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary matching contributions of up to 20% of the first 10% of the compensation contributed by a participant. The Company has the option of making the matching contributions in cash or through the issuance of new previously unissued shares of Company stock. The charge to earnings for the cost of the matching contributions was $0.09 million in 2007, $0.08 million in 2006 and $0.07 million in 2005. Employees will vest in the matching contributions in equal increments annually over three years.

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

11. PRODUCT WARRANTY

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

	2007	2006	2005

Balance at beginning of period	$ 50	$ 223	$ 50
Provisions (credits)	(152)	(152)	396
Warranty services provided	152	(21)	(223)
	$ 50	$ 50	$ 223

12. COMMITMENTS AND CONTINGENCIES

At December 31, 2007, we were obligated under operating and capital leases, expiring at various dates through 2011, covering facility space and equipment as follows (in thousands):

	Operating	Capital

2008	$456	$ 37
2009	246	36
2010	-	15
2011	-	4

The operating leases contain provisions for escalations and for facility maintenance. Total rent expense was $0.42 million, $0.43 million and $0.44 million for 2007, 2006 and 2005, respectively.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. In addition, three executive officers have change in control agreements entitling them to certain additional benefits. Had all such key and other covered employees been terminated at December 31, 2007, the estimated total severance and benefits upon a change in control would have approximated $2 million.

At December 31, 2007, we had firm purchase commitments for inventory components of $3.0 million to be delivered during 2008.

We, from time to time, are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

13. RELATED PARTY TRANSACTIONS

The secretary of the Company, a non-executive position, is affiliated with a law firm that rendered various legal services to us for which we incurred costs of $0.4 million, $0.3 million and $0.2 million during 2007, 2006 and 2005, respectively.

14. SEGMENT AND GEOGRAPHIC INFORMATION

We conduct our current operations through two reportable segments: broadcast graphics and digital displays. The broadcast graphics segment supplies graphics hardware and software to the broadcast industry. Our digital displays segment provides low-cost graphics for digital signage applications.

The following table presents information about our segments (in thousands):

	2007	2006	2005
Net sales
Broadcast graphics	$31,429	$25,371	$24,636
Digital displays	898	875	493
Operating income (loss)
Broadcast graphics	4,537	3,244	1,929
Digital displays	(1,914)	(1,942)	(1,097)
Identifiable assets
Broadcast graphics	18,977	12,006	9,920
Digital displays	500	497	458

The details of the Company's geographic sales are as follows (in thousands):

	2007	2006	2005
Revenues from external customers:
United States	$23,818	$20,658	$19,761
Europe	5,206	3,596	3,139
Rest of world	3,303	1,992	2,229
	$32,327	$26,246	$25,129

15. SUBSEQUENT EVENT

On January 14, 2008, Chyron entered into an Asset Purchase Agreement (the "Purchase Agreement") with AXIS Graphics, LLC, a Delaware limited liability company ("AXIS") and Pyburn Films, Inc., a New York corporation ("PFI"), whereby Chyron purchased substantially all of the assets and certain liabilities of AXIS. The purchase price was $3,041,052 consisting of (i) $1,041,052 in cash payable at closing; (ii) $1,000,000 worth of restricted common stock of Chyron, which resulted in the issuance on January 14, 2008 of 195,313 restricted common shares based on the closing price of $5.12 per share on the American Stock Exchange ("Amex") on Friday, January 11, 2008; (iii) an unsecured, subordinated promissory note due December 31, 2008, in the amount of $1,000,000, bearing a 5% per annum interest rate with interest payable quarterly (the "Note").

On January 14, 2008, per the terms of a Consulting Agreement between the Company and PFI, Randy Pyburn was granted non-qualified stock options to purchase 500,000 shares of the Company's common stock, at an exercise price of $5.26 per share, representing the closing market price on the American Stock Exchange on the grant date. The stock options have a term of five years commencing on the date of grant and are subject to the terms and conditions of Chyron's 1999 Stock Option Plan. The stock options shall vest in four tranches, with the first tranche of 150,000 vesting on December 31, 2008 and each of the remaining tranches of 150,000, 100,000 and 100,000 vesting on December 31, 2009 depending on whether AXIS' products revenues in those years exceed designated target revenue levels set for each tranche in the respective years. In the event that AXIS products revenues for any individual tranche do not meet that tranche's revenue thresholds, the stock options related to that tranche shall automatically expire. In the event that PFI terminates the Consulting Agreement for other than cause, or Chyron terminates the Consulting Agreement for cause, prior to January 14, 2010, the unexercised portion of the stock options will be forfeited.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Not applicable. See Item 9A(T).

ITEM 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of December 31, 2007. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company's management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

Management's Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). The Company performed an evaluation, under supervision and with participation of the Company's management, including its CEO and CFO, of the effectiveness of the Company's internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, the CEO and CFO concluded that the Company's internal control over financial reporting was effective as of December 31, 2007.

This annual report does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permits the Company to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for herein will be presented under the captions ELECTION OF THE BOARD OF DIRECTORS, SECTION 16(a) REPORTING COMPLIANCE AND AUDIT COMMITTEE REPORT, in our definitive proxy statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Exchange Act by April 29, 2008, in connection with the 2008 annual meeting of stockholders of Chyron ("Proxy Statement"), and is incorporated herein by reference in response to this item.

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

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein will be presented under the caption AUDIT COMMITTEE REPORT in our Proxy Statement, and is incorporated herein by reference in response to this item.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) (1)  Financial Statements

See index to Consolidated Financial Statements on page 50.

(2)  Financial Statement Schedule

The following Consolidated Financial Statement schedule of Chyron Corporation and subsidiaries is included in Item 15(d) found on page 81.

Schedule II - Valuation and Qualifying Accounts for the Years Ended December 31, 2007, 2006 and 2005.

All other schedules called for under Regulation S-X are not submitted because they are not applicable or not required or because the required information is not material or is included in the Consolidated Financial Statements or notes thereto.

(3)  Financial Statement Exhibits

See list of exhibits to the Financial Statements in Section (c) below.

(c)	Exhibits	Note

3.	Articles of Incorporation and By-Laws.
(a)	Restated Certificate of Incorporation of Chyron Corporation	(1)
(b)	Amended and Restated By-Laws of Chyron Corporation,
	adopted October 28, 1998	(3)
(c)	Amendment of Certificate of Incorporation of Chyron Corporation,
	adopted January 24, 1997	(2)
(d)	Amendment of Certificate of Incorporation of Chyron Corporation
	adopted September 19, 2007	(15)

4.	Instruments defining rights of security holders, including debentures.
(a)	Form of Series C 7% Subordinated Convertible Debenture Due
	December 31, 2005	(5)
(b)	Form of Series D 8% Subordinated Convertible Debenture Due
	December 31, 2006	(5)
(c)	Amendment to Series C 7% Subordinated Convertible Debentures
	dated March 22, 2005	(9)
(d)	Amendment to Series D 8% Subordinated Convertible Debentures
	dated November 30, 2005	(11)
	78
10.	Material Contracts.
(a)	Indemnification Agreement between Chyron Corporation and
	Donald P. Greenberg dated November 19, 1996	(2)
(b)	Indemnification Agreement between Chyron Corporation and
	Christopher R. Kelly dated July 18, 2002	(4)
(c)	Indemnification Agreement between Chyron Corporation and
	Eugene M. Weber dated November 19, 1996	(2)
(d)	Indemnification Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated November 19, 1996	(2)
(e)	Indemnification Agreement between Chyron Corporation and
	Jerry Kieliszak dated July 18, 2002	(4)
(f)	Indemnification Agreement between Chyron Corporation and
	Kevin Prince dated October 1, 2004	(6)
(g)	Indemnification Agreement between Chyron Corporation and
	Michael C. Wheeler effective February 1, 2006	(13)
(h)	Indemnification Agreement between Chyron Corporation and
	Richard P. Greenthal effective February 6, 2006	(13)
(i)	Indemnification Agreement between Chyron Corporation and
	Dawn R. Johnston effective April 3, 2002	(13)
(j)	Indemnification Agreement between Chyron Corporation and
	Michael Wellesley-Wesley, Trustee, Chyron Corporation Employees
	Pension Plan, effective February 1, 2003	(13)
(k)	Indemnification Agreement between Jerry Kieliszak, Trustee, and
	Chyron Corporation Employees' Pension Plan, effective March 1, 2002	(4)
(l)	Employment Agreement between Chyron Corporation and
	Michael Wellesley-Wesley dated October 26, 2007	(16)
(m)	Change-in-Control Agreement between Chyron Corporation and
	M. Wellesley-Wesley, dated October 26, 2007	(16)
(n)	Change-in-Control Agreement between Chyron Corporation and
	J. Kieliszak, dated October 26, 2007	(16)
(o)	Change-in-Control Agreement between Chyron Corporation and
	K. Prince, dated October 26, 2007	(16)
(p)	Terms of Severance Agreement between Chyron Corporation and
	J. Kieliszak, dated October 26, 2007	(16)
(q)	Silicon Valley Bank First Loan Modification Agreement
	dated February 24, 2005	(7)
(r)	Silicon Valley Bank Loan and Security Agreement
	dated April 29, 2004	(7)
(s)	Silicon Valley Bank Side Letter to Loan and Security Agreement
	dated April 29, 2004	(7)
(t)	Silicon Valley Bank Second Loan Modification Agreement
	dated March 22, 2005	(9)
(u)	Silicon Valley Bank Third Loan Modification Agreement
	dated August 12, 2005	(10)

(v)	Silicon Valley Bank Fourth Loan Modification Agreement
	dated March 1, 2006	(11)
(w)	Silicon Valley Bank Fifth Loan Modification Agreement
	dated March 22, 2007	(12)

14.	(a) Code of Ethics for Senior Financial Officers	(5)
	(b) Code of Business Conduct and Ethics	(14)

23.1	Consent of BDO Seidman, LLP	(13)
31.1	Certification of Chief Executive Officer pursuant to Rule 13A-14(a) or
	15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

31.2	Certification of Chief Financial Officer pursuant to Rule 13A-14(a) or
	15D-14(a) of the Securities Exchange Act of 1934, as adopted pursuant
	to Section 302 of the Sarbanes-Oxley Act of 2002	(13)

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350,
	as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(13)

(1)	Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended June 30, 1991 on Form 10-K dated January 31, 1992.
(2)	Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1996 on Form 10-K dated March 20, 1997.
(3)	Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 1998 on Form 10-K dated March 30, 1999.
(4)	Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 2002 on Form 10-K dated March 31, 2003.
(5)	Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 2003 on Form 10-K dated March 30, 2004.
(6)	Incorporated herein in its entirety by reference to the Annual Report for the fiscal year ended December 31, 2004 in Form 10-K dated March 31, 2005.
(7)	Incorporated herein in its entirety by reference to Form 8-K dated February 24, 2005.
(8)	Incorporated herein in its entirety by reference to Form 8-K dated March 2, 2005.
(9)	Incorporated herein in its entirety by reference to Form 8-K dated March 22, 2005.
(10)	Incorporated herein in its entirety by reference to Form 10-Q dated August 12, 2005.
(11)	Incorporated herein in its entirety by reference to Form 8-K dated March 2, 2006.
(12)	Incorporated herein in its entirety by reference to Form 8-K dated March 22, 2007.
(13)	Attached hereto in this Annual Report for the fiscal year ended December 31, 2007 on Form 10-K dated March 25, 2008.
(14)	Incorporated herein in its entirety by reference to Form 8-K dated July 26, 2007.
(15)	Incorporated herein in its entirety by reference to Form 8-K dated September 19, 2007.
(16)	Incorporated herein in its entirety by reference to Form 8-K dated October 31, 2007.

d)  Financial Statement Schedule

Schedule II

CHYRON CORPORATION AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Column A	Column B	Column C	Column D	Column E

	Balance at	Charged to		Balance at
	Beginning	Costs and		End of
Description	of Period	Expenses	Deductions	Period

Reserves and allowances deducted from
asset accounts:

YEAR ENDED DECEMBER 31, 2007
Allowance for doubtful accounts	$ 576		$ 96	$ 480
Inventory reserves	4,837	$ 290		5,127
Deferred tax valuation allowance	24,716	(909)	1,099	22,708

YEAR ENDED DECEMBER 31, 2006
Allowance for doubtful accounts	$ 576			$ 576
Inventory reserves	5,570	$ 336	$1,069	4,837
Deferred tax valuation allowance	27,004	(1,717)	571	24,716

YEAR ENDED DECEMBER 31, 2005
Allowance for doubtful accounts	$ 559	$ 17		$ 576
Inventory reserves	5,542	28		5,570
Deferred tax valuation allowance	29,969		$2,965	27,004

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2008, by the following persons on behalf of the registrant and in the capacities on the date indicated.

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