Form 10-K
period 2008-03-31
CHYRON CORP
filed 2008-05-13
CIK 20232

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to ________.

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
      Yes [x]     No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [x]

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on May 1, 2008 was 15,536,808.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2008 (unaudited)
	and December 31, 2007	3
	Consolidated Statements of Income (unaudited) for the Three
	Months ended March 31, 2008 and 2007	4
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2008 and 2007	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4T.	Controls and Procedures	18

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	19

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31
Assets	2008	2007
Current assets:
Cash and cash equivalents	$ 3,115	$ 6,290
Accounts receivable, net	6,636	5,909
Inventories, net	2,838	2,796
Deferred taxes	686	686
Prepaid expenses and other current assets	384	441
Total current assets	13,659	16,122

Property and equipment, net	1,411	1,239
Intangible assets, net	1,111
Goodwill	2,041
Deferred taxes	1,941	1,941
Other assets		175
TOTAL ASSETS	$20,163	$19,477

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,612	$ 5,514
Deferred revenue	1,942	1,927
Promissory note payable, net of debt discount	975
Pension liability	605	197
Capital lease obligations	39	37
Total current liabilities	7,173	7,675

Pension liability	628	1,121
Deferred revenue	474	434
Other liabilities	103	111
Total liabilities	8,378	9,341

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,536,808 at March 31, 2008
and 15,309,456 at December 31, 2007	155	153
Additional paid-in capital	77,321	75,935
Accumulated deficit	(65,904)	(66,159)
Accumulated other comprehensive income	213	207
Total shareholders' equity	11,785	10,136
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$20,163	$19,477

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands, except per share amounts)

(Unaudited)

	2008	2007

Net sales	$8,304	$ 6,529
Cost of products sold	2,444	2,121
Gross profit	5,860	4,408

Operating expenses:
Selling, general and administrative	4,170	3,261
Research and development	1,515	1,131

Total operating expenses	5,685	4,392

Operating income	175	16

Interest expense	(21)	(14)

Interest income	28	26

Other income, net	73	16

Net income	$ 255	$ 44

Net income per share - basic and diluted	$ 0.02	$ 0.00

Weighted average shares outstanding:
Basic	15,488	15,217
Diluted	16,597	15,988

Comprehensive income:
Net income	$ 255	$ 44

Other comprehensive income:
Foreign currency translation gain	6	2

Total comprehensive income	$ 261	$ 46

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2008 AND 2007
(In thousands)
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$ 255	$ 44
Adjustments to reconcile net income to cash from
operating activities:
Depreciation and amortization	198	108
Amortization of debt discount	7
Inventory provisions		60
Share-based payment arrangements	320	68
Other	7	12
Changes in operating assets and liabilities, net of
effects from acquisition:
Accounts receivable	(727)	77
Inventories	(42)	46
Prepaid expenses and other assets	57	(8)
Accounts payable and accrued expenses	(1,902)	334
Other liabilities	(30)	(35)
Net cash (used in) provided by operating activities	(1,857)	706

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(299)	(208)
Acquisition of AXIS Graphics	(1,054)
Net cash used in investing activities	(1,353)	(208)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	41	2
Payments on capital lease obligations	(6)	(6)
Net cash provided by (used in) financing activities	35	(4)

Change in cash and cash equivalents	(3,175)	494
Cash and cash equivalents at beginning of period	6,290	2,362
Cash and cash equivalents at end of period	$3,115	$2,856

Interest paid	$ 13	$ 3
Assets acquired under capital lease		11
Restricted stock issued for acquisition	$1,027
Promissory note issued for acquisition	1,000

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2008 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 figures included herein were derived from such audited consolidated financial statements.

Nature of Business

Chyron, and its wholly-owned subsidiaries, is a supplier of character generators ("CG") and graphics hardware and software related products to the television industry. The Company develops, manufactures, markets and supports hardware and software products that enhance the presentation of live and pre-recorded video, audio and other data. Chyron's products are used in broadcast production facilities worldwide for applications including news, sports, weather and election coverage. The Company's graphics products create, manipulate, store, playback and manage content including 2D/3D text, logos, graphics, animations and video stills/clips. We also provide low-cost, easy to use graphics for microcasting and digital signage applications through our ChyTV product line.

In January 2008 we acquired the assets of AXIS Graphics, LLC (AXIS), founder of a unique web-based graphics system for online content creation. The addition of AXIS products will enable us to provide web-based services customized to a client's unique brand. This will also extend beyond Chyron's core markets to include websites, newspapers, radio stations, mobile phones and digital signage globally.

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

	Three Months Ended
	March 31,
	2008	2007
Basic weighted average shares outstanding	15,488	15,217
Effect of dilutive stock options	1,109	771
Diluted weighted average shares outstanding	16,597	15,988

Weighted average shares which are not included in the
calculation of diluted net income per share because their
impact is anti-dilutive
Stock options	837	748

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically excluded from the scope of the Statement) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings.

Beginning January 1, 2008, we partially applied FAS 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008, we have applied the provisions of FAS 157 to our financial instruments and the impact was not material. Under FSP 157-2, we will be required to apply FAS 157 to our nonfinancial assets and liabilities beginning January 1, 2009. We are currently reviewing the applicability of FAS 157 to our nonfinancial assets and liabilities and the potential impact that application will have on our consolidated statements.

2. SHARE-BASED COMPENSATION

We account for share-based compensation cost in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees," as amended. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. In the quarter ended March 31, 2008, 550,000 non-qualified options were granted to non-employees for services and 42,500 were granted to employees. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2008	2007
Expected volatility	106.2%	101.3%
Risk-free interest rate	2.83%	4.48%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	6.0	4.0
Estimated fair value per option granted	$4.42	$2.43

The impact on our results of operations of recording share-based compensation is as follows:

	Three Months Ended
	March 31,
	2008	2007
Cost of products sold	$ 15,439	$ 9,557
Research and development	34,199	21,163
Selling, general and administrative	81,645	37,547
	$131,283	$68,267

The impact on our results of operations for the three months ended March 31, 2008 of recording share-based compensation expense for services to non-employees is as follows:

Research and development	$ 31,816
Selling, general and administrative	157,206
$189,022

As of March 31, 2008, there was approximately $1.6 million of total unrecognized share-based compensation cost related to options granted under our plans to employees or for services performed by non-employees that will be recognized over the next three years, although a portion of this unrecognized compensation is dependent upon certain performance-based criteria that may not be met.

3. INVENTORIES

Inventories, net is comprised of the following (in thousands):

	March 31,	December 31,
	2008	2007
Finished goods	$ 582	$ 537
Work-in-progress	290	348
Raw material	1,966	1,911
	$2,838	$2,796

4. ACQUISITION OF AXIS

On January 14, 2008, Chyron entered into an Asset Purchase Agreement (the "Purchase Agreement") with AXIS Graphics, LLC, a Delaware limited liability company ("AXIS") and Pyburn Films, Inc., a New York corporation ("PFI"), whereby Chyron purchased substantially all of the assets and certain liabilities of AXIS. The purchase price was $3,068,399 consisting of (i) $1,041,052 in cash payable at closing; (ii) 195,313 shares of restricted common stock of Chyron, valued at the closing price of $5.26 per share on the American Stock Exchange on the closing date ($1,027,347); and (iii) an unsecured, subordinated promissory note due December 31, 2008, in the principal amount of $1,000,000 (recorded at a discounted value of $968,674 to account for the below market interest rate associated with the note), bearing a 5% per annum interest rate with interest payable quarterly. Expenses totaling $187,324 (as of March 31, 2008) and a debt discount of $31,326 were also included for an aggregate purchase price of $3,224,397.

The acquisition of AXIS has been accounted for in accordance with SFAS 141. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. All amounts will be deductible for federal tax purposes. Following is a summary of the purchase price allocation:

Fixed assets	$ 41,052
Intangible assets	1,142,000
Goodwill	2,041,345
$3,224,397

The components and estimated useful lives of intangible assets acquired as of March 31, 2008 are as stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304,000	$ 5,067	$ 298,933	15 years
Proprietary technology	620,000	15,500	604,500	10 years
Non-compete agreement	25,000	2,083	22,917	3 years
Customer relationships	170,000	7,354	162,646	10 years
Domain name and related website	23,000	1,367	21,633	15 years
	$1,142,000	$31,371	$1,110,629

Following are the unaudited proforma results of operations for the three months ended March 31, 2008 and 2007, as if the Company had acquired AXIS on January 1, 2007. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

	March 31,
	2008	2007
Net sales	$8,338	$6,618
Net income (loss)	253	(13)
Net income (loss) per share - basic and diluted	$0.02	$(0.00)

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

For the quarter ended March 31, 2008, we have assumed that 150,000 of the options will vest on December 31, 2008, and have recorded an expense of approximately $111 thousand. We have assumed that no options relative to the 2009 tranches will vest.

5. LONG-TERM DEBT

The Company and its lender have agreed in principle on terms for a new credit facility, that is scheduled to be completed in May 2008, that will provide for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. The revolver will mature one year from inception and will bear interest at Prime +1.5%, with a floor of 6.5%. The credit facility will also provide for a $1.25 million equipment term loan to finance eligible equipment purchases. The term loan will bear interest at Prime +2%, with a floor of 7.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances will be repaid in thirty six equal monthly installments of principal plus interest.

The Company will be required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements will also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement will also restrict our ability to pay dividends without the bank's consent.

6. BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 is as follows (in thousands):

	2008	2007
Service cost	$106	$108
Interest cost	64	56
Expected return on plan assets	(50)	(38)
Amortization of prior service cost	(9)	(9)
Amortization of prior loss		3
	$111	$120

During the quarter ended March 31, 2008, we made contributions of approximately $200 thousand to the Company's Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. During the remainder of 2008, we expect to contribute approximately $0.6 million based on these funding policies.

7. SEGMENT AND GEOGRAPHIC INFORMATION

Historically, the Company reported the results of two operating segments, broadcast graphics and digital displays. In the first quarter of 2008, as part of a refinement of its business strategy, the Company modified its method of operating and evaluating its business, and as a result, modified its segment reporting under SFAS 131. The Company will now consolidate the previously reported two segments into a single operation which reflects increased centralization and consolidation of sales and marketing, product development, product management and administrative functions across the Company. This change in segment reporting had no impact on the Company's consolidated balance sheets, income statements, cash flows or changes in shareholders' equity for any periods. Prior period segment information has been adjusted to reflect the change in segment reporting.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
United States	$6,489	$5,225
Europe	761	857
Rest of world	1,054	447

8. PRODUCT WARRANTY

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

	Three Months Ended
	March 31,
	2008	2007
Balance at beginning of period	$ 50	$ 50
Provisions	6	204
Warranty services provided	(6)	(111)
	$ 50	$ 143

9. SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income
January 1, 2008	$ 14	$193	$207
Change for period	6		6
March 31, 2008	$ 20	$193	$213

During the quarter ended March 31, 2008, we issued 32,039 shares of common stock in connection with the exercise of stock options and 195,313 shares of restricted common stock in connection of the purchase of AXIS.

10. RECENT ACCOUNTING PRONOUNCEMENTS

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to nonfinancial assets and liabilities beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of March 31, 2008, we did not have any minority interests.

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

The following discussion should be read along with our 2007 Annual Report on Form 10-K filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

The Company revised its segment reporting effective January 1, 2008, and, accordingly, previously reported segment information has been combined into one operating segment. This change in segment reporting did not have any impact on previously reported consolidated financial results of the Company.

Comparison of the Three Months Ended March 31, 2008 and 2007

Net Sales. Revenues for the quarter ended March 31, 2008 were $8.3 million, an increase of $1.8 million, or 28% from the $6.5 million reported for the quarter ended March 31, 2007. Revenues derived from U.S. customers were $6.5 million in the quarter ended March 31, 2008 as compared to $5.2 million in the quarter ended March 31, 2007. Revenues derived from international customers were $1.8 million in the quarter ended March 31, 2008 and $1.3 million in the quarter ended March 31, 2007. The increase in revenues is primarily due to strong demand for our broadcast graphics and channel branding systems and services. This demand is driven in large part by the worldwide transition from analog to digital television and the increasingly widespread adoption of HDTV. The changes in newsroom workflows inherent in the transition to digital television and our customers' drive for increased production efficiencies are resulting in increased spending in the area of graphics and video asset management infrastructure. Also impacting this increase were customers orders for products to address the Olympic broadcast requirements in the upcoming year and the addition of AXIS to our product line which totaled approximately $70 thousand in the first quarter of 2008. Revenues associated with our ChyTV products approximated $300 thousand in each of the first quarters of 2008 and 2007.

Gross Profit. Gross margins for the quarter ended March 31, 2008 and 2007, were 71% and 68%, respectively. Improvements in gross margins are primarily a result of lower material costs and lower overhead rates due to increased volume and the ability to absorb fixed costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased $0.9 million in the first quarter of 2008 as compared to 2007. The increase was driven primarily by higher commissions of $0.1 million on the increased sales volume, $0.1 million due to additional costs associated with international operations, $0.2 million in consulting costs, primarily related to Sarbanes Oxley compliance, $0.1 million as a result of increased staffing in the sales and marketing areas associated with the acquisition of AXIS and $0.1 million from additional U.S. staff to enhance product and customer support. Also, in 2007 we realized a gain of $0.3 million from the proceeds of a note that was not present in 2008 results.

Research and Development Expenses. Research and development expenses ("R&D") increased $0.4 million in the first quarter of 2008 as compared to 2007. The primary factor contributing to the increase is the Company's investment, primarily in the form of personnel and related costs, in the development of new products for HDTV, mobile content, and channel branding and the Company's acquisition of AXIS and the effort associated with the development of its new online products.

Interest income and expense. Interest expense approximated $21 thousand in the first quarter of 2008 and $14 thousand in the first quarter of 2007. In 2008, the major component of interest relates to the cost associated with the notes payable for the purchase of AXIS, whereas the 2007 interest cost is associated with our credit agreement with our bank. Interest income in each quarter is associated with interest earned on available cash balances that are invested in overnight repurchase agreements.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2008	2007
Foreign exchange transaction gain (loss)	$ 58	$ (9)
Subrental income	14	14
Other	1	11
	$ 73	$ 16

Liquidity and Capital Resources

At March 31, 2008, we had cash on hand of $3.1 million and working capital of $6.5 million.

During the three months ended March 31, 2008, net cash of $1.9 million was used by operations, primarily to reduce the level of accounts payable that had increased at year end from increased purchasing late in the year to replenish inventory levels and to satisfy accrued expenses related to employee benefits. In addition, there was a delay in the collection of certain international receivables until April, which also utilized cash in the first quarter of 2008.

The Company used $1.1 million to finance the acquisition of AXIS and to fund the related transaction costs. Approximately $0.3 million of equipment purchases were also required to provide for growth of this online division.

The Company and its lender have agreed in principle on terms for a new credit facility, that is scheduled to be completed in May 2008, that will provide for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. The revolver will mature one year from inception and will bear interest at Prime +1.5%, with a floor of 6.5%. The credit facility will also provide for a $1.25 million equipment term loan to finance eligible equipment purchases. The term loan will bear interest at Prime +2%, with a floor of 7.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances will be repaid in thirty six equal monthly installments of principal plus interest.

The Company will be required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million (both ratios as defined as per the credit facility.) As is usual and customary in such lending agreements, the agreements will also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement will also restrict our ability to pay dividends without the bank's consent.

In addition to the cash portion utilized to fund the January 2008 acquisition of AXIS, the Company also issued $1.0 million of notes payable due December 31, 2008, bearing interest at 5% per annum, payable quarterly.

The Company takes into consideration the environment in which it operates when reviewing its liquidity and capital resource requirements. We provide graphics products to the broadcast industry for use in digital television. We have also expanded our product line to include video and digital signage products for use in business and a general corporate environment and, in connection with the acquisition of AXIS, an online service to broadcasters. We expect that the continued development of AXIS products will utilize cash in 2008 and until optimum sales levels are achieved. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

Recent Accounting Pronouncements

On February 12, 2008, the FASB issued FASB Staff Position No. FAS 157-2, Effective Date of FASB Statement No. 157 ("FSP 157-2"). FSP 157-2 amends SFAS 157 to delay the effective date of SFAS 157 for nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (that is, at least annually). For items within its scope, FSP 157-2 defers the effective date of SFAS 157 to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.

We are currently evaluating the impact that SFAS No. 157 will have on our consolidated financial statements when it is applied to nonfinancial assets and liabilities beginning in the first quarter of 2009.

In December 2007, the FASB issued SFAS 141 (revised 2007), "Business Combinations" ("SFAS 141R"). SFAS 141R will significantly change the accounting for business combinations in a number of areas including the treatment of contingent consideration, contingencies, acquisition costs, in-process research and development and restructuring costs. In addition, under SFAS 141R, changes in deferred tax asset valuation allowances and acquired income tax uncertainties in a business combination after the measurement period will impact income tax expense. SFAS 141R is required to be applied prospectively to business combinations for which the acquisition date is on or after January 1, 2009.

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of March 31, 2008, we did not have any minority interests.

Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

We are exposed to foreign currency and exchange risk in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended March 31, 2008 and 2007, sales to foreign customers were 22% and 20% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was a gain of $58 thousand in the three month period ended March 31, 2008 and a loss of $9 thousand in the three month period ended March 31, 2007. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity.

Additionally, we are exposed to interest rate risk with respect to any bank debt that carries a variable interest rate. Rates that affect the variable interest on this debt include the Prime Rate. At March 31, 2008, there is no outstanding indebtedness with variable interest rates. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks are not material to our near-term financial position, earnings, or cash flows.

Item 4T.  CONTROLS AND PROCEDURES

The Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of March 31, 2008. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures are effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company's management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, "Item 1A. Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect our business, financial condition or future results. The risks described in our Annual Report on Form 10-K are not the only risks facing our Company. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial may also materially adversely affect our business, financial condition and/or operating results.

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

CHYRON CORPORATION
(Registrant)

May 13, 2008	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

May 13, 2008	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and
Chief Financial Officer