Form 10-Q
period 2008-06-30
CHYRON CORP
filed 2008-08-12
CIK 20232

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2008

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 1, 2008 was 15,618,816.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2008 (unaudited) and
	December 31, 2007	3

	Consolidated Statements of Income for the Three Months ended
	June 30, 2008 and 2007 (unaudited)	4

	Consolidated Statements of Income for the Six Months ended
	June 30, 2008 and 2007 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2008 and 2007 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4T.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 4.	Submission of Matters to a Vote of Security Holders	24

Item 6.	Exhibits	24

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	June 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$ 4,207	$ 6,290
Accounts receivable, net	6,931	5,909
Inventories, net	3,134	2,796
Deferred taxes	686	686
Prepaid expenses and other current assets	617	441
Total current assets	15,575	16,122

Property and equipment, net	1,417	1,239
Intangible assets, net	1,080	-
Goodwill	2,050	-
Deferred taxes	1,941	1,941
Other assets	9	175
TOTAL ASSETS	$22,072	$19,477

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 4,124	$ 5,514
Deferred revenue	2,038	1,927
Promissory note payable, net of debt discount	983	-
Pension liability	475	197
Capital lease obligations	41	37
Total current liabilities	7,661	7,675

Pension liability	665	1,121
Deferred revenue	432	434
Other liabilities	90	111
Total liabilities	8,848	9,341

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,612,149 at June 30, 2008 and
15,309,456 at December 31, 2007	156	153
Additional paid-in capital	77,649	75,935
Accumulated deficit	(64,795)	(66,159)
Accumulated other comprehensive income	214	207
Total shareholders' equity	13,224	10,136
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$22,072	$19,477

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Net sales	$10,043	$ 7,755
Cost of products sold	2,763	2,407
Gross profit	7,280	5,348

Operating expenses:
Selling, general and administrative	4,440	3,457
Research and development	1,688	1,274

Total operating expenses	6,128	4,731

Operating income	1,152	617

Interest expense	(25)	(6)

Interest income	10	37

Other income, net	12	8

Income before taxes	1,149	656

Income taxes	40	25

Net income	$1,109	$ 631

Net income per share - basic and diluted	$ 0.07	$ 0.04

Weighted average shares outstanding:
Basic	15,567	15,221
Diluted	16,726	15,872

Comprehensive income:
Net income	$ 1,109	$ 631

Other comprehensive income:
Foreign currency translation gain	1	2

Total comprehensive income	$ 1,110	$ 633

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands, except per share amounts)
(Unaudited)
	2008	2007

Net sales	$18,347	$14,284
Cost of products sold	5,207	4,528
Gross profit	13,140	9,756

Operating expenses:
Selling, general and administrative	8,610	6,719
Research and development	3,203	2,404

Total operating expenses	11,813	9,123

Operating income	1,327	633

Interest expense	(46)	(20)

Interest income	38	63

Other income, net	85	24

Income before taxes	1,404	700

Income taxes	40	25

Net income	$1,364	$ 675

Net income per common share:
Basic	$ 0.09	$ 0.04
Diluted	$ 0.08	$ 0.04

Weighted average shares outstanding:
Basic	15,528	15,219
Diluted	16,662	15,939

Comprehensive income:
Net income	$ 1,364	$ 675

Other comprehensive income:
Foreign currency translation gain	7	4

Total comprehensive income	$ 1,371	$ 679

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2008 AND 2007
(In thousands)
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net income	$1,364	$ 675
Adjustments to reconcile net income to cash used in
operating activities:
Depreciation and amortization	416	231
Amortization of debt discount	17	-
Inventory provisions	-	175
Share-based compensation expense	553	162
Other	7	16
Changes in operating assets and liabilities:
Accounts receivable	(1,022)	(2,194)
Inventories	(338)	(72)
Prepaid expenses and other assets	(186)	(193)
Accounts payable and accrued expenses	(1,390)	809
Other liabilities	(70)	1
Net cash used in operating activities	(649)	(390)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(491)	(314)
Acquisition of AXIS Graphics	(1,063)	-
Net cash used in investing activities	(1,554)	(314)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	136	10
Payments on capital lease obligations	(16)	(20)
Net cash provided by (used in) financing activities	120	(10)

Change in cash and cash equivalents	(2,083)	(714)
Cash and cash equivalents at beginning of period	6,290	2,362
Cash and cash equivalents at end of period	$ 4,207	$1,648

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 28	$ 7
Assets acquired under capital lease		11
Restricted stock issued for acquisition	1,027
Promissory note issued for acquisition	1,000

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2008 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 figures included herein were derived from such audited consolidated financial statements.

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

In January 2008 we acquired the assets of AXIS Graphics, LLC ("AXIS"), founder of a unique web-based graphics system for online content creation. The AXIS products are designed to enable us to provide web-based services customized to a client's unique brand. We believe that the AXIS service will enable us to extend our reach to customers beyond Chyron's core broadcast industry market, including websites, newspapers, radio stations, mobile phones and digital signage globally.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	15,567	15,221	15,528	15,219
Effect of dilutive stock options	1,159	651	1,134	720
Diluted weighted average shares outstanding	16,726	15,872	16,662	15,939

Weighted average shares which are not included in
the calculation of diluted net income per
share because their impact is anti-dilutive
Stock options	456	262	382	250

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a common definition for fair value to be applied to U.S. generally accepted accounting principles requiring use of fair value, establishes a framework for measuring fair value, and expands disclosure about such fair value measurements. In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits entities to choose to measure financial assets and liabilities (except for those that are specifically excluded from the scope of the SFAS 159) at fair value. The election to measure a financial asset or liability at fair value can be made on an instrument-by-instrument basis and is irrevocable. The difference between carrying value and fair value at the election date is recorded as an adjustment to opening retained earnings. Subsequent changes in fair value are recognized in earnings.

Beginning January 1, 2008, we partially applied FAS 157 as allowed by FASB Staff Position (FSP) 157-2, which delayed the effective date of FAS 157 for nonfinancial assets and liabilities. As of January 1, 2008, we have applied the provisions of FAS 157 to our financial instruments and the impact was not material. Under FSP 157-2, we will be required to apply FAS 157 to our nonfinancial assets and liabilities beginning January 1, 2009. We are currently reviewing the applicability of FAS 157 to our nonfinancial assets and liabilities and the potential impact that application will have on our consolidated financial statements.

2. SHARE-BASED COMPENSATION

We account for share-based compensation cost in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees," as amended. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. In the six months ended June 30, 2008, 550,000 non-qualified options were granted to non-employees for services and 393,500 were granted to employees. In the quarter ended June 30, 2008, 351,000 options were granted to employees. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Expected volatility	106.9%	99.2%	106.4%	99.2%
Risk-free interest rate	3.25%	4.64%	2.99%	4.64%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	6.0	4.0	6.0	4.0
Estimated fair value per option granted	$4.54	$1.71	$4.46	$1.71

The impact on our results of operations of recording share-based compensation expense is as follows:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Cost of products sold	$ 22,170	$13,096	$ 37,609	$22,653
Research and development	49,110	28,999	83,309	50,162
Selling, general and administrative	117,243	51,449	198,888	88,996
	$188,523	$93,544	$319,806	$161,811

The impact on our results of operations of recording share-based compensation expense for services to non-employees for the three and six months ended June 30, 2008 is as follows:

Research and development	$44,671	$ 76,487
Selling, general and administrative	-	157,206
	$44,671	$233,693

As of June 30, 2008, there was approximately $2.3 million of total unrecognized share-based compensation cost related to options granted under our plans to employees or for services performed by non-employees that will be recognized over the next three years, although a portion of this unrecognized compensation is dependent upon certain performance-based criteria that may not be met.

3. INVENTORIES

Inventories, net is comprised of the following (in thousands):

	June 30,	December 31,
	2008	2007
Finished goods	$ 696	$ 537
Work-in-progress	314	348
Raw materials	2,124	1,911
	$3,134	$2,796

4. ACQUISITION OF AXIS

On January 14, 2008, Chyron entered into an Asset Purchase Agreement (the "Purchase Agreement") with AXIS Graphics, LLC, a Delaware limited liability company ("AXIS") and Pyburn Films, Inc., a New York corporation ("PFI"), whereby Chyron purchased substantially all of the assets and certain liabilities of AXIS. The purchase price was $3,068,399 consisting of (i) $1,041,052 in cash payable at closing; (ii) 195,313 shares of restricted common stock of Chyron, valued at the closing price of $5.26 per share on the American Stock Exchange on the closing date ($1,027,347); and (iii) an unsecured, subordinated promissory note due December 31, 2008, in the principal amount of $1,000,000 (recorded at a discounted value of $968,674 to account for the below market interest rate associated with the note), bearing a 5% per annum interest rate with interest payable quarterly. Expenses totaling $195,573 (as of June 30, 2008) and a debt discount of $31,326 were also included for an aggregate purchase price of $3,232,646.

The acquisition of AXIS has been accounted for in accordance with SFAS 141. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. All amounts will be deductible for federal tax purposes. Following is a summary of the purchase price allocation:

Fixed assets	$ 41,052
Intangible assets	1,142,000
Goodwill	2,049,594
$3,232,646

The components and estimated useful lives of intangible assets acquired as of June 30, 2008 are as stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives:

	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304,000	$10,133	$ 293,867	15 years
Proprietary technology	620,000	31,000	589,000	10 years
Non-compete agreement	25,000	4,167	20,833	3 years
Customer relationships	170,000	14,708	155,292	10 years
Domain name and related website	23,000	1,733	21,267	15 years
	$1,142,000	$61,741	$1,080,259

Amortization expense related to intangible assets for the three and six month periods ended June 30, 2008, was $31 thousand and $62 thousand, respectively.

Following are the unaudited proforma results of operations for the three and six months ended June 30, 2008 and 2007, as if the Company had acquired AXIS on January 1, 2007. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Net sales	$10,043	$ 7,854	$18,381	$14,472
Net income	1,109	549	1,362	536
Net income per share:
Basic	$0.07	$0.04	$0.09	$0.04
Diluted	0.07	0.03	0.08	0.03

Per the terms of a Consulting Agreement between the Company and PFI, Randy Pyburn was granted non-qualified stock options to purchase 500,000 shares of the Company's common stock, at an exercise price of $5.26 per share, representing the closing market price on the American Stock Exchange on the grant date. The stock options have a term of five years commencing on the date of grant and are subject to the terms and conditions of Chyron's 1999 Stock Option Plan. The stock options shall vest in four tranches, with the first tranche of 150,000 vesting on December 31, 2008 and each of the remaining tranches of 150,000, 100,000 and 100,000 vesting on December 31, 2009 depending on whether AXIS' products revenues in those years exceed designated target revenue levels set for each tranche in the respective years. In the event that AXIS products revenues for any individual tranche do not meet that tranche's revenue thresholds, the stock options related to that tranche shall automatically expire. In the event that PFI terminates the Consulting Agreement for other than cause, or Chyron terminates the Consulting Agreement for cause, prior to January 14, 2010, the unexercised portion of the stock options will be forfeited. As of June 30, 2008, we recorded an expense of approximately $111 thousand relating to the options that will vest on December 31, 2008.

5. LONG-TERM DEBT

On June 19, 2008, the Company and its lender entered into a new credit facility, that provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. The revolver will mature one year from inception and bears interest at Prime +1.5%, with a floor of 6.5%. The credit facility also provides for a $1.25 million equipment term loan to finance eligible equipment purchases. The term loan bears interest at Prime +2%, with a floor of 7.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances will be repaid in thirty six equal monthly installments of principal plus interest. The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank.

The Company will be required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million, adjusted by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements will also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement will also restrict our ability to pay dividends without the bank's consent.

At June 30, 2008, there were no amounts outstanding under this new credit facility.

6. BENEFIT PLANS

The net periodic benefit cost is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Service cost	$106	$108	$212	$216
Interest cost	64	56	128	112
Expected return on plan assets	(50)	(38)	(100)	(76)
Amortization of prior service cost	(9)	(9)	(18)	(18)
Amortization of prior gain	-	3	-	6
	$111	$120	$222	$240

During the six months ended June 30, 2008, we made contributions of approximately $400 thousand to the Company's Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. During the remainder of 2008, we expect to contribute approximately $0.475 million based on these funding policies.

7. SEGMENT AND GEOGRAPHIC INFORMATION

Historically, the Company reported the results of two operating segments, broadcast graphics and digital displays. In the first quarter of 2008, as part of a refinement of its business strategy, the Company modified its method of operating and evaluating its business, and as a result, modified its segment reporting under SFAS 131. The Company now consolidates the previously reported two segments into a single operation which reflects increased centralization and consolidation of sales and marketing, product development, product management and administrative functions across the Company. This change in segment reporting had no impact on the Company's consolidated balance sheets, income statements, cash flows or changes in shareholders' equity for any periods. Prior period segment information has been adjusted to reflect the change in segment reporting.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
United States	$7,376	$5,974	$13,865	$11,199
Europe	1,098	1,167	1,859	2,024
Rest of world	1,569	614	2,623	1,061

8. PRODUCT WARRANTY

We provide product warranties for our various products, typically for one year. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the sale is recognized. We established our reserve based on historical data, taking into consideration specific product information. The following table sets forth changes in the warranty reserve (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Balance at beginning of period	$ 50	$ 143	$ 50	$ 50
Provisions (credits)	52	(133)	46	104
Warranty services provided, net	(52)	40	(46)	(104)
	$ 50	$ 50	$ 50	$ 50

9. SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income
January 1, 2008	$ 14	$193	$207
Change for period	6	-	6
March 31, 2008	20	193	213
Change for period	1	-	1
June 30, 2008	$ 21	$193	$214

During the six months ended June 30, 2008, we issued 107,380 shares of common stock in connection with the exercise of stock options and 195,313 shares of restricted common stock in connection with the purchase of AXIS.

10. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	June 30,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$15,811	$16,288
Temporary differences	4,056	4,056
Capital loss carryforwards	-	4,991
	19,867	25,335
Deferred tax valuation allowance	17,240	22,708
	$ 2,627	$ 2,627

At June 30, 2008, we had U.S. net operating loss carryforwards ("NOLs") of approximately $47 million expiring between the years 2012 through 2026. The $15,811 above is the estimated tax benefit (at approximately 34% tax rate) that would be realized upon realization of those NOLs against future taxable income. At December 31, 2007, we had capital loss carryforwards of approximately $15 million, and a corresponding deferred tax asset of $5.0 million at a 34% tax rate, that expire in 2008. We have determined that it is more likely than not that these capital loss carryforwards will expire unrealized at the end of 2008 and accordingly have written-off the deferred tax asset and asset valuation allowance related to these capital loss carryforwards at June 30, 2008.

SFAS 109 requires us to periodically assess whether it is more likely than not that we will generate sufficient taxable income to realize our deferred income tax assets. We have assessed the valuation allowance against the remainder of the deferred tax assets and continue to reevaluate this asset quarterly. While the Company has recently achieved profitability in the short-term, we believe there can be no assurance that we will be able to effectuate our new integrated business plan and sustain profitability in the future. When we make a determination that is more likely than not that we will be able to generate sufficient taxable income to realize our deferred income tax assets, we will reverse the balance of the valuation allowance, the effect of which will be to record an income tax benefit and thereby increase net income equal to the amount of the valuation allowance reversed in any such period.

11. RECENT ACCOUNTING PRONOUNCEMENTS

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of June 30, 2008, we did not have any minority interests.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows.

The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We are currently evaluating the impact of SFAS 161, but do not expect its adoption to have a material impact on our financial statements.

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

Overview

We are a leading provider of broadcast-quality digital graphics solutions for local, regional and international television stations and networks. We develop, manufacture, market and support high-performance hardware and software products that are designed to provide broadcast-quality graphics and audio for live and pre-recorded broadcast. Our systems are designed to enhance workflow and video asset management solutions for broadcast operations. Our architecture is open and Windows®-based.

For our broadcast products, we design the video "engine" that powers each product and design software applications. We also assemble and test hardware and software components that make up graphics systems, character generators, clip servers, channel branding systems, telestration systems, ticker systems and video asset management solutions. We provide an experienced customer service team to support our products. We introduced our first text character generator in 1970 and we believe that our graphics products have grown to become integral to television operations world-wide. We offer comprehensive experience in providing integrated, scalable real-time graphics solutions. Building on our presence in the live, on air television graphics market, our customers now include many major broadcast, cable, satellite and post-production facilities in the U.S. and Europe. We continue to grow in Asia, South America and Australia.

In January 2008 we acquired the assets of AXIS Graphics, LLC (AXIS), founder of a unique web-based graphics system for online content creation. Using our AXIS product, we are able to provide a web-based, self-service broadcast-quality graphics creation solution without the need for any specialized hardware or software. We believe that our acquisition of AXIS will help to strengthen our market position by providing an online service by which television facilities can generate maps, news graphics, updateable charts and graphs, and weather graphics. Because the graphics that are created are hardware-independent, they can be used for live broadcast and production on Chyron and non-Chyron systems, for display on websites and mobile devices, and for print. Our AXIS web-based services require no specialized hardware, software, or training to permit the creation of eye-catching template-based graphics. We believe that these attributes, coupled with a low cost monthly subscription-based model, open up new markets for Chyron which are significantly larger and higher growth than our traditional broadcast market.

Results of Operations for the Three and Six Months Ended June 30, 2008 and 2007

Net Sales. Revenues for the quarter ended June 30, 2008 were $10.0 million, an increase of $2.2 million, or 30% from the $7.8 million reported for the quarter ended June 30, 2007. Revenues derived from U.S. customers were $7.4 million in the quarter ended June 30, 2008 as compared to $6.0 million in the quarter ended June 30, 2007. Revenues derived from international customers were $2.6 million in the quarter ended June 30, 2008 and $1.8 million in the quarter ended June 30, 2007. Revenues for the six months ended June 30, 2008, were $18.3 million, an increase of $4.0 million, or 28% from the $14.3 million reported for the six months ended June 30, 2007. Revenues derived from U.S. customers were $13.9 million in the six month period ended June 30, 2008 as compared to $11.2 million in the six months ended June 30, 2007. Revenues derived from international customers in the six months ended June 30, 2008 and 2007 were $4.4 million and $3.1 million, respectively.

The increase in revenues is primarily due to strong demand for our broadcast graphics and channel branding systems and services. This demand is driven in large part by the worldwide transition from analog to digital television and the increasingly widespread adoption of HDTV. The changes in newsroom workflows inherent in the transition to digital television and our customers' drive for increased production efficiencies are resulting in increased spending in the area of graphics and video asset management infrastructure. Also impacting this increase were customers orders for products to address the summer Olympic broadcast requirements in Beijing beginning in August 2008. There can be no assurance that revenues from our broadcast graphics and channel branding systems and services will continue to increase at historical rates. The addition of AXIS to our product line totaled approximately $0.1 million and $0.2 million in the three and six months periods ended June 30, 2008, respectively. We continue to focus our efforts on integrating AXIS into our product offerings and generating new revenues from the AXIS products. For example, in July 2008 we announced that Gannett Broadcasting has made a multi-year commitment to Chyron's AXIS web-based content creation services across all 23 Gannett owned TV stations. Revenues associated with our ChyTV products approximated $0.2 million and $0.5 million in the three and six months periods ended June 30, 2008, respectively. These ChyTV revenues were comparable to three and six month levels in 2007.

Gross Profit. Gross margins for the quarter ended June 30, 2008 and 2007, were 72% and 69%, respectively. Gross margins for the six month periods ended June 30, 2008 and 2007 were 72% and 68%, respectively. Improvements in gross margins are primarily a result of lower overhead rates due to increased volume and the ability to absorb fixed costs. Also in 2007 inventory reserves were established for technical changes in products that were not required in 2008.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $4.4 million in the quarter ended June 30, 2008 as compared to $3.5 million in the quarter ended June 30, 2007. The increase in the quarterly amount is attributable to $0.1 million associated with legal work and listing fees paid to the American Stock Exchange ("AMEX"), $0.2 million as a result of increased staffing and related costs in the sales and marketing areas associated with the acquisition of AXIS, $0.1 million in additional expense associated with stock options, and $0.2 million for additional U.S. staff to enhance product and customer support. SG&A expenses in the six month periods ended June 30, 2008 and 2007 were $8.6 million and $6.7 million, respectively. The increase in SG&A in the six month period in 2008 is attributable to an increase in costs of $0.5 million in the sales and marketing areas relative to the promotion effort associated with AXIS and our on line business and $0.2 million in international sales programs and commissions. Other factors include $0.3 million in costs relative to an increase in staff to provide product and customer support, $0.35 million in consulting services primarily relative to Sarbanes Oxley compliance, AXIS and other strategic services and $0.05 million relative to our Amex listing. The cost associated with stock options and other employee benefits increased $0.2 million in the six months in 2008. Also, in 2007 we realized a gain of $0.3 million from the proceeds of a note that was not present in 2008 results on either a quarterly or year to date basis.

Research and Development Expenses. Research and development expenses ("R&D") increased $0.4 million in the second quarter of 2008 to $1.7 million as compared to $1.3 million in the second quarter of 2007. R&D increased $0.8 million in the six month period ended June 30, 2008 to $3.2 million as compared to $2.4 million in the six month period ended June 30, 2007. The primary factor contributing to the increase is the Company's investment, primarily in the form of personnel and related costs, in the development of new products for HDTV, mobile content, and channel branding and the Company's acquisition of AXIS and the effort associated with the development of its new online products.

Interest income and expense. Interest expense approximated $25 thousand in the second quarter of 2008 and $6 thousand in the second quarter of 2007. Interest expense approximated $46 thousand in the six months ended June 30, 2008 as compared to $20 thousand in the comparable period in 2007. In 2008, the major component of interest relates to the cost associated with the notes payable for the purchase of AXIS, whereas the 2007 interest cost is associated with our credit agreement with our bank. Interest income in each period is associated with interest earned on available cash balances that are invested in overnight repurchase agreements.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2008	2007	2008	2007
Foreign exchange transaction gain (loss)	$ (2)	$ (6)	$ 56	$(16)
Subrental income	14	14	29	28
Other	0	0	0	12
	$ 12	$ 8	$ 85	$ 24

Liquidity and Capital Resources

At June 30, 2008, the Company had cash on hand of $4.2 million and working capital of $7.9 million.

Use of funds

During the six months ended June 30, 2008, the Company used net cash of $0.6 million in operations, primarily to reduce the level of accounts payable that had increased at year end from increased purchasing late in the year to replenish inventory levels and to satisfy accrued expenses related to employee benefits. In addition, the increase in sales volume has caused the Company's receivable balance to grow, which utilizes cash.

During six months ended June 30, 2008, the Company also used $1.1 million to finance the acquisition of AXIS and to fund related transaction costs. The Company also purchased approximately $0.5 million of equipment to support its efforts to grow AXIS revenues. In addition to the cash portion utilized to fund the January 2008 acquisition of AXIS, the Company also issued $1.0 million of notes payable due December 31, 2008, bearing interest at 5% per annum, payable quarterly.

Liquidity

In June 2008, the Company and its lender entered into a new credit facility, that provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. The revolver will mature one year from inception and bears interest at Prime +1.5%, with a floor of 6.5%. The credit facility also provides for a $1.25 million equipment term loan to finance eligible equipment purchases. The term loan bears interest at Prime +2%, with a floor of 7.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances will be repaid in thirty-six equal monthly installments of principal plus interest. The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank.

The Company will be required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million, adjusted by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements will also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement will also restrict our ability to pay dividends without the bank's consent.

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

Special Note Regarding Forward-Looking Statements

From time to time, including in this Quarterly Report on Form 10-Q, we may publish "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to such matters as anticipated financial performance, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters. These forward-looking statements are based on management's current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television ("DTV") and high definition television ("HDTV"), Chyron's ability to integrate its AXIS online graphics creation solution into its product offerings and to generate profits from AXIS, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, a highly competitive environment, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, ability to maintain adequate levels of working capital, Chyron's ability to successfully maintain the level of operating costs, expansion into new markets and other factors discussed under the heading "Risk Factors" contained in Item 1A in Chyron's Annual Report on Form 10-K for the year ended December 31, 2007, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time, including the update to the "Risk Factors" contained in Item 1A to this Quarterly Report on Form 10-Q.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report or in any document incorporated by reference might not occur. Stockholders are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of June 30, 2008, we did not have any minority interests.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows.

The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008; however, early application is encouraged. We are currently evaluating the impact of SFAS 161, but do not expect its adoption to have a material impact on our financial statements.

Item 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

We are exposed to foreign currency and exchange risks in the normal course of business related to investments in our foreign subsidiaries and sales to foreign customers. For the three months ended June 30, 2008 and 2007, sales to foreign customers were 27% and 23% of total sales, respectively. For the six months ended June 30, 2008 and 2007, sales to foreign customers were 24% and 22% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros and U.S. Dollars.

The net impact on earnings of foreign exchange transactions was a loss of $2 thousand and a loss of $6 thousand in the three months ended June 30, 2008 and 2007, respectively. The net impact of foreign exchange transactions was a gain of $56 thousand in the six month period ended June 30, 2008 and a loss of $16 thousand in the six month period ended June 30, 2007. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity.

Additionally, were we to borrow under our credit facility, we would be exposed to interest rate risk because it carries a variable interest rate. Rates that affect the variable interest include the Prime Rate. We have evaluated the foreign currency exchange risk and interest rate risk and believe that our exposure to these risks is not material to our near-term financial position, earnings, or cash flows.

Item 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of June 30, 2008. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company's management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was prepared.

In designing and evaluating the Company's disclosure controls and procedures, the Company's management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and the Company's management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

(b) Changes in Internal Controls. There have been no changes in the Company's internal controls over financial reporting during the most recent quarter that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

Information regarding risk factors appears in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2007. There have been no material changes from the risk factors previously discussed in that Annual Report on Form 10-K except:

Our acquisition of AXIS in January 2008 and its integration into our existing product offerings may divert management and other resources from our other products and may not result in increased revenues or profits as quickly as expected, or at all .

Through our acquisition of the AXIS product line in January 2008, we have entered into the field of online web-based graphics creation services. Providing such services through the AXIS product line represents a high risk departure from our traditional business model. The AXIS product line involves new technologies, in an industry where we have limited experience and no track record of success. We have been expanding our business model to incorporate this new line of business; however, our efforts to expand into this industry potentially could have a disruptive effect on our current operations. Furthermore, there can be no assurance that we will be able to effectuate this new, integrated business plan successfully, that revenue growth will occur once the plan is enacted, or that this new line of business will achieve profitability or sustain such profitability, once achieved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 14, 2008. Of 15,530,807 shares of common stock issued and outstanding and eligible to vote as of the record date of March 18, 2008, a quorum of 12,150,502 shares, or 78% of the eligible shares, was present in person or represented by proxy. The following actions were taken at such meeting.

Proposal Number 1: Election of Directors
	For	Withheld
Peter Frey	12,067,259	83,243
Donald P. Greenberg	10,548,368	1,602,134
Richard P. Greenthal	10,537,265	1,613,237
Christopher R. Kelly	12,067,375	83,127
Roger L. Ogden	12,067,295	83,207
Robert A. Rayne	11,807,473	343,029
Eugene M. Weber	11,339,919	810,583
Michael I. Wellesley-Wesley	12,066,543	83,959
Michael C. Wheeler	10,548,439	1,602,063

Proposal Number 2: Approve the 2008 Long-Term Incentive Plan
For	Against	Abstain	Broker Non-Votes
6,787,885	247,919	100,311	5,014,387

ITEM 6.   EXHIBITS

Exhibit No.	Description of Exhibit
3.1

Amended and Restated Bylaws of Chyron Corporation (filed as Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on July 22, 2008 and incorporated herein by reference).

10.1@

Indemnification Agreement between Chyron Corporation and Peter Frey, dated May 14, 2008 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2008 and incorporated herein by reference).

10.2@

Indemnification Agreement between Chyron Corporation and Roger L. Ogden, dated May 14, 2008 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2008 and incorporated herein by reference).

10.3@

Indemnification Agreement between Chyron Corporation and Robert A. Rayne, dated May 14, 2008 (filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2008 and incorporated herein by reference).

10.4@

Chyron Corporation 2008 Long-Term Incentive Plan (filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 20, 2008 and incorporated herein by reference).

10.5@

General Agreement for Consulting Services between Chyron Corporation and Michael C. Wheeler, dated May 23, 2008 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on May 29, 2008 and incorporated herein by reference).

10.6

Loan and Security Agreement between Silicon Valley Bank and Chyron Corporation dated June 19, 2008 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on June 23, 2008 and incorporated herein by reference).

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

@ Identifies a management contract or compensatory plan or agreement in which an executive officer or director of the Company participates.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 12, 2008	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

August 12, 2008	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President