Form 10-Q
period 2008-09-30
CHYRON CORP
filed 2008-11-12
CIK 20232

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to ________.

Commission File Number 001-09014
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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 1, 2008 was 15,663,675.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2008 (unaudited) and
	December 31, 2007	3

	Consolidated Statements of Income (unaudited) for the Three Months
	ended September 30, 2008 and 2007	4

	Consolidated Statements of Income (unaudited) for the Nine Months
	ended September 30, 2008 and 2007	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months ended September 30, 2008 and 2007	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4T.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 6.	Exhibits	26

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	September 30,	December 31,
ASSETS	2008	2007
Current assets:
Cash and cash equivalents	$ 4,931	$ 6,290
Accounts receivable, net	6,178	5,909
Inventories, net	3,086	2,796
Deferred taxes	2,572	686
Prepaid expenses and other current assets	947	441
Total current assets	17,714	16,122

Property and equipment, net	1,438	1,239
Intangible assets, net	1,050	-
Goodwill	2,049	-
Deferred taxes	16,128	1,941
Other assets	10	175
TOTAL ASSETS	$38,389	$19,477

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 3,844	$ 5,514
Deferred revenue	2,143	1,927
Promissory note payable, net of debt discount	992	-
Pension liability	250	197
Capital lease obligations	42	37
Total current liabilities	7,271	7,675

Pension liability	445	1,121
Deferred revenue	438	434
Other liabilities	79	111
Total liabilities	8,233	9,341

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,663,675 at September 30, 2008 and
15,309,456 at December 31, 2007	157	153
Additional paid-in capital	77,905	75,935
Accumulated deficit	(48,101)	(66,159)
Accumulated other comprehensive income	195	207
Total shareholders' equity	30,156	10,136
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$ 38,389	$ 19,477

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands, except per share amounts)

(Unaudited)

	2008	2007

Net sales	$9,305	$8,741
Cost of products sold	2,797	2,884
Gross profit	6,508	5,857

Operating expenses:
Selling, general and administrative	4,146	3,746
Research and development	1,658	1,328

Total operating expenses	5,804	5,074

Operating income	704	783

Interest expense	(27)	(6)

Interest income	14	28

Other (expense) income, net	(53)	108

Income before taxes	638	913

Provision for income tax benefit (expense)	16,056	(13)

Net income	$16,694	$ 900

Net income per common share:
Basic	$ 1.07	$ 0.06
Diluted	$ 1.00	$ 0.06
Weighted average shares outstanding:
Basic	15,641	15,227
Diluted	16,713	16,041

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands, except per share amounts)
(Unaudited)

	2008	2007

Net sales	$27,652	$23,025
Cost of products sold	8,004	7,412
Gross profit	19,648	15,613

Operating expenses:
Selling, general and administrative	12,756	10,465
Research and development	4,861	3,732

Total operating expenses	17,617	14,197

Operating income	2,031	1,416

Interest expense	(73)	(26)

Interest income	52	91

Other income, net	32	132

Income before taxes	2,042	1,613

Provision for income tax benefit (expense)	16,016	(38)

Net income	$18,058	$ 1,575

Net income per common share:
Basic	$ 1.16	$ 0.10
Diluted	$ 1.08	$ 0.10

Weighted average shares outstanding:
Basic	15,566	15,222
Diluted	16,644	15,985

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2008 AND 2007
(In thousands)
(Unaudited)
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$18,058	$ 1,575
Adjustments to reconcile net income to cash provided by
operating activities:
Deferred tax asset allowance reversal	(16,884)	-
Deferred income tax expense	782	-
Depreciation and amortization	689	388
Amortization of debt discount	23	-
Inventory provisions	87	290
Share-based compensation expense	725	360
Other	(6)	25
Changes in operating assets and liabilities:
Accounts receivable	(269)	(414)
Inventories	(377)	115
Prepaid expenses and other assets	(520)	(74)
Accounts payable and accrued expenses	(1,642)	797
Deferred revenue	220	519
Other liabilities	(623)	(275)
Net cash provided by operating activities	263	3,306

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(755)	(640)
Acquisition of AXIS graphics	(1,063)	-
Net cash used in investing activities	(1,818)	(640)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock options and payment of fractional shares	222	1
Payments on capital lease obligations	(26)	(29)
Net cash provided by (used in) financing activities	196	(28)

Change in cash and cash equivalents	(1,359)	2,638
Cash and cash equivalents at beginning of period	6,290	2,362
Cash and cash equivalents at end of period	$ 4,931	$ 5,000

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$ 43	$ 11
Assets acquired under capital lease	-	11
Restricted stock issued for acquisition	1,027	-
Promissory note issued for acquisition	1,000	-

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

General

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of only normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2008 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2008 and 2007. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2008. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007. The December 31, 2007 figures included herein were derived from such audited consolidated financial statements.

Nature of Business

Chyron provides sophisticated graphics offerings that include Online, Chyron's AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application, as well as digital signage. As a pioneer of Graphics as a Service for all digital video media, Chyron addresses the world of digital and broadcast graphics with Web, Mobile, HD, 3D and newsroom integration solutions.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Basic weighted average shares outstanding	15,641	15,227	15,566	15,222
Effect of dilutive stock options	1,072	814	1,078	763
Diluted weighted average shares outstanding	16,713	16,041	16,644	15,985

Weighted average shares which are not included
in the calculation of diluted net income per
share because their impact is anti-dilutive
Stock options	697	241	500	255

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

2. SHARE BASED COMPENSATION

We account for share-based compensation cost in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees," as amended. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. In the nine months ended September 30, 2008, 550,000 non-qualified options were granted to non-employees for services, 120,000 non-qualified options were granted to members of our Board of Directors and 394,750 options were granted to employees. The options granted to employees are incentive stock options to the extent permitted by the Internal Revenue Code. Certain of the options granted to non-employees are performance based options which vest on certain financial targets being met. In the current quarter it was determined that these financial targets would not be met and prior compensation costs were reversed in the current quarter. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Expected volatility	104.9%	98.0%	106.3%	99.0%
Risk-free interest rate	3.40%	4.57%	3.03%	4.62%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	6.0	4.0	6.0	4.0
Estimated fair value per option granted	$4.82	$2.43	$4.50	$1.89

The impact on our results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Cost of products sold	$ 33	$ 28	$ 71	$ 50
Research and development	74	61	233	112
Selling, general and administrative	65	109	421	198
	$172	$198	$725	$360

As of September 30, 2008, there was approximately $2.3 million of total unrecognized share-based compensation cost related to options granted under our plans to employees or for services performed by non-employees that will be recognized over the next three years, although a portion of this unrecognized compensation is dependent upon certain performance-based criteria that may not be met.

3. INVENTORIES

Inventory, net is comprised of the following (in thousands):

	September 30,	December 31,
	2008	2007
Finished goods	$ 489	$ 537
Work-in-progress	378	348
Raw materials	2,219	1,911
	$3,086	$2,796

4. ACQUISITION OF AXIS

On January 14, 2008, Chyron entered into an Asset Purchase Agreement (the "Purchase Agreement") with AXIS Graphics, LLC, a Delaware limited liability company ("AXIS") and Pyburn Films, Inc., a New York corporation ("PFI"), whereby Chyron purchased substantially all of the assets and certain liabilities of AXIS. The purchase price was $3.068 million consisting of (i) $1.041 million in cash payable at closing; (ii) 195,313 shares of restricted common stock of Chyron, valued at the closing price of $5.26 per share on the American Stock Exchange on the closing date ($1.027 million); and (iii) an unsecured, subordinated promissory note due December 31, 2008, in the principal amount of $1.0 million (recorded at a discounted value of $0.969 million to account for the below market interest rate associated with the note), bearing a 5% per annum interest rate with interest payable quarterly. Expenses totaling $0.195 million (as of September 30, 2008) and a debt discount of $0.031 million were also included for an aggregate purchase price of $3.232 million.

The acquisition of AXIS has been accounted for in accordance with SFAS 141. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. All amounts will be deductible for federal tax purposes. Following is a summary of the purchase price allocation (in thousands):

Fixed assets	$ 41
Intangible assets	1,142
Goodwill	2,049
$3,232

The components and estimated useful lives of intangible assets acquired as of September 30, 2008 are as stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 15	$ 289	15 years
Proprietary technology	620	47	573	10 years
Non-compete agreement	25	6	19	3 years
Customer relationships	170	22	148	10 years
Domain name and related website	23	2	21	15 years
	$1,142	$ 92	$1,050

Amortization expense related to intangible assets for the three and nine month periods ended September 30, 2008, was $31 thousand and $92 thousand, respectively.

Following are the unaudited proforma results of operations for the three and nine months ended September 30, 2008 and 2007, as if the Company had acquired AXIS on January 1, 2007. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Net sales	$ 9,305	$ 8,835	$27,686	$23,307
Net income	16,694	831	18,056	1,367
Net income per share:
Basic	$ 1.07	$ 0.05	$ 1.16	$ 0.09
Diluted	1.00	0.05	1.08	0.09

Per the terms of a Consulting Agreement between the Company and PFI, Randy Pyburn was granted non-qualified stock options to purchase 500,000 shares of the Company's common stock, at an exercise price of $5.26 per share, representing the closing market price on the American Stock Exchange on the grant date. The stock options have a term of five years commencing on the date of grant and are subject to the terms and conditions of Chyron's 1999 Stock Option Plan. The stock options shall vest in four tranches, with the first tranche of 150,000 vesting on December 31, 2008 and each of the remaining tranches of 150,000, 100,000 and 100,000 vesting on December 31, 2009 depending on whether the AXIS product revenues in those years exceed designated target revenue levels set for each tranche in the respective years. In the event that AXIS product revenues for any individual tranche do not meet that tranche's revenue thresholds, the stock options related to that tranche shall automatically expire. In the event that PFI terminates the Consulting Agreement for any reason other than cause, or Chyron terminates the Consulting Agreement for cause, prior to January 14, 2010, the unexercised portion of any unvested stock options will be forfeited. In the quarter ended September 30, 2008, we reversed an expense of approximately $111 thousand relating to the options that were scheduled to vest on December 31, 2008 as we no longer estimate that the target revenue level for that tranche will be met.

5. LONG-TERM DEBT

On June 19, 2008, the Company and its lender entered into a credit facility that provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. The revolver matures one year from inception and bears interest at Prime +1.5%, with a floor of 6.5%. The credit facility also provides for a $1.25 million equipment term loan to finance eligible equipment purchases. The term loan bears interest at Prime +2%, with a floor of 7.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances on the term loan will be repaid in thirty-six equal monthly installments of principal plus interest. The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank.

The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million, adjusted by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent.

At September 30, 2008, there were no amounts outstanding under this credit facility.

6. BENEFIT PLANS

The net periodic benefit cost relating to the Company's Pension Plan is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Service cost	$ 99	$103	$311	$319
Interest cost	95	80	223	192
Expected return on plan assets	(111)	(74)	(211)	(150)
Amortization of prior service cost	(1)	(8)	(19)	(26)
Amortization of prior gain	-	(6)	-	-
	$ 82	$ 95	$304	$335

During the nine months ended September 30, 2008, we made contributions of $927 thousand to the Company's Pension Plan. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. During the final quarter of 2008, we expect to contribute approximately $250 thousand for the 2008 plan year, based on these funding requirements.

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

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
United States	$7,150	$6,041	$21,058	$17,239
Europe	1,011	1,876	2,786	3,900
Rest of world	1,144	824	3,808	1,886

8. PRODUCT WARRANTY

We provide product warranties for our various products, typically for one year. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the sale is recognized. We establish our reserve based on historical data, taking into consideration specific product information. The following table sets forth the movement in the warranty reserve (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Balance at beginning of period	$ 50	$ 50	$ 50	$ 50
Provisions (credits)	41	(17)	87	86
Warranty services provided	(41)	17	(87)	(86)
	$ 50	$ 50	$ 50	$ 50

9. SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income
January 1, 2008	$ 14	$193	$207
Change for period	6	-	6
March 31, 2008	20	193	213
Change for period	1	-	1
June 30, 2008	21	193	214
Change for period	(19)	-	(19)
September 30, 2008	$ 2	$193	$195

During the nine months ended September 30, 2008, we issued 158,906 shares of common stock in connection with the exercise of stock options and 195,313 shares of restricted common stock in connection with the purchase of AXIS.

10. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	September 30,	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$15,499	$16,288
Temporary differences	3,557	4,056
Capital loss carryforwards	-	4,991
	19,056	25,335
Deferred tax valuation allowance	356	22,708
	$18,700	$ 2,627

In the third quarter of 2008, the Company reversed $16.4 million of the valuation allowance related to its deferred tax assets since management determined, as of the end of the quarter, that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income. The Company had previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured. In accordance with SFAS 123(R) the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at September 30, 2008 was $0.4 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital. The reversal of the $16.4 million valuation allowance for deferred tax assets had the effect of a one-time, non-recurring benefit on the Company's net income for the three and nine months ended September 30, 2008. The income tax benefit is a non-cash item in the three and nine month periods ended September 30, 2008. It is expected that the future realization of the related deferred tax assets will result in the Company not having to pay income tax that it otherwise would have had to pay.

The components of the provision for income tax benefit (expense) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Current:
State and foreign	$ (21)	$ (13)	$ (36)	$ (38)
Federal	(25)	-	(50)	-
	(46)	(13)	(86)	(38)

Deferred:
Federal	(305)	-	(782)	-
	(351)	-	(868)	-
Reversal of valuation allowance	16,407	-	16,884	-
Income tax benefit (expense)	$16,056	$ (13)	$16,016	$ (38)

At September 30, 2008, the Company had U.S. net operating loss carryforwards ("NOLs") of approximately $46 million expiring between the years 2012 through 2027. The $15,499 above is the estimated tax benefit (at an estimated 34% tax rate) that would be realized upon utilization of those NOLs against future taxable income. At December 31, 2007, we had capital loss carryforwards of approximately $15 million, and a corresponding deferred tax asset of $5.0 million, at an estimated 34% tax rate, that expire in 2008. In the quarter ended June 30, 2008 we determined that it is more likely than not that these capital loss carryforwards will expire unrealized at the end of 2008 and accordingly wrote off the deferred tax asset and asset valuation allowance related to these capital loss carryforwards.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of September 30, 2008, we did not have any minority interests.

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

Overview

Chyron provides sophisticated graphics offerings that include Online, Chyron's AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application, as well as digital signage. As a pioneer of Graphics as a Service for all digital video media, Chyron addresses the world of digital and broadcast graphics with Web, Mobile, HD, 3D and newsroom integration solutions.

Over the past few years Chyron has made continued progress towards our goal of becoming a provider of digital graphics workflow solutions for broadcast, online and out of home applications. The worldwide shift from analog to digital television, as well as the adoption of high definition television, continue to be the primary drivers behind our growth. We believe that we will continue to benefit from these established trends because we offer systems and services that allow for easy content creation and which best showcase high-quality digital graphics in a most cost-effective way.

While we expect the global economy to slow significantly in 2009, we will continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. We will seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphic creation platform. We believe that because our addressable market opportunity is no longer restricted to broadcast television we have additional opportunities for long-term success.

On September 3, 2008, our common stock commenced trading on The NASDAQ Global Market under the symbol "CHYR" and our stock ceased to be listed on The American Stock Exchange.

Results of Operations for the Three and Nine Months Ended September 30, 2008 and 2007

Net Sales. Revenues for the quarter ended September 30, 2008 were $9.3 million, an increase of $0.6 million, or 7% from the $8.7 million reported for the quarter ended September 30, 2007. Revenues derived from U.S. customers were $7.2 million in the quarter ended September 30, 2008 as compared to $6.0 million in the quarter ended September 30, 2007. Revenues derived from international customers were $2.1 million in the quarter ended September 30, 2008 and $2.7 million in the quarter ended September 30, 2007. Revenues for the nine months ended September 30, 2008, were $27.7 million, an increase of $4.7 million, or 20% from the $23.0 million reported for the nine months ended September 30, 2007. Revenues derived from U.S. customers were $21.1 million in the nine month period ended September 30, 2008 as compared to $17.2 million in the nine months ended September 30, 2007. Revenues derived from international customers in the nine months ended September 30, 2008 and 2007 were $6.6 million and $5.8 million, respectively.

The increase in revenues is primarily due to strong demand for our broadcast graphics and channel branding systems and services. This demand is driven in large part by the worldwide transition from analog to digital television and the increasingly widespread adoption of HDTV. The changes in newsroom workflows inherent in the transition to digital television and our customers' drive for increased production efficiencies are resulting in increased spending in the area of graphics and video asset management infrastructure. Also impacting this increase in the nine month period ended September 30, 2008 were customer orders for products to address their broadcast requirements for the summer Olympics in Beijing beginning in August 2008. There can be no assurance that revenues from our broadcast graphics and channel branding systems and services will continue to increase at historical rates. We continue to focus our efforts on integrating AXIS into our product offerings and generating new revenues from the AXIS products. For example, in July 2008 we announced that Gannett Broadcasting has made a multi-year commitment to Chyron's AXIS web-based content creation services across all 23 Gannett owned TV stations.

Gross Profit. Gross margins for the quarter ended September 30, 2008 and 2007, were 70% and 67%, respectively. Gross margins for the nine month periods ended September 30, 2008 and 2007 were 71% and 68%, respectively. Improvements in gross margins are primarily a result of lower overhead rates due to increased volume and the ability to absorb fixed costs and lower material costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") were $4.1 million in the quarter ended September 30, 2008 as compared to $3.7 million in the quarter ended September 30, 2007. The increase in the quarterly amount is attributable to $0.1 million in increased selling costs, primarily commissions on higher revenues and $0.3 million due to increased staffing and related costs in the sales and marketing areas associated with the acquisition of AXIS. SG&A expenses in the nine month periods ended September 30, 2008 and 2007 were $12.8 million and $10.5 million, respectively. The increase in SG&A in the nine month period in 2008 is attributable to an increase in costs of $0.8 million in the sales and marketing areas primarily related to the promotion effort associated with AXIS and our on line business and $0.2 million in selling costs, primarily commissions. Other factors include $0.3 million in costs relative to an increase in staff to provide product and customer support, $0.4 million in consulting services primarily relative to Sarbanes Oxley compliance, AXIS and other strategic services. The cost associated with stock options and other employee benefits increased $0.3 million in the nine months in 2008. Also, in 2007 we realized a gain of $0.3 million from the proceeds of a note that was not present in 2008 results on either a quarterly or year to date basis.

Research and Development Expenses. Research and development expenses ("R&D") increased $0.4 million in the third quarter of 2008 to $1.7 million as compared to $1.3 million in the third quarter of 2007. R&D increased $1.2 million in the nine month period ended September 30, 2008 to $4.9 million as compared to $3.7 million in the nine month period ended September 30, 2007. The primary factor contributing to the increase is the Company's investment, primarily in the form of personnel and related costs, in the development of new products for HDTV, mobile content, and channel branding and the Company's acquisition of AXIS and the effort associated with the development of its new online products.

Interest income and expense. Interest expense approximated $27 thousand in the third quarter of 2008 and $6 thousand in the third quarter of 2007. Interest expense approximated $73 thousand in the nine months ended September 30, 2008 as compared to $26 thousand in the comparable period in 2007. In 2008, the major component of interest relates to the cost associated with the notes payable for the purchase of AXIS, whereas the 2007 interest cost is associated with our credit agreement with our bank. Interest income in each period is attributable to interest earned on available cash balances that are invested in overnight repurchase agreements, and in 2008 the available balances and interest rates have been lower than in 2007.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Foreign exchange transaction gain (loss)	$ (75)	$ 84	$(19)	$ 68
Subrental income	14	14	43	43
Other	8	10	8	21
	$ (53)	$108	$ 32	$132

Provision for income tax benefit (expense). In the third quarter of 2008, the Company reversed $16.4 million of the valuation allowance related to its deferred tax assets since management determined, as of the end of the quarter, that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income. The Company had previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured. In accordance with SFAS 123(R) the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at September 30, 2008 was $0.4 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital. The reversal of the $16.4 million valuation allowance for deferred tax assets had the effect of a one-time, non-recurring benefit on the Company's net income for the three and nine months ended September 30, 2008. The income tax benefit is a non-cash item in the three and nine month periods ended September 30, 2008. It is expected that the future realization of the related deferred tax assets will result in the Company not having to pay income tax that it otherwise would have had to pay.

The components of the provision for income tax benefit (expense) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2008	2007	2008	2007
Current:
State and foreign	$ (21)	$ (13)	$ (36)	$ (38)
Federal	(25)	-	(50)	-
	(46)	(13)	(86)	(38)

Deferred:
Federal	(305)	-	(782)	-
	(351)	-	(868)	-
Reversal of valuation allowance	16,407	-	16,884	-
Income tax benefit (expense)	$16,056	$ (13)	$16,016	$ (38)

Liquidity and Capital Resources

At September 30, 2008, the Company had cash on hand of $4.9 million and working capital of $10.4 million.

Use of funds

During the nine months ended September 30, 2008, the Company generated net cash of $0.3 million from operations, primarily from the net income adjusted for non-cash charges. Uses of operating cash resulted from the reduction in the level of accounts payable that had increased at year end from increased purchasing late in the year to replenish inventory levels and to satisfy accrued expenses related to employee benefits.

During the nine months ended September 30, 2008, the Company also used $1.1 million to finance the acquisition of AXIS and to fund related transaction costs. The Company also purchased approximately $0.8 million of equipment primarily to support its efforts to grow AXIS revenues. In addition to the cash portion utilized to fund the January 2008 acquisition of AXIS, the Company also issued $1.0 million of notes payable due December 31, 2008, bearing interest at 5% per annum, payable quarterly.

Liquidity

In June 2008, the Company and its lender entered into a credit facility, that provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. The revolver matures one year from inception and bears interest at Prime +1.5%, with a floor of 6.5%. The credit facility also provides for a $1.25 million equipment term loan to finance eligible equipment purchases. The term loan bears interest at Prime +2%, with a floor of 7.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances on the term loan will be repaid in thirty-six equal monthly installments of principal plus interest. The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank.

The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million, adjusted by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent.

The Company takes into consideration the environment in which it operates when reviewing its liquidity and capital resource requirements. We provide graphics products to the broadcast industry for use in digital television. We have also expanded our product line to include video and digital signage products for use in business and a general corporate environment and, in connection with the acquisition of AXIS, an online graphics service to broadcasters, including websites, newspapers and radio stations. We expect that the continued development of AXIS products will utilize cash during the remainder of 2008 and until optimum sales levels are achieved. Our future growth and success will depend to a significant degree on the continued growth of various markets that use our products. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

Special Note Regarding Forward-Looking Statements

From time to time, including in this quarterly report on Form 10-Q, we may publish "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995, including statements relating to (i) the Company's continued progress toward its goal of becoming the leading provider of digital graphics workflow solutions for broadcast, online and out of home applications, (ii) the worldwide shift from analog to digital television continuing to be the primary drivers behind the Company's growth, and the expectation that the Company will continue to benefit from this trend; (iii) the Company's belief that the investment case for AXIS is compelling and its expectation that the Company will continue to experience interest in its AXIS service; (iv) the Company's expectation that the global economy will likely slow in 2009 and that the Company will focus on a growth strategy in order to emerge stronger when the recovery takes hold; (v) the Company's expectation that it will seek to gain market share in broadcast and online graphics creation and expand the use and penetration of AXIS; and (vi) the Company's belief that its market opportunity is no longer restricted to broadcast television, thereby providing opportunity for long-term success. These forward-looking statements are based on management's current expectations and are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by such forward-looking statements. These risks and uncertainties include, but are not limited to, product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television ("DTV") and high definition television ("HDTV"), Chyron's ability to integrate its AXIS online graphics creation solution into its product offerings and to generate profits from AXIS, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain Chyron products to be obsolete, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, ability to maintain adequate levels of working capital, Chyron's ability to successfully maintain the level of operating costs, expansion into new markets and other factors discussed under the heading "Risk Factors" contained in Item 1A in Chyron's Annual Report on Form 10-K for the year ended December 31, 2007, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time, including the update to the "Risk Factors" contained in Item 1A to this quarterly report on Form 10-Q.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of September 30, 2008, we did not have any minority interests.

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

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
               MARKET RISK

We are exposed to foreign currency and exchange risks in the normal course of business related to investments in and operation of our foreign subsidiaries and sales to foreign customers. For the three months ended September 30, 2008 and 2007, sales to foreign customers were 23% and 31% of total sales, respectively. For the nine months ended September 30, 2008 and 2007, sales to foreign customers were 24% and 25% of total sales, respectively. All sales generated outside of the U.S. are denominated in British Pounds Sterling, Euros or U.S. Dollars.

The net impact on earnings of foreign exchange transactions were a loss of $75 thousand and a gain of $84 thousand in the three months ended September 30, 2008 and 2007, respectively. The net impact of foreign exchange transactions were a loss of $19 thousand and a gain of $68 thousand in the nine month periods ended September 30, 2008 and 2007, respectively. We record translation gain or loss as a separate component of other comprehensive income or loss in shareholders' equity.

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

Item 4T.  CONTROLS AND PROCEDURES

(a) Evaluation of Disclosure Controls and Procedures. The Company's management, including its Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), has evaluated the effectiveness of the Company's disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), as of September 30, 2008. Based on that evaluation, the Company's CEO and CFO have concluded that the Company's disclosure controls and procedures were effective in recording, processing, summarizing and reporting, within the time periods specified in the SEC's rules and forms, information required to be disclosed by the Company in the reports it files or submits under the Exchange Act, and in ensuring that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is collected and conveyed to the Company's management, including its CEO and CFO, to allow timely decisions to be made regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was prepared.

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

Through our acquisition of the AXIS product line in January 2008, we entered into the field of online web-based graphics creation services. Providing such services through the AXIS product line represents a high risk departure from our traditional business model. The AXIS product line involves new technologies, in an industry where we have limited experience and no track record of success. We have been expanding our business model to incorporate this new line of business; however, our efforts to expand into this industry potentially could have a disruptive effect on our current operations. Furthermore, there can be no assurance that we will be able to effectuate this new, integrated business plan successfully, that revenue growth will occur once the plan is enacted, or that this new line of business will achieve profitability or sustain such profitability, once achieved.

Item 6.   EXHIBITS

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.1@

Employment Agreement between Chyron Corporation and Michael Wellesley-Wesley, dated September 19, 2008 (filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008 and incorporated herein by reference).

10.2@

Change-in-Control Agreement between Chyron Corporation and Michael Wellesley-Wesley, dated September 19, 2008 (filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the Securities and Exchange Commission on September 24, 2008 and incorporated herein by reference).

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

CHYRON CORPORATION
(Registrant)

November 12, 2008	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

November 12, 2008	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President