Form 10-K
period 2008-12-31
CHYRON CORP
filed 2009-03-25
CIK 20232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the fiscal year ended December 31, 2008
OR
[ ] Transition Report Pursuant To Section 13 Or 15(D) Of The Securities Exchange Act Of 1934
For the transition period from _____ to _______

Commission File Number: 1-09014

CHYRON CORPORATION
(Exact name of registrant as specified in its charter)

New York	11-2117385
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

5 Hub Drive, Melville, New York	11747
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:	(631) 845-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01	NASDAQ Global Market
(Title of Class)	(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes[ ] No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes[ ] No[x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[x]      No[  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer[ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the Company on June 30, 2008 was $56,719,568. The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 19, 2009 was 15,703,957.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 13, 2009 are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

The following Business Section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors (see Part I, Item 1A:  Risk Factors). Unless the context otherwise requires, references to "Chyron," "the Company," "we," "our," and "us," in this Annual Report on Form 10-K refer to Chyron Corporation and our subsidiaries.

Overview

Chyron Corporation is in its fifth decade as a leading supplier of graphics hardware, software and workflow solutions to the television industry, including asset management systems and software. We are also a digital signage system developer and developer and provider of hosted online graphics creation services.

We develop, manufacture, market and support high-performance hardware and software products that are designed to provide broadcast-quality graphics and audio for live and pre-recorded broadcasts. Our systems are designed to enhance workflow and video asset management solutions for broadcast operations. With our AXIS product, we also provide a web-based, self-service, broadcast-quality graphics creation solution without the need for any specialized hardware or software.

For our broadcast products, we design the video "engine" that powers each product and design software applications. We also assemble and test hardware and software components that make up graphics systems, character generators, clip servers, channel branding systems, telestration systems, ticker systems, and video asset management solutions. We provide an experienced customer service team to support our products. Our broadcast-quality solutions are designed to enable customers to:

  create online or offline, standard definition ("SD") or high definition ("HD") graphics containing text, logos, images, three dimensional ("3D") elements, movies, clips and flipbooks by applying special effects, animation, 3D transformations, digital video effects, multi-layer compositing and audio;

  perform real-time playout of graphics without the necessity of time- and resource-consuming file conversion and/or platform changes;
  perform instant update of text and data using a variety of Chyron and third-party tools, manage clips, stills and other assets in a central storage location, making the assets network- and web-accessible, use our CAMIO newsroom integration to enable journalists and producers to quickly create and update graphics for immediate playout;
  create graphics on the web, using the Chyron-hosted AXIS Graphics Software-as-a Service, which we also refer to as SaaS;
  automate channel branding to enable facilities to pre-program promos, snipes, coming-ups, etc., that display automatically updated information and graphics without the necessity of recreating each graphic with the new information;

2

  play clips from a dedicated clip server that can operate under automation;
  produce live-data tickers and crawls on dedicated systems; and

  enable direct talent interaction with live broadcasts using telestration tools.

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

We believe that our AXIS Graphics business will help to strengthen our market position by providing an online service by which television facilities can generate maps, news graphics, updateable charts and graphs, and weather graphics. Because the graphics that are created are hardware-independent, they can be used for live broadcast and production on Chyron and non-Chyron systems, for display on websites and mobile devices, and for print. Our hosted online graphics creation solutions are available from any system with Internet access, including Windows and Mac® OS-based systems. We believe that these attributes, coupled with a low cost monthly subscription-based model, open up new markets for Chyron which are significantly larger and higher growth than our traditional broadcast market.

Our technical expertise in broadcast graphics systems has been extended to our ChyTV product line of high-performance television information displays and digital signage. Based on our advanced video processing technology, ChyTV provides low-cost, informational/ advertising/safety video displays which overlay a video source from TV, DVD, camera or other sources. The target customers are establishments such as hospitals and medical offices, educational institutions, retailers, corporations, government, independent and franchised restaurants/sports bars, car dealerships, gas stations and others that display video to customers, employees or others.

Our aim is to become the leading provider of graphics creation solutions for multi-platform visual media.

Our Markets

We introduced our first character generator in 1970. We believe that our graphics products have grown to become integral to television operations world-wide. We offer comprehensive experience in providing integrated, scalable, real-time graphics solutions. Building on our presence in the live, on air, television graphics market, our customers now include many major broadcast, cable, satellite and post-production facilities in the U.S. and Europe. We also serve customers in Asia, South America and Australia. Our customers include the following companies, as well as many other local, regional and international stations:

  U.S.: ABC; CBS; NBC; ESPN; CNN; Fox News; Fox Sports; Gannett; C-SPAN; Discovery; Weather Channel; Home Shopping Network; Comcast; DirecTV; Shop at

Home; Court TV; NBA; Turner Entertainment; Portland Trail Blazers; Waterman Broadcasting Cartoon Network;

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
  Middle East: MTV Arabiya, Dubai; Al Jazeera Sport, Qatar; ERTU Egyptian State Broadcasting; RR Sat, Israel;
  Africa: Africa Independent TV (AIT), Nigeria; South African Broadcasting Corporation (SABC); and
  Asia Pacific: Australian Broadcasting Corporation (ABC); Premier Media Group (Fox Sports), Australia; CNBC Australia; University of Auckland (New Zealand); Korean Broadcast; Seoul Broadcasting System (SBS), Korea; Ekushey TV (ETV), Bangladesh; Sistem Televisyen Malaysia Berhad (TV 3); Radio Televisyen Malaysia (RTM); Ho Chi Minh City Television (HTV), Vietnam; Vietnam TV (VTV);

and additional local, regional and international stations. The Company is focused on leveraging and building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational, professional video and online mobile and print graphics provider market sectors.

Because our AXIS graphics creation process is designed to be intuitive and easy to use, it is not limited to artists and designers who have advanced knowledge of graphics production. As a subscription service at a low initial monthly price point, it is suited to a wide range of applications, including online video and websites that want to have the quality "look and feel" of graphics that traditionally have been available only to television production. AXIS tools can be used to build graphics for both static text-based web pages and for "rich" multimedia web environments. Numerous television stations currently employ AXIS in producing their daily news broadcasts. The first large TV Stations Group owner and enterprise level broadcast and television customer for AXIS services is the Gannett Broadcasting Group, where AXIS is deployed across 23 television stations. The first pure play online customer is Yahoo, which is using AXIS to create stock price charts for its Yahoo Finance Tech Ticker Service.

Our Products and Services

We offer a broad range of powerful graphics products that are designed to provide broadcast-quality, real-time, HD/SD, 2D/3D, graphics creation and playout for television stations, networks, video production and post-production markets. Our line of high-performance systems is relied upon by many of the world's leading broadcast stations to display 2D/3D animated news flashes, election results, sports scores, stock market quotations, programming notes and weather information.

Our broadcast systems are Windows-based and incorporate a high content of off-the-shelf components. Industry-standard interface protocol enables our equipment to be easily integrated into the most advanced television facilities, as well as MOS-based newsroom installations. We believe that our software has become an indispensable plug-in application for products offered by leading broadcast manufacturers such as AP®, Avid®, Leitch® and Thomson Grass Valley®, greatly extending the capabilities of those products. Our systems can import elements including images, movie files and audio files from non-Windows systems such as Apple Mac®.

AXIS Graphics, the cornerstone of our SaaS initiative, serves our core broadcast and video constituency, as well as new, non-video markets including web, mobile and print. AXIS Graphics provides an intuitive web interface for creating unique looks for television stations, websites, mobile device displays and print. Its power lies in the ability to generate maps, news graphics, updateable charts and graphs, and weather graphics on demand, which can then be imported into Chyron or other applications and systems for display.

We are dedicated to providing the highest quality and most comprehensive array of advanced solutions, ranging from low-cost CG packages that run on a user-supplied computer, to fully-integrated systems that provide precision management of text, stills, clips, effects, audio, storage, networking, newsroom integration and multi-format distribution and to web-hosted graphics creation, accessible from anywhere. A summary description of selected Chyron products and services is listed below.

Broadcast Hardware Products

Graphics System/CG Family - HyperX2, LEX2, MicroX HD/SD, MicroX, SOLO2, DigiBox (EAS), Board-Level Products: The Graphics System/CG family is comprised of real-time, 2D/3D graphics platforms and systems that integrate a Windows XP front end with real-time video processing to provide exceptional performance for television graphics applications. The HyperX2 is our flagship graphics system, in use by major local, regional and national facilities. Numerous major broadcasters have standardized the HyperX2 as the graphics systems of choice for their major sporting and news events, including their coverage of the 2008 Olympic Games in Beijing, the 2009 Super Bowl broadcast and the 2008 election. The HyperX2, as well as the majority of our systems, is a multi-standard platform, providing both HD and SD within each channel without the necessity of a separate upgrade. Migration from SD to full HDTV is accomplished with just a mouse-click. Content may be created and played back in any of our supported standards. The Graphics System/CG family employs Lyric® and the powerful Lyric PRO option, our on and off-line content creation and playout software applications, to compose messages (graphic pages) and to play content to air. The systems' architecture has enabled us to provide a range of scalable, cost-effective product solutions, from low-cost single-channel CGs to fully integrated, HD/SD-switchable, multi-channel systems with clip playout and DVE. The Graphics System/CG family is rounded out by the HD-capable LEX2, evolved from our highly successful LEX, the MicroX HD/SD and MicroX single-channel systems, the SOLO2 portable HD/SD graphics system, and DigiBox (EAS) and board-level products.

Channel Box HA/Channel Box: Channel Box is an HD/SD-switchable branding and automated promo system that has been installed in facilities worldwide. Built on our Lyric PRO rendering engine, Channel Box systems feature 2D/3D design and playout for branding applications, including tickers, crawls, snipes, "bag and tag," promos and end-credits. The system's real-time video, graphics effects, clips and audio can be integrated with automation systems, or the system can be used as a standalone branding device. A station promo need only be built once, and Channel Box automatically inserts new voice-over tags, text and graphics during the live broadcast day, and squeezebacks at the ending of a show to add more commercial content such as show sponsors or "coming-up next" promos.

Its power as an automated system is underscored by its ability to update text and graphics on the fly, driven by data drawn from a wide range of sources, including text files and ODBC-compliant data sources (Excel® spreadsheets, Access databases, text files etc); additionally, Channel Box provides applications for scraping information from AP news feeds and RSS feeds. Data from web pages can be obtained through established third-party software, Harvester Pro, which can be purchased as an option through Chyron. For late-breaking situations, templates can be updated manually. Channel Box can integrate with industry-standard automation systems, accepting control via Chyron's own Intelligent Interface® protocol over serial or TCP/IP, VDCP and GPI (optional). Remote Monitor and Control, which enables Channel Box to be controlled remotely from a PC or another Channel Box, and a content distribution option have recently been released.

Our strategic partner, Video Design Software, has integrated its Promotor suite of applications that provides extensive capabilities for multi-channel scheduling and automatic generation and playback of static or animated bugs/branding, video clip promo bugs, coming-ups and other snipes, menus of program names and times, promos over credits (squeeze credit promos), show branding and ratings and audio tags. By automating the repetitive manual processes currently used, Promotor significantly streamlines the process of generating these promos. We believe that the combination of these two powerful solutions provides never-before-realized flexibility and virtually immediate return on investment.

Channel Box is offered in two configurations to fit both needs and budget: Channel Box HA provides mirrored system drives, hot-swappable RAID5 drives for media storage and playout, and redundant power supplies. Channel Box (standard) provides a robust system, also with redundant power supplies. An offline version of Channel Box software is available to enable users to create scenes on PCs for playout on Channel Box systems.

XClyps/XClyps SAN/MicroClyps: We believe that our XClyps product has defined a new paradigm for graphics server technology and performance, with a design that can provide quality and control over graphics playout. Serving the most demanding multi-format environments, XClyps can be configured with one or two completely independent, switchable HD/SD channels, each with synchronized video and key outputs. Advanced wavelet compression provides high-capacity storage and flawless playout of channel branding, promos, snipes and DSK. XClyps can be easily integrated as a single system, or multiple XClyps systems can be networked. Built on .Net technology with 1000 BaseT interface, assets can be quickly transferred across the network. Due to a powerful application environment that provides flexibility, XClyps can be controlled remotely via Pro-Bel protocol, Harris (Louth) VDCP, Grass Valley® PbusII protocol, Intelligent Interface protocol over serial or TCP/IP, and GPI.

In the past year, we have expanded the XClyps family with the introduction of MicroClyps. MicroClyps is designed to offer powerful XClyps functionality in a single-channel configuration. We believe that MicroClyps is an attractive option to those for whom redundancy is not a key requirement but who require a high-quality, low-cost, compact solution. MicroClyps has proven to be a popular choice for many of our customers with sports broadcast trucks.

We have also integrated the XClyps family with our CAMIO Newsroom Integration and Asset Management system, enabling clips to be browsed and added to the newsroom rundown in the same manner as Lyric graphics.

CodiStrator HD/SD Telestration System: Further serving the live broadcast market is our CodiStrator system, which enables dual commentators to illustrate in real time over live video. Used by many of our football and other sports broadcast customers, CodiStrator features digital drawing, extendable lines/arrows, circles, animated video "stickers," logos, shapes, bullets, spotlights and more, to provide impact to live coverage. Drawing tools are customizable with a variety of settable parameters, including color, width, shadows and transparency. CodiStrator telestration is designed to enhance and add interactivity to live news, weather, traffic and financial reports. We believe that the ability to import AXIS Graphics, particularly maps for news, traffic and weather, further increases its versatility. CodiStrator is designed to extend beyond broadcast as a potentially ideal illustration tool for corporate, medical, educational and government presentations.

Platforms and Board Sets for Third-Party Developers: In addition to systems with ready-to-use software packages, we also offer dedicated graphics platforms and board sets as an OEM (Original Equipment Manufacturer), for which custom, third-party applications can be created using our richly-featured LEIF and CAL developer's tools. We provide support through the Chyron Developer Network. For clients seeking custom application development, a list of third-party developers is available on our website.

AXIS Graphics and Software as a Service ("SaaS") - Graphics on Demand

We are endeavoring to lead a powerful change in how graphics content can be created for video, the Internet, newspapers, radio stations, mobile phones, digital signage and beyond. AXIS Graphics is a proprietary, web-based solution that we believe has the potential to pioneer online graphics production. Chyron and AXIS Graphics are designed to bring innovation to graphics creation and workflow, and most importantly, the ability for clients to achieve a return on investment. Our AXIS suite of web-based services and applications solutions are designed to provide proven workflows, including on-demand, quick creation of customizable, high-resolution maps, real time weather displays, 3D charts and graphics, financial quotes, plus a virtually unlimited set of tools to create topical news graphics. Because these applications run on our hosted servers "in the cloud," there is no need for our clients to invest in or maintain expensive hardware or license multiple releases of software. We are increasingly integrating AXIS Graphics with our other systems and solutions, and we believe that AXIS Graphics will allow us to extend beyond our established client base to serve not only non-Chyron clients on their current systems, but to act as a point of entry for the sale of our systems and software to non-Chyron facilities. AXIS Graphics most notable success has been its implementation at Gannett where AXIS has been employed at 23 stations, enabling them to create more graphics, at a higher median quality, and at a lower cost.

Software Products

Our broadcast graphics systems run Lyric and Lyric PRO, our award-winning graphics creation-to-playout software; proprietary, system-specific software; and/or a variety of third-party applications and plug-ins. Extending Lyric beyond our own systems, we also offer Lyric plug-ins to Avid® and other non-linear editing systems.

With the goal of providing end-to-end solutions for our customers, we aim to unify graphics operations with our workflow and asset management applications, including CAMIO, iSQ, OMS, and its Mobile Suite, including WAPSTR and MOS2WAP. XMP-awareness is already integrated into CAMIO, and we plan to integrate it into other software.

Lyric®: Lyric is a highly advanced graphics creation and playback application that is offered standard on our graphics/CG systems. Using Lyric, graphic artists can create brilliant, multi-layered 2D/3D graphics on a Chyron system or offline, for later playout on a Chyron system. Content can be created in one location and transported by local area network ("LAN") or wide area network ("WAN") to another device or facility on the same network. Lyric uses standard Windows network protocols and imports numerous standard 2D, 3D and animation file types, as well as full support of Autodesk's® FBX file interchange format. Legacy formats, including iNFiNiT!®, Quantel®, and SGI® formats are also supported. Lyric features intuitive and agile operation, powerful flexibility, hardware transparency, and interoperability with many third-party graphics applications and technologies. Lyric was designed from inception to easily incorporate future advances in software and hardware.

We believe that our Lyric PRO product has revolutionized graphics production and workflow. Based on our innovative interFuse Technology, this object-oriented technology is designed to provide unprecedented flexibility in graphics creation and live playout. Major features include: intelligent transitions that enhance live broadcast, by enabling playback of transition elements and messages in any order, at any time; live data update executed within transition; continually rendered static and animated graphics, allowing transitions to be executed at will; control of multiple scene graphs for support of complex, multi-layered animations (unique to Lyric PRO); persistent elements completely integrated with graphic animations; and advanced 3D texturing.

Lyric PRO has gained wide acceptance in the industry and we expect to continue to develop new features. With the release of Lyric 7.0, the introduction of a new powerful text renderer is designed to enable easier creation and display of text in non-Western languages. We believe that this capability opened the opportunity to market our products in India, China and the Middle East.

3D object import and animation of 3D objects have long been native to Lyric. Taking 3D to the next level, the implementation of an FBX importer in Lyric 7.0 enables specialized 3D artists to create complex, 3D animations in their familiar applications and environments, and for the 3D animations to be brought into Lyric. The Lyric artist no longer needs to recreate the animation within Lyric, but can focus instead on using the imported 3D animations as components of Lyric animations.

Lyric and Lyric PRO are available as offline applications, enabling users to create graphics on PCs for playout on Chyron systems. The recently released Virtual Preview feature for Lyric PRO Off-line has made the off-line creation environment more closely simulate the on-line playout environment, which we believe provides another benefit of our graphics creation process. Lyric and Lyric PRO are also offered as plug-ins to Avid and other non-linear editing systems, allowing video editors to incorporate Lyric graphics into their work.

LEIF: The Lyric Enhancement Interface Framework ("LEIF") is a Chyron application programming interface ("API") for developing custom programs that harness the power of Lyric for graphics creation and real time rendering. Via the LEIF API, applications can efficiently control Lyric for scenarios that require automated manipulation of Lyric's behavior or a customized user interface. LEIF programs can be created as either plug-ins to Lyric or as external applications that control Lyric (i.e., the same API is used for both). Using LEIF, developers can create programs that execute keyframe-based animations, automate template field updates, import and export custom file formats, implement remote application control, and handle numerous diverse operations. The plug-in architecture supports the addition of user-defined menus and control panels in the Lyric User Interface, user-definable object properties and integral control over the basic functionality of Lyric. Plug-ins are designed to be simple to deploy, requiring only that the program be copied to the Lyric's Plug-ins folder. The LEIF API is based on COM technology. LEIF plug-ins and external applications can be written using any development environment that supports COM. Examples of popular languages include Visual Basic®, Delphi®, and Visual C++®, and C#®. The LEIF API consists of a series of methods and properties that offer direct manipulation over Lyric functionality. LEIF developers have access to the Chyron Developer Network, which provides technical support, the latest SDK, white papers and numerous sample applications.

CAL: The Chyron Application Library is designed to be a powerful API that can be used to create customized, real time, high-quality broadcast graphics applications for Chyron platforms or Chyron board-level products. For example, continuous data feeds of financial, news, sports or other information can be easily transformed into rolls and crawls through CAL's data spooler. CAL's real time animation engine is designed to provide built-in and custom data transition effects that enable the creation of unique, eye-catching displays. CAL can be used to create graphics not only for Chyron's CAL Box, but for a wide variety of graphics systems. Chyron's third-party developer network creates and markets many specialized CAL applications to address a wide array of broadcast operations. CAL developers can join the Chyron Developer Network, participate in a supportive community of industry experts and receive access to new tools and an expanding base of CAL-created projects.

Newsroom Integration and Asset Management

CAMIO (formerly known as Chyron MOS): Television newsroom operations depend on accurate, fast exchange of information and graphics among disparate computer systems and devices. MOS protocol enables Newsroom Computer Systems ("NCS"), Media Object Servers and devices such as graphics systems to exchange information using an industry-standard protocol. With CAMIO integrated into a newsroom, journalists and producers can access a library of templates from their newsroom workstations, to quickly create and edit text, graphics and movies via our LUCI ActiveX® WYSIWYG interface. We believe that CAMIO's powerful asset management tools, search engine and visual browser make it easy to locate graphic templates. Completed objects are associated with a story, and then the stories are ordered by the Newsroom Computer System and sent to a Chyron system playlist for playout to air. Changes in the newsroom rundown are automatically and instantly reflected on the Chyron output device, ensuring a more streamlined and accurate newsroom production environment. Because journalists and producers are directly involved in the final output, there is far less opportunity for error, and they can quickly make last-minute changes without involving a graphic artist or graphics system/CG operator. In addition, because the graphics are based on existing, reusable templates created by graphic artists, CAMIO can speed the production of pages by eliminating the need for a graphic artist to create each page for a news broadcast. This allows artists to be available for other tasks and can increase output of the art department.

The integration of Adobe® XMP metadata into CAMIO, enables the packaging of configurable metadata with files. It can be used in CAMIO to auto-populate template fields in the graphic and enables conditional use of graphics in a template. For example, the name of a person can automatically populate a text template based on the metadata traveling with an image, or a player headshot can be automatically restricted to placement in a graphic with his team logo. Errors are minimized, resulting in significant time savings. XMP metadata can also be mapped into CAMIO metadata to expedite searches in the newsroom.

CAMIO supports XClyps, enabling the newsroom to browse XClyps assets and insert them into their scripts. These XClyps objects are played out through iSQ using the same interface for both Lyric and XClyps.

iSQ: iSQ (Intelligent Sequencer) offers a single control interface to manage playlists from multiple channels across multiple Chyron playout devices. iSQ includes CueBoard, an intuitive panel configured to control up to four playlists within the iSQ application. The iSQ software consists of server software to be loaded on the playout devices and client software that can be used to both view and verify playlist content as well as for playback control.

OMS: Chyron's OMS (Order Management System) was developed to the specifications of a select group of high-profile clients. OMS enables a journalist or producer creating graphics from the Chyron LUCI interface from within a Newsroom Computer System to order, via a web-based interface, a new graphic from the art department when an appropriate graphic does not already exist. The journalist or producer can specify deadline, description and metadata and can attach files. Once the graphic is fulfilled and uploaded by the art department, it is automatically placed in the story without further intervention by the journalist or producer. OMS is designed to streamline the workflow by eliminating the need for the phone orders, paper memos and follow-up calls that have traditionally comprised the graphics request process, potentially saving time and money. Graphic creation status can be viewed at any time, and the process is completely configurable with regard to scheduling, assignment, approval, metadata use and more. We believe that OMS is particularly suited to the growing trend in centralized graphics creation, as the same art department can service multiple facilities, ensuring a unified look and conserving resources.

Mobile Suite: We are targeting the rapidly expanding "citizen journalist" phenomenon with our Mobile Suite of products for CAMIO. Chyron's Mobile Suite integrates cell phones directly with the news production workflow. More viewers are using their cell phones as cameras, uncovering reporting opportunities as never imagined, and now broadcasters can both integrate cell phone images directly into live broadcasts and build loyalty through direct involvement of viewers with unfolding events. Chyron's Mobile Suite includes two products, the award-winning WAPSTR and MOS2WAP:

  WAPSTR: WAPSTR is a Multimedia Messaging Gateway and CAMIO plugin interfacing with the public mobile phone network. WAPSTR enables simple upload of photos and videos from mobile phones, directly to newsroom computer systems. Journalists have instant access to these materials, which can quickly and easily be dropped into templates for immediate on-air use.

  MOS2WAP: MOS2WAP features a WAP Server and CAMIO system plugin for simultaneous publication of WAP pages from within Newsroom Computer Systems. Changes to the rundown and breaking news stories are instantly posted to the WAP server, increasing newsroom efficiency and immediately reaching the new mobile audience. Cell phone users can easily browse and display the latest stories generated from the WAP server.

Information Display Systems

ChyTV: In the race by businesses to attract and hold the attention of potential customers, new information distribution channels have developed, among them, digital signage. To take advantage of this potential advertising venue, Chyron introduced the ChyTV digital signage product line. Incorporating the advanced video processing technology driving our broadcast-quality systems, ChyTV is designed to provide low-cost, easy-to-use graphics for digital signage applications. Our current target markets include entities such as hospitals, medical offices, educational institutions, retailers, corporations, government facilities, independent and franchised restaurants/sports bars, car dealerships, gas stations and others that display video to customers, employees and other captive and non-captive audiences.

ChyTV.net: This new service facilitates the content creation, management and distribution of digital signage assets for out of home network operators. Offering a back-end server infrastructure via ChyTV.net enables digital signage network operators the opportunity to grow business as the market requires, without the need to staff a network center. Centralized content management simplifies deployment. Groups of ChyTV devices can be updated on the fly or at a scheduled time enabling large ad campaigns to be managed with nothing more than a web browser. By providing on-line reports of signage performance, ChyTV.net allows network operators to track revenue, operations and scale business via remote operation from anywhere on the Internet.

ChyTV HD 100 and HD 150: The latest generation of the popular ChyTV Video Graphics Information Display systems extends our product line to include high-definition outputs and clip playout. Designed for any large-size digital signage, ChyTV HD 100 employs the familiar ChyTV Tools utility to manage the projects and is completely compatible with existing ChyTV units. Like all ChyTV products, the HD 100 features the highest quality dynamic text and effects, even in portrait display mode. The HD 100 also features 3D dynamic text and effects, 3D animated objects and more. Unlike pre-rendered clips that cannot be modified, 3D text can be changed on the fly in real time using live data. The ChyTV HD systems feature an internal MPEG clip player and have the ability to manipulate the video clip either in a window that is surrounded by graphics and text or to superimpose the message over the video background. In addition, full screen graphics can be displayed with dynamic text, logos and animations. The HD 150 provides full control over each element on the page. Compositions can be created in a variety of layouts; for example, a full motion HD clip as a background with layered graphics, text and animations on top, and a live video window of any size and position.

ChyTV Plus: Expanding ChyTV functionality, ChyTV Plus provides S-video and component video inputs and outputs, serial and GPI control interfaces and both Ethernet and USB connectivity, all in a rugged half rack unit chassis. Designed for any professionally installed video messaging system, ChyTV Plus uses the same ChyTV Tools utilities to manage the projects and is completely compatible with existing ChyTV units. These additional features enable more flexible system integration and enhanced video capabilities.

ChyAlert: Based on the ChyTV Video Graphics Information Display system, we believe that ChyAlert is a unique product that adds Alert messages to any video source. This specialized video appliance is designed specifically for automated and/or manual display of emergency and security alert graphic, text and audio in a video distribution display or CATV (Community Antenna TV or Cable TV) system. As a self-contained device, ChyAlert integrates a video source along with a locally generated message. These messages can be standardized or customized for specific applications or situations. Dynamic text elements can be derived from secure data or updated in real time, either locally or remotely. Secure software applications allow preset messages to be displayed or controlled by authorities who can update and alter content.

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

interFuse

interFuse: interFuse is the driving concept behind our development, and is as much a philosophy as a technology. We are working to develop interFuse to provide complete, streamlined solutions in an integrated environment that encourages creativity and lets the software take care of the repetitive, time-consuming tasks. By exploiting the latest technological advances in software and hardware, we are working on developing modular suites of systems and software that fulfill the requirements of a wide variety of potential customers, from small college stations to major market facilities, national and global networks, and multimedia outlets, including television broadcast, websites, mobile devices and print.

We are continuing to accelerate and extend our interFuse development, with our focus on tight integration among our existing systems and external systems and software. The FBX importer is designed to enable the use of 3D animations created in 3D applications to be imported and played out from Chyron's Lyric-based systems. Introduced in 2008, we have designed a new text renderer to enable easy creation of text in non-Western, complex-script languages. The introduction of new CAMIO and AXIS components automates the graphics request and fulfillment process, and provides additional means for accessing, distributing and fulfilling graphics from within the CAMIO and AXIS environments.

Our acquisition of AXIS Graphics provides a new opportunity for our development of interFuse. Graphics created in the platform-independent, web-based AXIS environment can already be imported for use on Chyron systems. We expect to continue to concentrate our development efforts on integrating AXIS into our other products to provide automatic, transparent graphics fulfillment and management.

We have implemented and will continue further integration of the Adobe Extensible Metadata Platform ("XMP") technology. XMP has fast become an industry-wide standard, providing a lingua franca for managing assets with sophisticated packaging of the metadata that travels with each asset file. interFuse takes advantage of XMP technology by tapping into the metadata to optimize broadcast graphics workflow, from centralized creation and storage through distribution and playout. Customized user interfaces can be tailored to the requirements of a facility. Metadata fields can be mapped to template fields in a graphic to accomplish tasks such as populating a head shot with the subject's name, position, team logo and automatically updated sports stats, allowing HD graphics to be brought only into HD templates, and preventing the image of a politician from one party from being dropped into a graphic illustrating a different party. We believe that with the flexibility and automation afforded by interFuse, a facility can build business logic into its operations, potentially increasing the efficiency and productivity that is ultimately reflected in their bottom line.

Creative Services

Chyron is widely known for providing the graphics creation and playout tools for broadcast graphics. We now offer a solution that completes the graphics creation cycle. In 2008, we introduced the Chyron Creative Services Group. Creative Services provides graphic design services for our traditional hardware systems customers for the networked CAMIO environment and for our online presence with AXIS. Creative Services offers an array of options, from single-use news graphics creation to enterprise-wide graphics packages for broadcast, web, mobile and print. The Virtual Art Department provides customers with access to graphic design talent, giving them greater capacity and freeing up their own resources for other tasks.

As we work to include additional features in our equipment, and if television station budgets continue to decrease, we believe that our Creative Services can also provide the graphics implementation expertise to enable our customers to get the most out of their systems.

For the digital signage workflow, Creative Services offers these services to our ChyTV customers who may not have skilled artists on their staffs.

Creative Services also offers us the potential of maintaining and enhancing our brand through product demonstration graphics, digital and printed marketing materials and our website.

Sales and Marketing

We market our broadcast products and systems to traditional broadcast, production and post-production facilities, media outlets, government agencies, educational institutions, health institutions, religious institutions and telecommunications and corporate customers throughout the world, including the markets identified above under "Business -- Our Markets." In order to maintain and increase awareness of our products, we display at the major domestic and international trade shows of the broadcast and post-production segments. In the U.S., we exhibit at the National Association of Broadcasters ("NAB") Convention and other, smaller trade shows. We also exhibit at the International Broadcasters Convention ("IBC") in Europe and other smaller trade shows internationally. We exhibit our digital signage products at audio/visual shows and other venues which market to our target customers for these products.

We also promote our products through direct-mail campaigns, e-newsletters and advertisements placed in relevant journals. Due to our long standing reputation as an innovator in the broadcast graphics market, our views are often sought out and articles are often published in trade journals and papers presented at technical conventions by our engineering and corporate staff, which we believe helps reinforce our technical credentials.

Our aim is to continue to expand the range and sophistication of our marketing tools. There are marketing and instructional podcasts available from our website, and our goal is to continually refresh our library of white papers, workflow diagrams and system diagrams. Periodically, we send an electronic marketing package highlighting a product or product line to clients and potential clients. We also perform WebEx® demonstrations which have become a valuable and cost-saving marketing tool for us.

Sales of our broadcast products in the U.S., U.K. and France are made through our direct sales personnel as well as through third-party dealers, independent representatives and systems integrators. Sales of our products outside of these geographic areas are made through dealers and sales representatives covering specific territories. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development team. In

2008, we sold our products in over 30 countries around the world. Sales of our digital signage products are conducted largely through third-party dealers.

Customer Success

We believe that our success is measured not only in sales figures but with the ongoing success of our customers. Our attention to customer success commences in the planning stages of a project, through the sale, training, and commissioning process. We offer post-sale maintenance agreements to continue to help our customers successfully use their Chyron products. While we have always tried to provide this type of premium account management, our newly formed Customer Success Group is singularly dedicated to ensuring that Chyron solutions are tailored to customer requirements and that the process of implementation is smooth, follow-up is maintained and issues are addressed. We believe that our Customer Success Group will become increasingly critical as we move from single-box installations to integrated solutions, where there are many "moving parts" interacting with both Chyron and third-party products.

Product Management

We have expanded our Product Management team to keep pace with the growing breadth and depth of our product lines. Product Management oversees and manages individual product and product lines from conception through end of life, system and software releases, the integration of the product lines with each other and external systems and software, development and implementation of feature sets, and product marketing. Product Managers specialize in specific products and product management areas. Product Management interfaces with all departments of the Company: by working closely with Engineering in product development; providing SQA with real-life test materials and scenarios; producing and contributing to marketing materials including podcasts, product information sheets, system diagrams and white papers; and providing support to Sales in bid preparation and participating in project management.

Engineering

We employ both software and hardware engineers. The software engineers design and update applications, develop new releases, and implement bug fixes as necessary. The hardware engineers design proprietary boards used with selected systems, are responsible for platform development, and qualify proprietary and off-the-shelf hardware for use in Chyron systems. Engineering, Product Management and SQA work in a collaborative environment to produce and qualify solutions that meet and exceed the needs of their clients.

Service, Support and Training

For our broadcast products, we offer comprehensive technical service, support and training to our customers through 24-hours-per-day, seven-days-per-week, 52-weeks-per-year access to trained service and support professionals. Scalable and fixed-duration training courses are also available. These training courses range from one day to one week and consist of a mix of classroom discussions and hands-on training. We offer training courses for many of our products at our Melville, NY headquarters. We also make training available to a wider user base by offering WebEx® courses, in which users can participate in interactive, online instruction.

We provide our broadcast customers with hardware and software maintenance contracts and spare parts. We believe that support contracts and a responsive spare parts supply facilitate customer satisfaction. We also employ WebEx to help customers resolve problems and update software on their systems. By using this tool, we can speed up repairs and cut costs. Service is provided both domestically and internationally by us or through our appointed dealers and representatives.

Warranty

We generally provide one-year warranties on all of our products. There may be, in certain instances, exceptions to these terms. A provision is made in our financial statements to estimate the warranty cost in products sold based on historical actual results.

Manufacturing

Our final assembly, system integration and test operations are located in Melville, NY. We primarily use third-party vendors to manufacture and supply much of the hardware components and sub-assemblies. We rely on a limited number of suppliers for major hardware components. We continually review product specifications in order to diversify the sourcing of critical components. With our current architecture, we use many "off-the-shelf" components. This not only permits us greater flexibility in sourcing of components, but provides higher gross margins on our products through the attainment of lower costs through competitive sourcing and greater commonality of components among our products. We continue, however, to develop proprietary hardware to implement specialized features unique to Chyron.

Research and Development

Our research and product development has primarily been focused on the revitalization and extension of our core products, including the integration of AXIS Graphics. During 2008 and 2007, we spent approximately $6.3 million and $5.0 million, respectively, for research and development for new and existing products.

Customers

There are no customers that individually represent in excess of 10% of our consolidated revenues for 2008 or 2007.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products, new technologies and significant price erosion are all features of the industry in which we operate.

The market for HD systems and applications has continued to ride a wave of major growth over the past year. The cycle necessary to drive the conversion to HD production and broadcast has gained momentum, with the drop in price of consumer HD flat-panel TVs, the resulting acceleration in purchases and the increasing production of HD broadcasts. When Americans retire their current television sets, the natural progression is now to HD flat-panel sets. Chyron is and has been fully prepared with a comprehensive HD/SD-switchable product line that eliminates the need for a television facility to budget twice for SD and HD equipment. Where possible, we also provide an upgrade path for facilities that already have our SD systems, or that will continue to purchase our SD systems, with plans to upgrade in the future.

We are currently aware of several major and a number of smaller competitors. We believe our primary competitors are Vizrt Ltd., Harris Corporation's Inscriber subsidiary, Miranda, Pixel Power, Orad Hi-Tec Systems Ltd. and Avid Technology, Inc., and its Pinnacle Systems subsidiary. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which we operate, or may operate, are dominated by established vendors.

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

Our registered trademarks for our current product line are Chyron, The Company The Whole World Watches, HyperX, Lyric, CAMIO, CODI, Intelligent Interface, WAPSTR, ChyTV, ChyAlert, Duet, iNFiNiT!, MAX!>, MAXINE!, Transform and Perfection of Image. We also have rights in trademarks and service marks that are not federally registered. We do not have registered copyrights on any of our intellectual property.

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

Employees

As of December 31, 2008, we employed 115 persons worldwide. None of these employees are represented by a labor union.

Go Green Initiative

We recognize our responsibility to preserve the environment, reduce dependency on fossil fuel, promote energy-saving among our employees and cut the cost of our operations. To work towards achieving these goals, we continue to implement our Go Green initiative. We encourage employees to think before they print, turn off lights and equipment that are not in use, carpool and use mass transit for their commutes, and to make use of phone conferences and WebEx to cut travel where appropriate. In a paper- and resource-saving measure, this Annual Report and future financial reports will be distributed via a web link. Hard copies will be made available only by request.

To comply with the Restriction of Hazardous Substances (RoHS) directive implemented by the European Union (EU) in 2006, we re-sourced and upgraded our systems and components where necessary. While this directive applies only to the EU, and a similar mandate is in place in California, our RoHS-compliant systems are distributed world-wide, having a positive impact beyond the restricted areas.

Proper waste disposal is crucial to the success of this program. We have distributed to our employees recyclable waste bins for paper, cans and bottles, implemented procedures for recycling waste such as toner cartridges, lamps and ballasts, old DVDs, CDs and floppy disks, and e-waste such as cell phones, batteries, computers, monitors and electronic components.

Employees are asked to take an active part in developing Go Green by submitting ideas and suggestions. We are committed to this initiative and expect to continue to expand the program.

About the Company

Chyron Corporation was incorporated under the laws of the State of New York on April 8, 1966, under the name The Computer Exchange, Inc., which was changed to the present name on November 28, 1975. Our principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and our telephone number is (631) 845-2000.

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any documents filed by us at the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public

Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC's website at http://www.sec.gov.

We maintain Internet sites at www.chyron.com, www.chytv.com and www.axisgraphics.tv. We make available, free of charge, through the "Corporate" section of our www.chyron.com website, our SEC filings as soon as reasonably practicable after electronically filing these reports with the SEC. Our websites and the information contained on them or connected to them shall not be deemed to be incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

A wide range of factors could affect our business and financial results. We consider the factors described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive or other factors that could have material adverse effects on our future results. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors contains "forward-looking statements," as we discuss under the heading "Special Note Regarding Forward-Looking Statements," and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

Current and future economic conditions may adversely affect our business and customers.

The United States and other countries where we operate are currently undergoing significant slowdowns and volatilities in their economies. This downturn could lead to lower spending for our products and services, particularly if our current or potential customers, including broadcast, production and post-production facilities, media outlets, government agencies, telecommunications and corporate customers, and educational, health, and religious institutions, reduce demand for our products and services.

The downturn may reduce demand for our customers' products and services from, for example, their advertisers, subscribers, licensees, or other customers, which could cause our customers to reduce their demand or delay payments for our products and services. The current unfavorable economic environment may also cause our customers to have difficulty obtaining capital at adequate or historical levels to finance their ongoing business and operations and may face insolvency, all of which could impair their ability to make timely payments and continue operations. Further, we may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. We are unable to predict the duration and severity of the weakened economic conditions and such conditions could adversely impact our businesses, operating results and financial condition.

Our revenues may fluctuate from period to period and therefore may fail to meet expectations, which could cause our stock price to decline.

Our revenues have fluctuated in the past and may do so in the future. For example, in the fourth quarter of 2008 we experienced a marked decline in our revenues from prior quarters due to what we believe to be our customers' determinations to delay and/or reduce capital expenditures. In addition, our revenues may not follow any past trends. Our financial results depend on many factors and may fail to meet our expectations for a number of reasons. A variety of factors could cause our revenues to fluctuate, including decreased capital spending by our customers, the financial health of our customers, changes in our product mix, the need for continual, rapid new product introductions, successful execution of our strategy to develop and market web-based content creation solutions, quality and market acceptance of new products and services, competitive pricing pressures, the cyclical nature of the broadcast industry and other markets in which our products and services are sold, and economic conditions affecting our customers and us. Any failure to meet expectations could cause our stock price to significantly fluctuate or decline.

If we fail to successfully develop, introduce and sell new products and services, we may be unable to compete effectively in the future.

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market new products and services, including graphics systems and software that continues to replace our legacy products and older graphics systems. Our success also depends on the ability to cement our position in new segments of the broadcast market with our graphics offerings, including workflow solutions and asset management, channel branding, Mobile Suite and AXIS online content creation software. To date, we have been selling our graphics systems/CG products, channel branding systems and clip servers in increasing quantities, due in part to the increasing implementation of HD by the broadcast facilities. However, we expect that demand for these products may decline as implementation of HD is completed by more and more broadcasters. In addition, to date, we have had modest sales of our new products, including our CAMIO Newsroom Integration and Asset Management products and AXIS Graphics solutions. We must continue to increase our sales of our products or our business will suffer. If any of the following occur, our business will be materially harmed:

  our broadcast customers do not continue to order our products at the same rate or in the same quantities following their transition to HD, or their budgets for such products are reduced or eliminated, we fail to generate sales of our AXIS Graphics solutions in sufficient amounts to offset any declines in sales of our traditional broadcast products, we fail to complete and introduce new product designs in a timely manner, we are unable to have these new products manufactured according to design specifications, our customers do not perceive value in our new offerings and demand deep discounts, we do not open the appropriate marketing/sales channels for our non-broadcast products, our sales channels do not create adequate demand for our products, or market demand for our new products and services does not develop as anticipated.

If we are unable to keep up with rapid change in our industry, our business may suffer.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions and enhancements by our customers, our customer's other vendors and our competitors. Due to technological advancements and changes in industry standards, our products may become obsolete or the prices at which we can sell them may decline. Future technological advances in the television and video industries may result in the availability of new products or services that could compete with our products or require us to reduce the price of our existing products or services. The availability of competing or less expensive products could cause our existing or potential customers to fulfill their needs more effectively and cost-efficiently with products other than ours.

For example, customers are, in many environments, using personal computers to edit graphics. This is a task that traditionally would have been completed on our lower-end standalone machines. We may not be successful in offering our AXIS online graphics creation product or in enhancing our other products or in developing, manufacturing or marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render our products or technologies uncompetitive, unmarketable or obsolete. Announcements of currently planned or other new product offerings by either our competitors or us may cause customers to defer or fail to purchase our existing products or services.

In addition, it is possible that errors or failures may be found in our products. Such errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our sales and our competitive position and could increase warranty claims. This could result in an increase in the inventory of our products. If we do not develop, on a timely basis, new products and enhancements to existing products, or correct errors should they arise, or if such new products or enhancements do not achieve market acceptance, then our business, financial condition and results of operations may suffer. Furthermore, the trend toward the use of software-based and web-based solutions may cause price erosion in our products, create opportunities for new competitors, allow existing competitors enhanced opportunities and limit the sale of our proprietary systems.

We expend substantial resources in developing and selling our products, and we may be unable to generate significant revenue as a result of these efforts.

To establish market acceptance of our products, we must dedicate significant resources to research and development, production, and sales and marketing. We experience a delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We record as expenses the costs related to the development of new products as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of sales of our existing products and our new product introductions in any period, and the level of acceptance gained by these products.

If we are not able to generate sales of our workflow and asset management solutions and Mobile Suite products as expected, then there will be a negative impact on revenue and earnings.

Our workflow and asset management solutions, Mobile Suite and other software products are relatively new offerings for new markets, both from the standpoint of our evolving product line and the industry as a whole. Accordingly, there will be continuing processes of maturation, in which some branches of development may lead to dead ends and require significant reconfiguration or cessation. In addition, as we move into producing enterprise workflow and asset management solutions to be installed in large facilities with complex requirements, we must ensure that the individual requirements of each customer implementing our solutions do not "invisibly" drain our resources in terms of time and manpower diverted to support. All of these factors could lead to fewer sales from our new products than anticipated, to a decline in existing sales and to an erosion of any profit realized by the sale of these products.

Our continuing development of AXIS and its integration into our existing product offerings may divert management and other resources from our other products and may not result in increased revenues or profits as quickly as expected, or at all.

Through our acquisition of the AXIS product line in January 2008, we entered into the field of online web-based graphics creation services. Providing such services through the AXIS product line represents a high risk departure from our traditional business model. The AXIS product line involves new technologies in the SaaS industry and in markets where we have only a developing track record of success. Our efforts to expand into this industry could have a disruptive effect on our other current operations. Furthermore, there can be no assurance that we will be able to effectuate this new, integrated business plan successfully, that revenue growth will occur once the plan is enacted, or at all, or that this new line of business will achieve profitability or sustain such profitability, if achieved.

Our results of operations could be adversely affected by impairments of goodwill or other long-lived assets and intangible assets.

As a result of our acquisition of AXIS Graphics, LLC, we have $3.1 million of goodwill and intangible assets on our balance sheet as of December 31, 2008. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a negative effect on our profitability.

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

If systems manufacturers move away from the use of industry standards that we support with our products and adopt alternative standards, we may be unable to design and develop new products that conform to these new standards. The expertise required is unique to each industry standard, and we would have to either hire individuals with the required expertise or acquire this expertise through a licensing arrangement or by other means. The demand for individuals with the necessary expertise to develop a product relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire this expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner or on commercially reasonable terms, if at all.

Since our systems are Windows-based, we are vulnerable to issues which arise, both anticipated and unanticipated, whenever a current version of Windows is updated or, a new version of Windows is released. Microsoft has announced the release of its next version of Windows, currently to be called Windows 7. When a Windows update is released, Lyric, other Chyron applications and/or the graphics systems of our customers may fail to function correctly or at all. Consequently, we incur expenditures conducting an investigation, and subsequently, devising a solution. This can be a time- and capital-consuming process. When a new version of Windows is released, we are forced, against our schedule, to rigorously test all of our software and systems using the new version, investigate malfunctions, and re-engineer our software where necessary. This financial and labor expenditure is required in order for us to have the ability to officially represent our software and systems as supporting a specific version of Windows. Our revenues and our market share will decline if we do not continue to develop and exploit the compatibility of our products with Windows.

Because we rely on the implementation of our software in Windows and other operating systems, we are exposed to the vagaries of individual systems or installations in which hardware and/or software may interfere with the operation of our software and systems, or be interfered with by our software and/or systems, and our systems may face exposure to computer viruses. For example, because our AXIS on-line graphics creation software is accessed via an Internet web browser, we are required to test the AXIS application on multiple browsers (e.g., Internet Explorer®, Safari®, Mozilla®, Firefox®) running on multiple operating systems (e.g., Microsoft® Windows®, Apple®, Tiger®, Apple Leopard®, etc.). We may spend a significant amount of time and resources ensuring that AXIS functions properly on these different systems and in making necessary revisions to AXIS to allow it to be compatible with new versions of these systems. Commissioning our systems in these situations can consume time and resources beyond original estimates, and consequently, reduce our profit margins. If we are unable to continue offering our products on the latest versions of these browsers and operating systems, we will not be able to generate sales of these products and our business, financial condition and results of operations will be harmed.

We may not successfully develop strategic relationships that may be important to our business.

We believe the formation of strategic relationships will be important to our broadcast, digital signage and online Software-as-a-Service ("SaaS") businesses. The inability to find strategic partners or the failure of any existing relationships to achieve meaningful positive results for us could harm our business. We will rely in part on strategic relationships to help us:

  maximize visibility and adoption of our products through distribution arrangements, enhance our brand,
  expand the range of commercial activities based on our technology, and increase the performance, functionality and utility of our products and services.

Many of these goals are beyond our traditional strengths. We anticipate that we may become more reliant on strategic partners to provide multimedia content and build the necessary infrastructure for media delivery. In addition, the efforts of our strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before we realize any benefit.

We operate in a highly competitive environment and industry and we may lack resources needed to capture increased market share.

We may not be able to compete successfully against our current or future competitors. The markets for digital and broadcast graphics products and services are competitive. These markets are characterized by constant technological change and evolving industry standards. The majority of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. In addition, certain vendors dominate certain product categories and market segments, on a region-by-region basis, in which we currently operate or may wish to operate in the future. As a result, our ability to compete and operate in these areas may be limited.

We believe that our ability to compete depends on factors both within and outside of our control, including the success and timing of new product developments and graphics offerings introduced by us and by our competitors, product performance and price, market presence and customer support. We may not be able to compete successfully with respect to these factors. Maintaining any advantage that we may have, now or in the future, over our competitors will require our continuing investments in research and development, competitive analyses, sales and marketing and customer service and support. In addition, as we enter new markets, we may encounter distribution channels, technical requirements and competitive factors that differ from those in the markets in which we currently operate. We may not be able to compete successfully in these new markets. Increased competition in any of our current markets could also result in price reductions, reduced margins or loss of market share, any of which could harm our business, financial condition and results of operations.

We may encounter periods of industry-wide, surface-mount components shortage, resulting in pricing pressure and a risk that we could be unable to fulfill our customers' requirements.

The semiconductor industry (from which surface-mount components are derived) has historically been characterized by wide fluctuations in the demand for, and supply of, its products, which feed the electronics, telecommunications and computer markets. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry-wide surface mount component shortage, which could result in severe pricing pressure. In a market with undersupply, we would have to compete with the larger customers of our vendors for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource a significant proportion of our products, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future, industry-wide shortage of surface-mount components or manufacturing capacity would materially harm our business.

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

During 2008, 31% of our sales were made through third-party dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives who will be able to sell and support our products effectively.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products.

Sales to customers located outside the United States accounted for 24% of our total sales in 2008 and 26% of our total sales in 2007. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

In 2008, we denominated sales of our products in foreign countries exclusively in U.S. dollars, British Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country will increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business would be materially harmed.

If we are not able to retain our current senior management team or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

  We depend on the members of our management team for our business success. The loss of any one member of our senior management team, including, in particular, Michael Wellesley-Wesley, our President and Chief Executive Officer, Jerry Kieliszak, our Senior Vice President and Chief Financial Officer, and Kevin Prince, our Senior Vice President and Chief Operating Officer, could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and commercialization of our products, and could hinder the operation of our business. We have an employment agreement with Mr. Wellesley-Wesley which extends through August 2010. The agreement may be terminated either by us or by Mr. Wellesley-Wesley with or without consent. Mr. Kieliszak and Mr. Prince are employed with us on an at-will basis pursuant to offer letters executed at the time they commenced employment with us. Mr. Kieliszak is party to a severance agreement with us, and Mr. Prince is covered by the Employees Severance Plan. Messrs. Wellesley-Wesley, Kieliszak and Prince are parties to change-in-control agreements with us. The terms of these agreements are detailed in the Executive Compensation section of our 2009 Proxy Statement on Schedule 14A. The loss of the services of these individuals may delay or prevent us from achieving our objectives.

In addition, we believe our future success will depend upon our ability to attract and retain engineers and other highly skilled personnel and sales people. Most of our employees are at-will and only a few are subject to employment contracts. Hiring qualified sales and technical personnel will be difficult due to the limited number of qualified professionals. Competition for these types of employees is high. We have in the past experienced difficulty in recruiting and retaining qualified sales and technical personnel necessary for the development of our business. Failure to attract and retain personnel, particularly sales and technical personnel, would materially harm our business.

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

Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products where available and we deem appropriate. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us.

Existing copyright, trademark, patent and trade secret laws afford only limited protection. Moreover, effective protection of copyrights, trade secrets, trademarks and other proprietary rights may be unavailable or limited in certain foreign countries and territories. Domestic and foreign laws, in combination with the steps we have taken to protect our proprietary rights, may not be adequate to prevent misappropriation of our technology or other proprietary rights. The steps we have taken regarding our proprietary technology may not be sufficient to deter misappropriation; for example, we have rights in trademarks, service marks and copyrights that are not registered. We also rely on trade secret protection for our technology, in part through confidentiality agreements with our employees, consultants and third parties; however, employees may breach these agreements, and we may not have adequate remedies for any breach. Also, the copyright, trademark, patent and trade secret laws we rely upon to protect our intellectual property do not preclude competitors from independently developing products with functionality or features similar or superior to our products and technologies, or designing around the patents we own or the technology we create.

In the systems and software industries, companies receive notices from time to time alleging infringement of patents, copyrights or other intellectual property rights of others. In the past we have been, and may from time to time continue to be, notified of claims that we may be infringing patents, copyrights or other intellectual property rights of third parties. Companies may pursue claims against us with respect to the alleged infringement of patents, copyrights or other intellectual property rights of third parties. In addition, litigation may be necessary to protect our intellectual property rights and trade secrets, to determine the validity of and scope of the proprietary rights of others or to defend against third-party claims of infringement. Any litigation could result in substantial costs and diversion of resources from the day-to-day operation of our business.

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

At December 31, 2008, we had cash and cash equivalents of $5.3 million and working capital of $10.3 million.

We have a credit facility from a U.S. bank that extends through June 18, 2009 that provides for a $1.5 million revolving line of credit with an advance rate of up to 80% of eligible accounts receivable. The credit facility also provides for a $1.25 million equipment term loan to finance eligible equipment purchases. We believe that cash on hand, net cash expected to be generated in the business, and the amount available under our line of credit, will be sufficient to meet our needs if we are able to achieve our planned results of operations. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products, respond to competitive pressures and satisfy our existing and any new obligations that may arise. If we fail to meet our financial covenants under our line of credit agreement, our bank could choose to not lend to us. Additional financing may not be available on terms favorable to us, or at all. Capital is critical to our business, and our ability to raise capital in the event that losses use our available cash would have a material adverse effect on our business.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our products that we would otherwise prefer to develop and market ourselves.

Volatility in the financial markets directly affects the value of our pension plan assets.

Because of the volatility and sharp declines in global financial markets, our defined benefit pension plan experienced a negative actual return on plan assets in 2008. Many factors may cause a negative return on plan assets in the future, including continued volatility in the global financial markets. A negative return on plan assets may require us to make additional contributions to the pension plan.

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders.

Our officers, directors and 5% or more stockholders, together control approximately 38.8% (as of February 28, 2009) of our issued and outstanding common stock. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our Company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have an effect on any potential change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2008, there were 3.0 million potentially dilutive shares that would be issuable if all outstanding common stock options were exercised, plus an additional 1.7 million shares available for grant under our stock incentive plan. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

Various provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws in New York corporate law may discourage, delay or prevent a change in control or takeover attempt of our Company by a third-party that is opposed to by our management and board of directors. Public stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of public stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

  authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares, issue shares of stock with voting, liquidation and other rights in preference to the rights of common stockholders and thwart a takeover attempt, limiting who may call special meetings of our stockholders, and establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

The price of our common stock may be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products introduced by us or our competitors, and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2007 through March 1, 2009, the price of our common stock has ranged between $0.80 and $6.50. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our executive offices and principal office is located in Melville, New York, pursuant to a lease that expires on June 30, 2009. In January 2009, we entered into an amendment that extends our lease until June 2019. This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. We believe that this facility is suitable for our existing operations and do not foresee the need for any significant expansion of our current facility.

ITEM 3.    LEGAL PROCEEDINGS

From time to time we are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of any such current matters will not have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the year ended December 31, 2008.

PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On October 3, 2007, our common stock was accepted for listing and began trading on the American Stock Exchange under the symbol "CGS." Prior to this listing the Company's common stock traded on the Over-the-Counter Bulletin Board. On September 3, 2008, our common stock commenced trading on The NASDAQ Global Market under the symbol "CHYR" and we voluntarily delisted from the American Stock Exchange.

The high and low sales prices for each full quarterly period for the two most recent fiscal years, after giving effect to a one-for-three reverse split on September 19, 2007, were as follows:

Price Range of Common Stock

	High	Low
Year ended December 31, 2008
Fourth quarter	$4.30	$1.25
Third quarter	6.50	3.70
Second quarter	6.25	5.00
First quarter	5.52	4.75

Year ended December 31, 2007
Fourth quarter	$5.74	$3.74
Third quarter	5.00	3.24
Second quarter	3.75	2.28
First quarter	3.90	2.34

On March 18, 2009, the closing price of our common stock as reported on The NASDAQ Global Market was $1.10.

Shareholders

As of February 27, 2009, there were approximately 4,700 shareholders of record of our common stock.

Dividends

We have not declared or paid any cash dividends since November 27, 1989. We currently plan to retain any future earnings, for use in the operation and expansion of our business and do not anticipate paying cash dividends on the common stock in the foreseeable future. In addition, under the credit agreement with our lender, we are not permitted to pay any dividends without the bank's consent.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph below compares the cumulative 5-year total return of holders of Chyron Corporation's common stock with the cumulative total returns of the Russell 2000 index, the Russell MicroCap index (of which Chyron is a member) and a customized peer group of two companies that includes: Avid Technologies Inc. and VIZ RT Limited AG, which are two of our key competitors. This year we have added the Russell MicroCap index, which is specifically designed to measure the stock price trends of the 1,000 smallest companies in the small-cap Russell 2000, because our Company became a member of that index in June 2008 and we believe it is a meaningful index against which to compare our stock price performance. The price of a share of common stock is based upon the closing price per share as reported on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The graph assumes that the value of the investment in the Company's common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2003 and tracks it through 12/31/2008. We did not declare or pay any dividends during the comparison period.

	12/03	12/04	12/05	12/06	12/07	12/08

Chyron Corporation	100.00	154.84	196.77	383.87	586.02	161.29
Russell 2000	100.00	118.33	123.72	146.44	144.15	95.44
Russell MicroCap	100.00	114.14	117.07	136.44	125.52	75.59
Peer Group	100.00	128.31	117.39	88.74	76.29	30.19

The stock price performance included in this graph is not necessarily indicative of future stock price performance

The performance graph shall not be deemed to be incorporated by reference by means of any general statement incorporating by reference this Form 10-K into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that we specifically incorporate such information by reference, and shall not otherwise be deemed filed under such acts.

ITEM 6.   SELECTED FINANCIAL DATA

The information called for by this Item is omitted this year in reliance upon Item 301(c) of Regulation S-K.

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

Overview

Chyron provides sophisticated graphics offerings that include Online, Chyron's AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application, as well as digital signage. As a pioneer of Graphics as a Service for digital video media, we aim to address the world of digital and broadcast graphics with Web, Mobile, HD, 3D and newsroom integration solutions.

Over the past few years we have made continued progress towards our goal of becoming a provider of digital graphics workflow solutions for broadcast, online and out of home applications. The worldwide shift from analog to digital television, as well as the adoption of high definition television, continue to be the primary drivers behind our growth. We believe that we will continue to benefit from these established trends because we offer systems and services that are designed to allow for easy content creation and to showcase high-quality digital graphics in a cost-effective way.

We expect that the global economy will continue to slow significantly in 2009, as it did in the later part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphic creation platform. We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth.

Results of Operations

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Sales. Revenues for the year ended December 31, 2008 were $34.3 million, an increase of $2.0 million, or 6%, from the $32.3 million reported for the year ended December 31, 2007. Revenues derived from U.S. customers were $26.0 million in 2008 as compared to $23.8 million in 2007. Revenues derived from international customers were $8.3 million in 2008 and $8.5 million in 2007. The increase in total revenues was primarily due to strong demand during the first nine months of 2008 for our broadcast graphics and channel branding systems and services. This demand was driven in large part by the worldwide transition from analog to digital television and the increasingly widespread adoption of HDTV. The changes in newsroom workflows inherent in the shift to digital television and our customers' drive for increased production efficiencies resulted in increased spending in the area of graphics and video asset management infrastructure. Also impacting this increase were customer orders for products to address their broadcast requirements for the summer Olympics in Beijing in August 2008. There can be no assurance that revenues from our broadcast graphics and channel branding systems and services will continue to increase at historical rates. In the fourth quarter of 2008, we experienced a marked decline in our revenues due, we believe, to global economic conditions. We expect the global economy will continue to slow significantly in 2009, as it did in the later part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphic creation platform.

Gross Profit. Gross profit margins for the year ended December 31, 2008 and 2007, were 70% and 68%, respectively. Gross profit margins have improved principally because of an overall improved sales mix and because of lower material costs. As the economy slows, we may experience increased pressure on gross profit margins due to increased discounting against our list prices. If a future recovery brings with it growing inflation, we may have to pay higher costs for our materials.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $16.4 million in 2008 as compared to $14.4 million in 2007, an increase of 14%. This increase of $2.0 million is attributable to $0.8 million in increased staffing and related costs for sales and marketing associated with our acquisition of AXIS in January 2008, $0.4 million in increased share-based compensation expense, $0.5 million in increased consulting and other services related to strategy, network infrastructure and Sarbanes-Oxley compliance, $0.2 million in employee fringe benefits, $0.4 million for increased staffing related to graphics creative services and $0.4 million in marketing support. The increases were offset by approximately $1.0 million in reduced compensation for bonuses and incentives that were tied to performance targets that were not met. Also, in 2007 we realized a gain of $0.3 million from the proceeds of a note that was not present in 2008 results.

Research and Development Expenses. Research and development ("R&D") costs increased $1.3 million, or 26%, in 2008 to $6.3 million as compared to $5.0 million in 2007. The primary factor contributing to the increase in R&D is our investment, primarily in the form of personnel and related costs, in the development of new products for HDTV, mobile content, channel branding, our integration of our AXIS graphics solution into our other products and the effort associated with the development of new online products.

Interest income and expense. Interest expense approximated $98 thousand in 2008 and $31 thousand in 2007. In 2008, the major component of interest expense relates to the cost associated with the notes payable for the purchase of AXIS, whereas the 2007 interest cost is associated with our credit agreement with our bank. Interest income in each period is attributable to interest earned on available cash balances that are invested in overnight repurchase agreements, and in 2008 the available balances to be invested and interest rates were lower than in 2007.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	2008	2007
Foreign exchange transaction (loss) gain	$(42)	$ 92
Subrental income	47	60
Other	5	10
	$ 10	$162

Income tax benefit. In 2008, the Company reversed $17.4 million of the valuation allowance related to its deferred tax assets since management determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income. The Company had previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured. In accordance with SFAS 123(R) the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at December 31, 2008 was approximately $0.5 million, and if the Company is able to utilize this benefit in the future it would likely result in a credit to additional paid in capital. The reversal of the $17.4 million valuation allowance for deferred tax assets had the effect of a one-time, non-recurring benefit on the Company's net income for the year ended December 31, 2008. The income tax benefit is a non-cash item in 2008. It is expected that the future realization of the related deferred tax assets will result in the Company not having to pay income tax that it otherwise would have had to pay as they are realized.

The Company has elected not to report its results of operations for the fiscal year ended December 31, 2006, or to include a discussion of its results of operations for such period compared to 2007, in reliance upon Item 303(d) of Regulation S-K. Investors are urged to read the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 for this information.

Liquidity and Capital Resources

Sources of Funds

The Company finances its business primarily with cash generated from operations. At December 31, 2008, we had cash on hand of $5.3 million and working capital of $10.3 million. During 2008, net cash of $1.8 million was provided by operations, primarily driven by the net income, adjusted for non-cash charges. Also impacting cash from operations was a decrease in accounts receivable due to lower sales levels in the fourth quarter of 2008.

The Company has a credit facility with a U.S. bank which extends through June 18, 2009, to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At December 31, 2008, available borrowings were approximately $1 million based on this formula. The credit facility also provides for a $1.25 million equipment term loan to finance eligible equipment purchases. The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million, adjusted by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility. In 2009 we intend to seek renewal of our credit facility, and may use the equipment term loan line to finance capital equipment purchases primarily to grow our AXIS service infrastructure.

Uses of Funds

During 2008, the Company used operating cash as a result of the reduction in accounts payable that had increased at the end of 2007 because of purchasing late in the year to replenish inventory levels and an increase in 2007 accrued expenses relating to employee benefits. In addition, the Company used $2.1 million to finance the acquisition of AXIS and related transaction costs. The Company also purchased approximately $0.9 million of equipment primarily to support its efforts to grow AXIS revenues.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The Company's contractual obligations as of December 31, 2008, were as follows (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Pension obligations	$ 1,910		$1,910
Purchase commitments for inventory	4,083	$3,668	415
Capital lease obligations	54	35	19
Operating lease obligations(1)	6,816	515	1,169	$1,248	$3,884
Total	$12,863	$4,218	$3,513	$1,248	$3,884

(1) Includes an amendment, signed in January 2009, that extends the operating lease for our Melville, NY facility through June 2019.

We contributed $1.2 million to our pension plan during 2008. We anticipate that no contribution will be required in 2009 in order to comply with ERISA, however, we may choose to make a discretionary contribution.

Liquidity

We expect that the global economy will continue to slow significantly in 2009, as it did in the later part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphic creation platform. We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. However, our future growth and success will depend to a significant degree on our ability to generate sales of our newer, non-broadcast products in our existing and in new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

The long-term success of the Company will be dependent on maintaining profitable operating results and the ability to raise additional capital on acceptable terms should such additional capital be required. In the event the Company is unable to achieve expected goals of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, will be sufficient to meet our cash needs for at least the next 12 months if we are able to achieve our planned results of operations and retain availability of credit under our lending agreement.

If these sources of funds are not sufficient, we may need to reduce, delay or terminate our existing products and planned products. We may also need to raise additional funds through one or more capital financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all.  If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate development activities for one or more of our products; or delay, limit, reduce or terminate our sales and marketing capabilities or other activities that may be necessary to commercialize one or more of our products.

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

Industry Transition to Digital Standards

Conversion from an analog to a digital signal transmission standard in the U.S., and similar standards internationally, will produce an opportunity to appropriately positioned companies involved in the broadcast industry and related business; however, this change has caused uncertainty, hesitation and indecision for some broadcasters and other customers in their decisions on capital spending and in the U.S. the conversion is federally mandated to be completed by mid-June 2009. The method and timing of broadcasters' conversion to digital television is very important to our future operating results. The Federal mandate is to switch to digital transmission. It does not require broadcasting in hi-definition. However, as a result of the change to digital signal transmission, many broadcasters have started broadcasting in hi-definition as opposed to standard definition. This conversion has been partly responsible for growth in revenues in the past and we expect customer demand for our HD products as they convert from standard definition broadcasting to continue to help in our revenue growth for some time in the future, although it is difficult to project that period of time.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 of our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

Our Common Stock in 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make discretionary matching contributions. During 2007 and through September 15, 2008, the discretionary matching contribution was 1/5th of the first 10% of qualifying compensation that a participant contributed to his or her 401(k) account. Effective September 15, 2008, the discretionary matching contribution was raised to 2/3rds of the first 6% of qualifying compensation. The Company has the option of making the matching contribution in cash or through the issuance of Company stock. Beginning in 2009, the Company match will be made in the form of newly issued Chyron common stock, although we reserve the right to switch back to cash matching contributions. The cost associated with the Company's matching contribution was $0.15 million in 2008. A participant in the plan has 16 investment choices. One of these is our common stock, which participants may freely trade during non-restricted trading periods as defined in the Company insider-trading policy.

Transactions with Related Parties

During 2008, we paid a member of our Board of Directors approximately $0.1 million for consulting services, including but not limited to, the development of new multi-media products and services arising from our acquisition of AXIS Graphics and the introduction and presentation of AXIS products and services to TV station groups, TV networks, newspaper, radio and online groups.

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

In connection with our on-line web-based solutions, all set-up or other up-front fees are recognized ratably as additional services revenue over the expected customer relationship period.

Approximately 31% and 26% of 2008 and 2007 consolidated revenues, respectively, were made to third-party dealers and system integrators (collectively, "dealers"). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Allowances for Doubtful Accounts, Inventory and Warranties

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

Self Insurance

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

Income Taxes

We evaluate whether a valuation allowance related to our deferred tax assets is required each reporting period. A valuation allowance is established if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred income tax asset will not be realized. During 2008, we reversed substantially all of the remaining valuation allowance of $17.4 million related to our deferred tax assets, since we determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence, including our past operating results and our forecast of future taxable income.

Goodwill

We assess the possible impairment of goodwill at least annually, on October 1, at the reporting unit level. We have determined that the reporting unit is the single operating segment disclosed in our current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest. Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.

Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. For example, if average stock prices dropped $0.25, using a consistent control premium of 35%, we would have had to do further analysis to determine if goodwill was impaired. There was no impairment of goodwill in 2008.

Retirement-Related Benefits

Pension expense for the defined benefit pension plan and the determination of future pension obligations are determined based upon a number of actuarial assumptions. The assumptions are based on historical rates of inflation and investment performance, target asset allocations and projected rates of compensation increase. These assumptions are reviewed annually by the Company with input from our actuaries and investment advisors. In the event that actual results differ from the actuarial assumptions, or the fair value of the underlying assets change, the funded status of the defined benefit plan may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.

Share-Based Compensation

We account for share-based compensation cost in accordance with Statement of Financial Accounting Standards (FAS) No. 123(R), "Share-Based Payment." As a result, we measure stock-based compensation at the grant date, based on the estimated fair value of the award. We estimate the fair value of stock options using the Black-Scholes valuation model which requires us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields. Although we believe our judgments, estimates and/or assumptions related to stock-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could affect our financial results.

Special Note Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions.  This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report, and they may also be made a part of this Annual Report by reference to other documents filed with the SEC, which is known as "incorporation by reference."  Such  statements in connection with any discussion of future financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters are identified by use of words such as "may," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning.  Such statements are based on management's expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements.

These risks include, but are not limited to, the downturn in the global economy and resulting decrease in capital spending by our customers, product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television and high definition television, our ability to integrate AXIS online graphics creation solution into our product offerings and to generate profits from AXIS, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implementing DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain of our products to be obsolete, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, ability to maintain adequate levels of working capital, our ability to successfully maintain the level of operating costs, and expansion into new markets, and other factors.  Please also see the discussion under "Risk Factors" in Part I, Item 1A appearing elsewhere in this Annual Report on Form 10-K for more details regarding these and other risks.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Annual Report or in any document incorporated by reference might not occur.  Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this report or the date of the document incorporated by reference in this Annual Report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is omitted this year in reliance upon Item 305(e) of Regulation S-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements:	Page

Report of BDO Seidman, LLP, Independent Registered Public
Accounting Firm	48

Consolidated Balance Sheets at December 31, 2008 and 2007	49

Consolidated Statements of Income for the Years Ended December 31, 2008
and 2007	50

Consolidated Statements of Cash Flows for the Years Ended December 31, 2008
and 2007	51

Consolidated Statements of Shareholders' Equity for the Years
Ended December 31, 2008 and 2007	52

Notes to the Consolidated Financial Statements	53

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders

Chyron Corporation

Melville, New York

We have audited the accompanying consolidated balance sheets of Chyron Corporation as of December 31, 2008 and 2007 and the related consolidated statements of income, stockholders' equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chyron Corporation at December 31, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP

Melville, New York

March 23, 2009

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	December 31,
Assets	2008	2007
Current assets:
Cash and cash equivalents	$ 5,322	$ 6,290
Accounts receivable, net	3,199	5,909
Inventories, net	2,853	2,796
Deferred taxes	2,669	686
Prepaid expenses and other current assets	923	441
Total current assets	14,966	16,122

Property and equipment, net	1,354	1,239
Intangible assets, net	1,020	-
Goodwill	2,066	-
Deferred taxes	17,001	1,941
Other assets	6	175
TOTAL ASSETS	$36,413	$19,477

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 2,575	$ 5,514
Deferred revenue	2,089	1,927
Pension liability	-	197
Capital lease obligations	35	37
Total current liabilities	4,699	7,675

Pension liability	1,910	1,121
Deferred revenue	396	434
Other liabilities	74	111
Total liabilities	7,079	9,341

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,663,675 and 15,309,456
at December 31, 2008 and 2007, respectively	157	153
Additional paid-in capital	78,316	75,935
Accumulated deficit	(48,344)	(66,159)
Accumulated other comprehensive income (loss)	(795)	207
Total shareholders' equity	29,334	10,136
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,413	$19,477

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share amounts)
	Year Ended December 31,
	2008	2007

Net sales	$34,337	$32,327
Cost of sales	10,349	10,296
Gross profit	23,988	22,031

Operating expenses:
Selling, general and administrative	16,437	14,436
Research and development	6,307	4,972

Total operating expenses	22,744	19,408

Operating income	1,244	2,623

Interest expense	(98)	(31)
Interest income	52	137
Other income, net	10	162

Income before income taxes	1,208	2,891
Income tax benefit, net	16,607	824

Net income	$17,815	$ 3,715

Net income per share:
Basic	$ 1.14	$ 0.24
Diluted	$ 1.08	$ 0.23

Weighted average shares used in computing net income
per share:
Basic	15,590	15,240
Diluted	16,517	16,099

See Notes to Consolidated Financial Statements

CHYRON CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$17,815	$ 3,715
Adjustments to reconcile net income to net cash
provided by operating activities, net of acquisition:
Depreciation and amortization	973	540
Deferred tax asset allowance reversal	(17,454)	(2,008)
Deferred income tax expense	781	1,099
Shared-based compensation expense	1,134	485
Inventory provisions	234	290
Other	(28)	26
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	2,710	(1,779)
Inventories	(291)	(128)
Prepaid expenses and other assets	(496)	(283)
Accounts payable and accrued expenses	(2,911)	2,696
Deferred revenue	124	430
Pension liability	(772)	(460)
Net cash provided by operating activities	1,819	4,623

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of AXIS Graphics	(2,079)	-
Acquisition of property and equipment	(894)	(784)
Net cash used in investing activities	(2,973)	(784)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net proceeds from stock options and payment of fractional shares	224	122
Payments on capital lease obligations	(38)	(33)
Net cash provided by financing activities	186	89

Change in cash and cash equivalents	(968)	3,928
Cash and cash equivalents at beginning of year	6,290	2,362
Cash and cash equivalents at end of year	$ 5,322	$ 6,290

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 58	$ 15
Taxes paid	126	47
Assets acquired under capital lease	-	11
Restricted stock issued for acquisition	1,027	-

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)
					Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares(1)	Amount(1)	Capital(1)	(Deficit)	Income (loss)	Total
Balance at January 1, 2007	15,216	$ 152	$75,329	$(69,874)	$ (138)	$ 5,469

Net income				3,715		3,715

Deferred pension gain					336	336

Cumulative translation adjustment					9	9

Total comprehensive income						4,060

Non cash compensation related to
stock options			485			485

Shares issued upon exercise of
stock options	93	1	135			136

Payment of stock split fractional shares			(14)			(14)

Balance at December 31, 2007	15,309	153	75,935	(66,159)	207	10,136

Net income				17,815		17,815

Deferred pension loss, net of tax					(965)	(965)

Cumulative translation adjustment					(37)	(37)

Total comprehensive income						16,813

Non cash compensation related to stock
options			1,134			1,134

Shares issued upon exercise of stock
options	159	2	222			224

Restricted stock issued for acquisition	195	2	1,025			1,027

Balance at December 31, 2008	15,663	$ 157	$78,316	$(48,344)	$ (795)	$29,334

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

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, stock compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Actual results could differ from those estimates.

Reverse Stock Split

On October 3, 2007, our common stock was accepted for listing and began trading on the American Stock Exchange under the symbol CGS. Prior to this listing the Company's common stock traded on the Over-the-Counter Bulletin Board. On September 3, 2008, our common stock commenced trading on the NASDAQ Global Market under the symbol "CHYR" and we voluntarily delisted from the American Stock Exchange.

Following our one-for-three reverse stock split on September 19, 2007, the par value of the common stock remained at $0.01 per share and the aggregate number of authorized shares remained at 150,000,000. As a result, the common stock in our Consolidated Balance Sheet was reduced by approximately $0.3 million, with a corresponding increase in the additional paid-in capital. Common stock and paid in capital accounts and all share data and earnings per share data have been retroactively adjusted for all periods presented to reflect the one-for-three reverse stock split.

Cash and Cash Equivalents

Cash includes cash on deposit, overnight repurchase agreements, and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. Cash and cash equivalents include $5.0 million and $5.3 million of investments in overnight repurchase agreements at December 31, 2008 and 2007, respectively. Repurchase agreements are collateralized by U.S. Treasury and federal agency securities with a fair value of 102% of the securities sold. The Company maintains accounts with financial institutions which at times, exceed federally insured limits. This credit risk is divided among five financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value.

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

Long-Lived Assets and Intangible Assets

Under SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values.

Goodwill

Under SFAS No. 142, "Goodwill and Other Intangible Assets," goodwill is not amortized, but is tested at least annually, on October 1, for impairment at the reporting unit level. The reporting unit is the single operating segment presented in these financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2008.

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

In connection with our on-line web-based solutions, all set-up or other up-front fees are recognized ratably as additional services revenue over the estimated customer relationship period.

Approximately 31% and 26% of 2008 and 2007 consolidated revenues, respectively, were made to third-party dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as a component of cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $0.16 million in 2008 and $0.25 million in 2007.

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

As permitted by FIN 48, the Company also adopted an accounting policy to prospectively classify accrued interest and penalties related to any unrecognized tax benefits in its income tax provision. As of the date of adoption of FIN 48, we did not have any accrued interest or penalties associated with any unrecognized tax benefits, nor was any interest expense recognized during the respective quarters.

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

Foreign Currencies

Assets and liabilities of our foreign subsidiaries, which are of immaterial amounts, are translated into U.S. dollars at the period end rate of exchange, while revenues and expenses are translated at the average exchange rate during the period. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2008 and 2007 were a loss of $0.04 million and a gain of $0.09 million, respectively.

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

	Year Ended December 31,
	2008	2007
Basic weighted average shares outstanding	15,590	15,240
Effect of dilutive stock options	927	859
Diluted weighted average shares outstanding	16,517	16,099

Weighted average shares which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive
Stock options	423	257

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

Retirement-Related Benefits

We account for our defined benefit pension plan using appropriate actuarial methods and assumptions, in accordance with SFAS No. 87, "Employers' Accounting for Pensions," as amended by SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106, and 132(R)." SFAS No. 158 requires that previously unrecognized actuarial gains or losses, prior service costs or credits and transition obligations or assets be recognized generally through adjustments to accumulated other comprehensive income and credits to prepaid benefit cost or accrued benefit liability. As a result of these adjustments, the current funded status of our defined benefit pension plan is reflected in the Company's consolidated balance sheet as of December 31, 2008 and 2007.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, which establishes a single definition of fair value, a framework for measuring fair value under U.S. GAAP and requires expanded disclosures about fair value measurements. We partially adopted the provisions of SFAS 157 effective January 1, 2008, which did not have a material impact on our consolidated financial statements. The effective date for SFAS 157 as it relates to fair value measurements for non-financial assets and liabilities that are not measured at fair value on a recurring bases has been deferred to fiscal years beginning after December 15, 2008 in accordance with FASB Staff Position (FSP), SFAS 157-2, "Effective Date of FASB Statement No. 157." We plan to adopt the deferred portion of SFAS 157 on January 1, 2009. We do not currently expect the adoption of the deferred portion of SFAS 157 to have a material impact on our results of operations and financial condition.

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

In December 2007, the FASB issued SFAS 160, "Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests (NCI) and classified as a component of equity. This new consolidation method will significantly change the accounting for transactions with minority interest holders. SFAS 160 is effective for fiscal years beginning after December 15, 2008. As of December 31, 2008, we did not have any minority interests.

In March 2008, the FASB issued SFAS No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (SFAS No. 161). SFAS No. 161 requires companies with derivative instruments to disclose information that would enable financial statement users to understand how and why a company uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133) and how derivative instruments and related hedged items affect a company's financial position, financial performance and cash flows. The new requirements apply to derivative instruments and non-derivative instruments that are designated and qualify as hedging instruments and related hedged items accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. We do not expect that the adoption will have an impact on our consolidated financial statements.

2. ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.48 million at December 31, 2008 and 2007. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2008 and 2007, receivables included approximately $1.2 million and $2.1 million, respectively, due from foreign customers.

Bad debt expense amounted to zero in 2008 and 2007. We record an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible and an additional allowance based on historical experience and management's assessment of the general financial conditions affecting our customer base. We also evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or credit insurance) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

3. INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2008	2007
Finished goods	$ 410	$ 537
Work-in-progress	323	348
Raw material	2,120	1,911
	$2,853	$2,796

Inventories are stated net of reserves of approximately $5.1 million at December 31, 2008 and 2007.

4. ACQUISITION OF AXIS

On January 14, 2008, Chyron entered into an Asset Purchase Agreement (the "Purchase Agreement") with AXIS Graphics, LLC, a Delaware limited liability company ("AXIS") and Pyburn Films, Inc., a New York corporation ("PFI"), whereby Chyron purchased substantially all of the assets and certain liabilities of AXIS. The purchase price was $3.068 million consisting of (i) $1.041 million in cash payable at closing; (ii) 195,313 shares of restricted common stock of Chyron, valued at the closing price of $5.26 per share on the American Stock Exchange on the closing date ($1.027 million); and (iii) an unsecured, subordinated promissory note due December 31, 2008, in the principal amount of $1.0 million (recorded at a discounted value of $0.969 million to account for the below market interest rate associated with the note), bearing a 5% per annum interest rate with interest payable quarterly. Expenses totaling $0.212 million and a debt discount of $0.031 million were also included for an aggregate purchase price of $3.249 million.

AXIS Graphics results of operations have been included in our consolidated statement of income since the acquisition date. As of December 31, 2008, the promissory note of $1.0 million was paid in full and approximately $80 thousand of interest expense, which includes the amortization of $0.031 million of imputed interest, was charged to our 2008 operating results.

The acquisition of AXIS has been accounted for in accordance with SFAS 141. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. All amounts will be deductible for federal tax purposes. Following is a summary of the purchase price allocation (in thousands):

Fixed assets	$ 41
Intangible assets	1,142
Goodwill	2,066
$3,249

We believe that the goodwill resulting from the acquisition reflects the unique, proprietary web-based solution that will pioneer online graphics production and expands our reach to include non-broadcast clients like newspapers, radio stations, mobile phones and anyone producing content for the Internet.

The components and estimated useful lives of intangible assets acquired as of December 31, 2008 are as stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 19	$ 285	15 years
Proprietary technology	620	62	558	10 years
Non-compete agreement	25	8	17	3 years
Customer relationships	170	29	141	10 years
Domain name and related website	23	4	19	15 years
	$1,142	$ 122	$1,020

Amortization expense related to intangible assets for the year ended December 31, 2008 was $122 thousand. Annual amortization expense for intangible assets over the next five years is summarized as follows:

Year Ending December 31,
2009	$134
2010	122
2011	105
2012	99
2013	95
Thereafter	465

Following are the unaudited proforma results of operations for the year ended December 31, 2008 and 2007, as if the Company had acquired AXIS on January 1, 2007. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations.

	2008	2007
Net sales	$34,371	$32,716
Net income	17,813	3,357
Net income per share:
Basic	$ 1.14	$ 0.22
Diluted	1.08	0.21

Per the terms of a Consulting Agreement between the Company and PFI, Randy Pyburn was granted non-qualified stock options to purchase 500,000 shares of the Company's common stock, at an exercise price of $5.26 per share, representing the closing market price on the grant date. The stock options have a term of five years commencing on the date of grant and are subject to the terms and conditions of Chyron's 1999 Stock Option Plan. The stock options vest in four tranches, with the first tranche of 150,000 vesting on December 31, 2008 and each of the remaining tranches of 150,000, 100,000 and 100,000 vesting on December 31, 2009 depending on whether the AXIS product revenues in those years exceed designated target revenue levels set for each tranche in the respective years. In the event that AXIS product revenues for any individual tranche do not meet that tranche's revenue thresholds, the stock options related to that tranche shall automatically expire. In the event that PFI terminates the Consulting Agreement for any reason other than cause, or Chyron terminates the Consulting Agreement for cause, prior to January 14, 2010, the unexercised portion of any unvested stock options will be forfeited. The first tranche of 150,000 options scheduled to vest on December 31, 2008 were cancelled as the target revenue level was not met. In accordance with EITF 96-18, these options will be re-measured at each balance sheet date until they are fully vested.

5. PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2008	2007
Machinery and equipment	$2,875	$2,068
Furniture and fixtures	1,108	991
Leasehold improvements	108	99
	4,091	3,158
Less: Accumulated depreciation
and amortization	2,737	1,919
	$1,354	$1,239

Depreciation expense, which includes amortization of assets under capital lease, was $0.8 million and $0.5 million in 2008 and 2007, respectively.

The value of equipment recorded under capital leases was approximately $0.15 million at December 31, 2008 and 2007.

6. ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2008	2007
Accounts payable	$1,363	$3,082
Accrued salaries, bonuses and vacation pay	711	1,914
Accrued warranty (Note 12)	50	50
Other	451	468
	$2,575	$5,514

Included in other accrued expenses at December 31, 2008 and 2007 is $0.2 million related to the Company's estimate of incurred, but not reported, healthcare claims.

Included in the fourth quarter results of operations is a benefit of approximately $0.3 million relating to bonuses that were accrued in the first nine months of 2008, but were reversed in the fourth quarter when it was determined that financial targets for the year would not be achieved. At December 31, 2008, no amounts were accrued for management bonuses.

7. CREDIT FACILITY

On June 19, 2008, the Company and its lender entered into a credit facility that expires June 18, 2009 and provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. At December 31, 2008 available borrowings were approximately $1 million based on this formula. The revolver matures one year from inception and bears interest at Prime +1.5%, with a floor of 6.5%. The credit facility also provides for a $1.25 million equipment term loan to finance eligible equipment purchases. The term loan bears interest at Prime +2%, with a floor of 7.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances on the term loan will be repaid in thirty-six equal monthly installments of principal plus interest. The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank.

The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million, adjusted by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

At December 31, 2008, there were no amounts outstanding under this credit facility.

8. LONG-TERM INCENTIVE PLAN

In 2008, the Company adopted the 2008 Long-term incentive Plan (the "Plan"). The Plan provides for the grant of stock options (non-qualified or incentive), stock appreciation rights, restricted stock and other stock-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the compensation committee of the board of directors, which approves the timing and circumstances under which stock-based awards may be granted. The exercise price of options granted to employees is at the closing market price on the grant date, and generally vest 1/3 at the end of each year and have a term of ten years. At December 31, 2008, there were 1.7 million shares available to be granted under the Plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted during the years ended December 31, 2008 and 2007, were estimated based on the following weighted average assumptions:

	2008	2007
Expected volatility	101.4%	96.6%
Risk-free interest rate	2.47%	4.29%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	4.0
Estimated fair value per option granted	$2.53	$2.25

Stock option activity under the Plan, is as follows:

			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contracted	intrinsic
	options	price	term (years)	value
Options at January 1, 2007	2,054,998	$2.37
Options granted	355,012	3.28
Options exercised	(95,703)	1.43
Options forfeited and cancelled	(70,116)	2.64
Outstanding at December 31, 2007	2,244,191	2.54
Options granted	1,219,676	4.96
Options exercised	(158,906)	1.40
Options forfeited and cancelled	(298,235)	5.59
Options outstanding at December 31, 2008	3,006,726	3.28	6.42	$(5,348,176)
Options exercisable at December 31, 2008	1,703,842	2.37	5.44	$(1,474,247)

The aggregate intrinsic value of options exercised during the year ended December 31, 2008 and 2007 was approximately $692,000 and $289,000, respectively. New shares were issued for all options exercised during the years ended December 31, 2008 and 2007.

The impact on our results of operations of recording share-based compensation expense for the years ended December 31, 2008 and 2007 is as follows:

	2008	2007
Cost of sales	$ 124,406	$ 67,946
Research and development	358,638	150,452
Selling, general and administrative	650,915	266,931
	$1,133,959	$485,329

As of December 31, 2008, there was approximately $2.1 million of total unrecognized share-based compensation expense related to options granted under our plans that will be recognized over the next two years.

A summary of our non-vested options as of December 31, 2008 and changes during the year 2008 is presented below:

		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2008	554,108	$2.26
Granted	1,219,676	4.15
Vested	(290,853)	2.53
Forfeited and cancelled	(180,047)	4.18
Nonvested at December 31, 2008	1,302,884	3.64

9. OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign	Pension	Accumulated
	Currency	Benefit	Other
	Translation	Costs, net	Comprehensive
	Adjustments	of tax	Income (Loss)
January 1, 2007	$ 5	$ (143)	$ (138)
Change for period	9	336	345
December 31, 2007	14	193	207
Change for period	(37)	(965)	(1,002)
December 31, 2008	$(23)	$ (772)	$ (795)

10. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Net operating loss carryforwards	$16,648	$16,288
Inventory	2,185	2,104
Other liabilities	845	875
Fixed assets and capitalized software	345	553
Other temporary differences	233	524
Capital loss carryforwards	-	4,991
	20,256	25,335

Deferred tax valuation allowance	586	22,708
	$19,670	$ 2,627

SFAS 109 requires us to periodically assess whether it is more likely or not that we will generate sufficient taxable income to realize our deferred income tax assets. Accordingly, the Company had previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured. In the second quarter of 2008, we determined that it was more likely than not that our capital loss carryforwards would expire unrealized at the end of 2008 and accordingly wrote-off the related deferred tax asset and asset valuation allowance of approximately $5 million related to these capital loss carryforwards.

During 2008, the Company reversed substantially all of the remaining valuation allowance of $17.4 million, of which $0.6 million occurred in the fourth quarter, related to its deferred tax assets since management determined that it is more likely than not these assets will be realized. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income. The amount of the additional adjustment in the fourth quarter of 2008 of $0.6 million related to the deferred state tax benefit associated with temporary differences and state tax loss carryforwards that were determined to be realizable. This additional amount should have been recorded in the third quarter of 2008 with the reversal of the Company's valuation allowance and has been corrected in the fourth quarter. This adjustment was not material to the results of operations or financial position in the third quarter from either a quantitative or qualitative basis. The income tax benefit is a non-cash item in 2008. It is expected that the future realization of the related deferred tax assets will result in the Company not having to pay income tax that it otherwise would have had to pay. The reversal of the $17.4 million valuation allowance for deferred tax assets had the effect of a one-time, non-recurring benefit on the Company's net income for the year ended December 31, 2008.

In accordance with SFAS 123(R) the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at December 31, 2008 was approximately $0.5 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

Our income tax benefit (provision) for the year ended December 31, 2008 and 2007, consisted of the following (in thousands):

	2008	2007
Current:
State and foreign	$ (51)	$ (35)
Federal	(15)	(50)
	(66)	(85)
Deferred:
Federal	(781)	(1,099)
	(847)	(1,184)
Reversal of valuation allowance	17,454	2,008
Income tax benefit, net	$16,607	$ 824

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2008		2007
	Amount	%	Amount	%
Federal income tax at
statutory rate	$ 411	34.0	$ 983	34.0
Permanent differences	422	34.9	166	5.7
International taxes and rate
differentials	14	1.1	35	1.2
Effect of valuation allowance of
deferred tax assets	(17,454)	(1,446.1)	(2,008)	(69.4)
	$(16,607)	(1,376.1)	$ (824)	(28.5)

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

At December 31, 2008, we had U.S. Federal net operating loss carryforwards ("NOLs") of approximately $48 million expiring between the years 2012 through 2027. We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2005 through 2008 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

11. BENEFIT PLANS

Chyron has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. The U.S. Pension Plan was closed to new employees that joined the Company on or after October 1, 2006. Pension expense is actuarially determined using the projected unit credit method. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. During 2008, we contributed $1.2 million to the Pension Plan based on these requirements. The

Company anticipates that no contribution will be required in 2009 in order to comply with ERISA, however, the Company may choose to make a discretionary contribution. We use a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2008	2007
Reconciliation of projected benefit obligation:
Obligation at January 1	$ 4,817	$ 4,637
Service cost	415	426
Interest cost	298	256
Plan amendments	-	85
Actuarial (gains) loss	180	(513)
Benefit payments	(22)	(74)
Obligation at December 31	$ 5,688	$ 4,817

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$ 3,499	$ 2,522
Actual return (loss) on plan assets	(876)	142
Employer contributions	1,177	908
Benefit payments	(22)	(73)
Fair value of plan assets at December 31	$ 3,778	$ 3,499

Funded Status:
Funded (unfunded) status at December 31	$ (1,910)	$ (1,318)

Projected benefit obligation	$ 5,688	$ 4,817
Accumulated benefit obligation	4,715	3,942
Fair value of plan assets	3,778	3,499

Amounts recognized in consolidated
balance sheets:
Prior service credit	$ 95	$ 120
Net gain (loss)	(1,265)	73
Accumulated other comprehensive income (loss)	(1,170)	193

Net periodic benefit cost in excess of
accumulated contributions	(740)	(1,511)

Net amount recognized in consolidated
balance sheet	$ (1,910)	$ (1,318)

	2008	2007
Components of net periodic pension cost:
Service cost	$414	$425
Interest cost	298	256
Expected return on plan assets	(282)	(200)
Amortization of prior service cost	(25)	(34)
Net periodic benefit cost	405	447

Other changes in plan assets and benefit
obligations recognized in other comprehensive
income:
Prior service cost	-	85
Net actuarial loss (gain)	1,338	(454)
Amortization of prior service cost	25	34
Total loss (gain) recognized in
other comprehensive (income) loss	1,363	(335)

Total recognized in net periodic benefit cost
and other comprehensive (income) loss	$1,768	$ 112

In 2009, the Company expects to recognize approximately $25 thousand of the prior service cost benefit and $70 thousand of the net actuarial loss as components of pension expense.

Weighted-average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	6.50%	5.75%
Expected long term return on plan assets	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to
determine pension benefit obligation
as of December 31:
Discount rate	6.20%	6.50%
Rate of compensation increase	4.00%	4.00%

The assumed expected long-term rate of return on plan assets is an estimate based on our plan investment guidelines which specify our strategic asset allocation, historical performance for the various asset classes in our strategic allocation, and our expectations for long-term rates of return for these various asset classes. We recognize that market performance varies and that our assumed expected long-term rate of return may not be meaningful during some periods. We re-evaluate our assumed expected long-term rate of return on plan assets annually through discussion with our plan investment manager. We select that return which we believe best reflects a reasonable expected return on funds invested and to be invested to provide for the benefits included in the projected benefit obligation. The overall investment objective for the pension plan investment portfolio is to achieve the highest level of return with the least amount of risk. Our actual pension plan asset allocations at December 31, 2008 and 2007 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2009	2008	2007
Equity securities	55% (+1-5%)	48%	50%
Debt securities	35% (+1-5%)	36%	35%
Cash and cash equivalents	10% (+1-10%)	16%	15%

The following table presents estimated future benefit payments over the next ten years (in thousands):

2009	$ 599
2010	156
2011	139
2012	135
2013	359
2014 to 2018	1,249

The amortization of gains and losses is determined by using a 10% corridor of the greater of the market-related value of assets and the projected benefit obligation. Total unamortized gains and losses in excess of the corridor are amortized into income over the average remaining future service. Prior service costs/(benefits) are amortized over the average remaining future service at the time the prior service was established. Average remaining future service as of January 1, 2008 was about 10 years.

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary matching contributions of the compensation contributed by a participant. During 2007 and through September 15, 2008 the matching contribution was 1/5th of the first 10% of qualifying compensation that a participant contributed to his or her 401(k) account. Effective September 15, 2008, the discretionary matching contribution was raised to 2/3rds of the first 6% of qualifying compensation. The Company has the option of making the matching contributions in cash or through shares of Company stock. Beginning in 2009, the Company match will be made in the form of newly issued Chyron common stock, although we reserve the right to switch back to cash matching contributions. The charge to earnings for the cost of the matching contributions was $0.15 million in 2008 and $0.09 million in 2007. Employees will vest in the matching contributions in equal increments annually over three years.

We also have several U.K. employees that are provided with pension benefits through the Chyron International Corporation Group Personal Pension Plan (the "CIC Pension Plan"). Under the CIC Pension Plan, each member has an individual account within the defined contribution plan and the Company contributes monthly an amount equal to a percentage of his/her salary, currently ranging from 3% to 16.7%.

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

	2008	2007

Balance at beginning of period	$ 50	$ 50
Provisions (credits)	26	(152)
Warranty services provided	(26)	152
	$ 50	$ 50

13. COMMITMENTS AND CONTINGENCIES

At December 31, 2008, we were obligated under operating and capital leases, expiring at various dates through 2019, covering facility space and equipment as follows (in thousands):

	Operating(1)	Capital

2009	$515	$35
2010	575	15
2011	594	4
2012	614
2013	634
thereafter	3,884

(1) Includes an amendment, signed in January 2009, that extends the operating lease for our Melville facility through June 2019.

The operating lease contains provisions for escalations and for facility maintenance. Total rent expense was $0.42 million in 2008 and 2007.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. In addition, three executive officers have change in control agreements entitling them to certain additional benefits. Had all such key and other covered employees been terminated at December 31, 2008, the estimated total severance and benefits upon a change in control would have approximated $2.3 million.

At December 31, 2008, we had firm purchase commitments for inventory components of $4.1 million to be delivered during 2009 and 2010.

We, from time to time, are involved in routine legal matters incidental to our business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on our financial position, results of operations or liquidity.

14. RELATED PARTY TRANSACTIONS

A member of our Board of Directors was paid $0.1 million in 2008 for consulting services, including but not limited to, the development of new multi-media products and services arising from the acquisition of AXIS Graphics and the introduction and presentation of AXIS products and services to TV station groups, TV networks, newspaper, radio and online groups.

15. SEGMENT AND GEOGRAPHIC INFORMATION

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

The details of the Company's geographic sales are as follows (in thousands):

	2008	2007
Revenues from external customers:
United States	$26,030	$23,818
Europe	3,727	5,206
Rest of world	4,580	3,303
	$34,337	$32,327

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the fourth quarter of the Company's last fiscal year that have materially affected, or reasonably likely to materially affect, the Company's internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is promulgated under the Exchange Act as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

  pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;

  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

Internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to financial statement preparation and presentation.

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria based on the framework set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework." Based on its evaluation, management concluded that on December 31, 2008, the Company's internal control over financial reporting was effective.

This Annual Report on Form 10-K does not include an attestation report of the Company's independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for herein will be presented under the captions "ELECTION OF THE BOARD OF DIRECTORS" and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE," in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2009 Annual Meeting of Shareholders ("Proxy Statement"), and is incorporated herein by reference in response to this item.

We have a written code of ethics for senior financial officers. The code of ethics is available on the corporate section of our website under the heading "Corporate Governance" at www.chyron.com. In addition, the Company will provide to any person, without charge, a copy of such code of ethics, upon written request to: Ms. Margaret Roed, Chyron Corporation, 5 Hub Drive, Melville, NY 11747.

ITEM 11.  EXECUTIVE COMPENSATION

The information called for herein will be presented under the captions COMPENSATION COMMITTEE REPORT, COMPENSATION DISCUSSION AND ANALYSIS, EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION, and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
                   AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for herein will be presented under the captions PRINCIPAL SHAREHOLDERS and EQUITY COMPENSATION PLAN INFORMATION in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND
                      DIRECTOR INDEPENDENCE

The information called for herein will be presented under the caption "ELECTION OF THE BOARD OF DIRECTORS" and "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS" in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information called for herein will be presented under the caption "AUDIT COMMITTEE REPORT" in our Proxy Statement, and is incorporated herein by reference in response to this item.

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

See Index to Consolidated Financial Statements on page 47.

(a)(2)  Financial Statement Schedules

Not applicable.

(a)(3)  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K.

Exhibit Index
Exhibit Number	Description

3.1

Restated Certificate of Incorporation filed with the State of New York on December 27, 1991 (previously filed as Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (File No. 000-05110) and incorporated herein by reference)

3.2

Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on February 7, 1997 (previously filed as Exhibit 3(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

3.3

Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on September 19, 2007 (previously filed as Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2007 (File No. 001-09014) and incorporated herein by reference)

3.4

Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on July 22, 2008 (File No. 001-09014) and incorporated herein by reference)

10.1*

Indemnification Agreement between Chyron Corporation and Donald P. Greenberg effective as of November 19, 1996 (previously filed as Exhibit 10(pp) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

10.2*

Indemnification Agreement between Chyron Corporation and Christopher R. Kelly effective as of August 30, 1999 (previously filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.3*

Indemnification Agreement between Chyron Corporation and Eugene M. Weber effective as of November 19, 1996 (previously filed as Exhibit 10(ww) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

10.4*

Indemnification Agreement between Chyron Corporation and Michael Wellesley-Wesley effective as of November 19, 1996 previously filed as Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

10.5*

Indemnification Agreement between Chyron Corporation and Jerry Kieliszak effective as of March 1, 2002 (previously filed as Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.6*

Indemnification Agreement between Chyron Corporation and Kevin Prince effective as of October 1, 2004 (previously filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-09014) and incorporated herein by reference)

10.7*

Indemnification Agreement between Chyron Corporation and Michael Wheeler effective as of February 1, 2006 previously filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.8*

Indemnification Agreement between Chyron Corporation and Richard Greenthal effective as of February 6, 2006 (previously filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.9*

Indemnification Agreement between Chyron Corporation and Peter Frey effective as of May 14, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.10*

Indemnification Agreement between Chyron Corporation and Roger L. Ogden effective as of May 14, 2008 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.11*

Indemnification Agreement between Chyron Corporation and Robert A. Rayne effective as of May 14, 2008 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.12*

Indemnification Agreement between Chyron Corporation and Dawn Johnston effective as of April 3, 2002 (previously filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.13*

Indemnification Agreement between Chyron Corporation and Michael Wellesley-Wesley, Trustee, Chyron Corporation Employee's Pension Plan, dated February 1, 2003 (previously filed as Exhibit 10(j) to the Registrant's Annual Report for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.14*

Indemnification Agreement between Chyron Corporation and Jerry Kieliszak, Trustee, Chyron Corporation Employee's Pension Plan, dated March 1, 2002 (previously filed as Exhibit 10(ac) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.15*

Employment Agreement between Chyron Corporation and Michael Wellesley-Wesley dated as of September 19, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2008 (File No. 001-09014) and incorporated herein by reference)

10.16*

Change-in-Control Agreement between Michael Wellesley-Wesley and Chyron Corporation dated September 19, 2008 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2008 (File No. 001-09014) and incorporated herein by reference)

10.17*

Change-in-Control Agreement between Chyron Corporation and Jerry Kieliszak dated October 26, 2007 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.18*

Change-in-Control Agreement between Chyron Corporation and Kevin Prince dated October 26, 2007 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.19*

Terms of Severance Agreement between Chyron Corporation and Jerry Kieliszak dated October 26, 2007 (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.20*

General Agreement for Consulting Services between Chyron Corporation and Michael Wheeler dated as of May 23, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 29, 2008 (File No. 001-09014) and incorporated herein by reference)

10.21*

Consulting Agreement between Chyron Corporation and Eugene Weber dated December 19, 2008 (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 19, 2008 (File No. 001-09014) and incorporated herein by reference)

10.22*

Chyron Corporation 1999 Incentive Compensation Plan (previously filed as Exhibit 1 to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 7, 1999 (SEC File No. 000-05110) and incorporated herein by reference)

10.23*

Chyron Corporation 2008 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.24*

2009 Chyron Corporation Salary Deferral Plan for Highly Compensated Employees (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 18, 2008 (File No. 001-09014) and incorporated herein by reference)

10.25*

Chyron Corporation Employees Severance Plan amended August 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2006 (File No. 001-09014) and incorporated herein by reference)

10.26

Loan and Security Agreement between Silicon Valley Bank and Chyron Corporation dated as of June 19, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2008 (File No. 001-09014) and incorporated herein by reference)

10.27

Asset Purchase Agreement by and among Chyron Corporation, Axis Graphics, LLC, and Pyburn Films, Inc. (previously filed as Exhibit 10.1 the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 2008 (File No. 001-09014) and incorporated herein by reference)

10.28

Subordinated 5% Promissory Note issued by Chyron Corporation to Axis Graphics, LLC (previously filed as Exhibit 10.2 the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 2008 (File No. 001-09014) and incorporated herein by reference)

10.29**	Second Amendment to Lease by and between Rechler Equity B-1 LLC and Chyron Corporation dated January 20, 2009
21.1**	Subsidiaries of the Registrant
23.1**	Consent of BDO Seidman, LLP
31.1**	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2**	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32**	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Management contract or compensatory plan or arrangement

** Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

Date: March 25, 2009	/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated.

Signature	Title	Date

/s/ Michael Wellesley-Wesley	President, CEO and Director	March 25, 2009
Michael Wellesley-Wesley	(principal executive officer)

/s/ Jerry Kieliszak	Senior Vice President and Chief Financial	March 25, 2009
Jerry Kieliszak	Officer (principal financial officer)

/s/ Roger L. Ogden	Chairman of the Board of Directors	March 25, 2009
Roger L. Ogden

/s/ Peter F. Frey	Director	March 25, 2009
Peter F. Frey

/s/ Donald P. Greenberg	Director	March 25, 2009
Donald P. Greenberg

/s/ Richard P. Greenthal	Director	March 25, 2009
Richard P. Greenthal

/s/ Christopher R. Kelly	Director	March 25, 2009
Christopher R. Kelly

/s/ Robert A. Rayne	Director	March 25, 2009
Robert A. Rayne

/s/ Michael C. Wheeler	Director	March 25, 2009
Michael C. Wheeler

/s/ Dawn R. Johnston	Corporate Controller	March 25, 2009
Dawn R. Johnston