Form 10-Q
period 2009-03-31
CHYRON CORP
filed 2009-05-12
CIK 20232

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2009

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
      Yes [x]     No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         [ ] Yes        [ ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [x]

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on May 1, 2009 was 15,732,566.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2009 (unaudited)
	and December 31, 2008	3
	Consolidated Statements of Operations (unaudited) for the Three
	Months ended March 31, 2009 and 2008	4
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2009 and 2008	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4(T).	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 6.	Exhibits	21

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	March 31,	December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$ 5,290	$ 5,322
Accounts receivable, net	3,956	3,199
Inventories, net	2,557	2,853
Deferred taxes	2,737	2,669
Prepaid expenses and other current assets	800	923
Total current assets	15,340	14,966

Property and equipment, net	1,229	1,354
Intangible assets, net	986	1,020
Goodwill	2,066	2,066
Deferred taxes	17,167	17,001
Other assets	92	6
TOTAL ASSETS	$36,880	$36,413

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,119	$ 2,575
Deferred revenue	2,173	2,089
Capital lease obligations	29	35
Total current liabilities	5,321	4,699

Pension liability	2,011	1,910
Deferred revenue	557	396
Other liabilities	71	74
Total liabilities	7,960	7,079

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,703,957 at March 31, 2009
and 15,663,675 at December 31, 2008	157	157
Additional paid-in capital	78,788	78,316
Accumulated deficit	(49,222)	(48,344)
Accumulated other comprehensive loss	(803)	(795)
Total shareholders' equity	28,920	29,334
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,880	$36,413

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands, except per share amounts)

(Unaudited)

	2009	2008

Net sales	$6,270	$8,304
Cost of sales	2,050	2,444
Gross profit	4,220	5,860

Operating expenses:
Selling, general and administrative	3,454	4,170
Research and development	1,830	1,515

Total operating expenses	5,284	5,685

Operating (loss) income	(1,064)	175

Interest expense	(5)	(21)

Interest income	-	28

Other (loss) income, net	(35)	73

(Loss) income before taxes	(1,104)	255

Income tax benefit, net	226	-

Net (loss) income	$ (878)	$ 255

Net (loss) income per share - basic and diluted	$ (0.06)	$ 0.02

Weighted average shares outstanding:
Basic	15,682	15,488
Diluted	15,682	16,597

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2009 AND 2008
(In thousands)
(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$ (878)	$ 255
Adjustments to reconcile net (loss) income to net cash from
operating activities, net of acquisition:
Depreciation and amortization	214	198
Deferred income tax benefit	(236)	-
Inventory provisions	154
Share-based payment arrangements	425	320
Other	43	14
Changes in operating assets and liabilities, net of
effects from acquisition:
Accounts receivable	(757)	(727)
Inventories	142	(42)
Prepaid expenses and other assets	34	57
Accounts payable and accrued expenses	544	(1,902)
Deferred revenue	245	55
Pension liability	101	(85)
Net cash provided by (used in) operating activities	31	(1,857)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(55)	(299)
Acquisition of AXIS Graphics	-	(1,054)
Net cash used in investing activities	(55)	(1,353)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	41
Payments on capital lease obligations	(8)	(6)
Net cash (used in) provided by financing activities	(8)	35

Change in cash and cash equivalents	(32)	(3,175)
Cash and cash equivalents at beginning of period	5,322	6,290
Cash and cash equivalents at end of period	$5,290	$3,115

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 2	$ 13
Stock issued for 401(k) match	47	-
Restricted stock issued for acquisition	-	$1,027
Promissory note issued for acquisition	-	1,000

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1. BASIS OF PRESENTATION

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

General

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany amounts have been eliminated.

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2009 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2009 and 2008. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 figures included herein were derived from such audited consolidated financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation.

The preparation of the accompanying unaudited consolidated interim financial statements includes the adoption on January 1, 2009 of Statement of Financial Accounting Standards (SFAS) No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS No. 160); SFAS No. 161, Disclosures About Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161); SFAS No. 141(R), Business Combinations, which will be applied prospectively to business combinations with acquisition dates on or after January 1, 2009; and SFAS No. 157 Fair Value Measurements (SFAS No. 157), for all nonfinancial assets and nonfinancial liabilities not recognized or disclosed at fair value in the consolidated financial statements on a recurring basis. The adoption of these new pronouncements had no impact on our consolidated financial statements.

Net Income (Loss) Per Share

We report our net income (loss) per share in accordance with Financial Accounting Standards Board Statement No. 128, "Earnings Per Share." Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate earnings (loss) per share are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Basic weighted average shares outstanding	15,682	15,488
Effect of dilutive stock options	-	1,109
Diluted weighted average shares outstanding	15,682	16,597

Weighted average shares which are not included in
the calculation of diluted net income (loss) per
share because their impact is anti-dilutive
Stock options	2,999	837

2. SHARE-BASED PAYMENT ARRANGEMENTS

We account for share-based payment arrangements in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees," as amended. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S.

Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates.

In the quarter ended March 31, 2009, 6,750 incentive stock options were granted to employees. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2009	2008
Expected volatility	93.91%	106.2%
Risk-free interest rate	2.23%	2.83%
Expected dividend yield	0.0%	0.0%
Expected life (in years)	6.0	6.0
Estimated fair value per option granted	$0.77	$4.42

The impact on our results of operations of recording expense from share-based payment arrangements is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Cost of sales	$ 44	$ 15
Research and development	152	66
Selling, general and administrative	229	239
	$425	$320

As of March 31, 2009, there was approximately $1.9 million of total unrecognized share-based compensation cost related to options granted under our plans to employees or for services performed by non-employees that will be recognized over the next three years, although a portion of this unrecognized compensation cost is dependent upon certain performance-based criteria that may not be met.

3. INVENTORIES

Inventories, net is comprised of the following (in thousands):

	March 31,	December 31,
	2009	2008
Finished goods	$ 372	$ 410
Work-in-progress	299	323
Raw material	1,886	2,120
	$2,557	$2,853

4. ACQUISITION OF AXIS

On January 14, 2008, Chyron purchased substantially all of the assets and certain liabilities of AXIS Graphics ("AXIS"). The purchase price was $3.068 million. Expenses totaling $0.212 million and a debt discount of $0.031 million were also included for an aggregate purchase price of $3.249 million. AXIS Graphics results of operations have been included in our consolidated statements of operations since the acquisition date.

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

The components and estimated useful lives of intangible assets acquired as of March 31, 2009 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 25	$ 279	15 years
Proprietary technology	620	78	542	10 years
Non-compete agreement	25	10	15	3 years
Customer relationships	170	40	130	10 years
Domain name and related website	23	3	20	15 years
	$1,142	$156	$ 986

In connection with the purchase of AXIS Graphics, we issued non-qualified stock options to purchase 500,000 shares of the Company's common stock, at an exercise price of $5.26 per share, representing the closing market price. The stock options vest in four tranches, with vesting being subject to attainment of designated revenue targets for AXIS products in 2008 and 2009. The first tranche of 150,000 that would have vested on December 31, 2008 did not vest, and these options were cancelled because the designated revenue target for AXIS was not achieved in 2008. Each of the remaining tranches of 150,000, 100,000 and 100,000 will vest on December 31, 2009 if AXIS product revenues in 2009 exceed designated target revenue levels set for each tranche in 2009. In the event that AXIS product revenues for any individual tranche do not meet that tranche's revenue thresholds, the stock options related to that tranche shall automatically expire and be cancelled. In accordance with EITF 96-18, these options will be remeasured at each balance sheet date until they are fully vested or cancelled.

For the quarter ended March 31, 2009, we have assumed that 150,000 of the remaining options will vest on December 31, 2009, and have recorded an expense of approximately $24 thousand.

5. LONG-TERM DEBT

The Company has a credit facility that expires June 18, 2009 and provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. The revolver bears interest at Prime +1.5%, with a floor of 6.5%. The credit facility also provides for a $1.25 million equipment term loan ("term loan") to finance eligible equipment purchases. The term loan bears interest at Prime +2%, with a floor of 6.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances on the term loan will be repaid in thirty-six equal monthly installments of principal plus interest. The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank.

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

At March 31, 2009, there were no amounts outstanding under this credit facility. We intend to seek renewal of this credit facility in the second quarter of 2009.

6. BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 is as follows (in thousands):

	2009	2008
Service cost	$ 103	$ 106
Interest cost	75	64
Expected return on plan assets	(71)	(50)
Amortization of prior service cost	(6)	(9)
	$ 101	$ 111

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

	Three Months Ended
	March 31,
	2009	2008
Balance at beginning of period	$ 50	$ 50
Provisions	80	6
Warranty services provided	(48)	(6)
	$ 82	$ 50

8. SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income (Loss)
January 1, 2009	$ (23)	$(772)	$(795)
Change for period	(8)	-	(8)
March 31, 2009	$ (31)	$(772)	$(803)

During the three months ended March 31, 2009, we issued 40,282 shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $47 thousand.

9. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	March 31,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$16,840	$16,648
Temporary differences	3,650	3,608
	20,490	20,256
Deferred tax valuation allowance	586	586
	$19,904	$19,670

In accordance with SFAS 123(R) the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at March 31, 2009 and December 31, 2008 was approximately $0.5 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the provision for income tax benefit (expense) for the quarters ended March 31 are as follows (in thousands):

	2009	2008
Current:
State and foreign	$ (10)	$ -

Deferred:
State	11	-
Federal	225	(107)
	236	(107)
Reversal of valuation allowance	-	107
Income tax benefit (expense)	$226	$ -

At March 31, 2009, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $48 million expiring between the years 2012 through 2027. We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2005 through 2008 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

10. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("FAS 157"), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. As noted in Note 1 above, the Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009.

In order to increase consistency and comparability in fair value measurements, SFAS No. 157 establishes a hierarchy for observable and unobservable inputs used to measure fair value into three broad levels, which are described below:

  Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.

  Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.

  Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Assets measured at fair value on a recurring basis include the following as of March 31, 2009:

	Fair Value Measurement at
	March 31, 2009 Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	March 31,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Cash and cash equivalents	$5,290	$ -	$ -	$5,290

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company's pension plans. As the Company elected to adopt the measurement date provisions of SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," as of January 1, 2007, the Company was required to determine the fair value of the Company's pension plan assets as of December 31, 2008. The fair value of pension plan assets was $3.8 million at December 31, 2008. These assets are valued in active liquid markets.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level. Thus, the fair value of the reporting unit is represented by the fair value of the Company, assuming a controlling interest. As such, a premium for control is added to the non-controlling equity value, as calculated by the market price of the Company common stock which is publicly traded. This measurement would be classified based on level 2 input.

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
United States	$4,905	$6,489
Europe	1,153	761
Rest of world	212	1,054

12. RECENT ACCOUNTING PRONOUNCEMENTS

In December 2008, the FASB issued FASB Staff Position ("FSP") on Statement 132R, "Employers' Disclosures about Postretirement Benefit Plan Assets" (FSP FAS 132R-1). This FSP expands the disclosure set forth in SFAS 132R by adding required disclosures about (1) how investment allocation decisions are made by management, (2) major categories of plan assets, and (3) significant concentration of risk. Additionally, the FSP requires an employer to disclose information about the valuation of plan assets similar to that required under SFAS 157. We will adopt this new accounting standard for our financial statements ending December 31, 2009. We do not expect that the adoption of FSP FAS 132R-1 will have a material impact on our financial statements.

In April 2009, the FASB issued the three new accounting standards set forth below, which are required to be adopted no later than periods ending after June 15, 2009. The Company is currently evaluating the impact of the following:

(i)  FASB Staff Position FAS 157-4, "Determining Whether a Market Is Not Active and a Transaction Is Not Distressed" (FSP FAS 157-4") provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157. FSP FAS 157-4 provides additional authoritative guidance in determining whether a market is active or inactive, and whether a transaction is distressed, is applicable to all assets and liabilities (i.e. financial and nonfinancial) and will require enhanced disclosures.

(ii)  FASB Staff Position FAS 115-2 and FAS 124-2, "Recognition and Presentation of Other-Than-Temporary Impairments" provides additional guidance to provide greater clarity about the credit and noncredit component of an other-than-temporary impairment event and to improve presentation and disclosure of other than temporary impairments in the financial statements.

(iii) FASB Staff Position FAS 107-1 and APB 28-1, "Interim Disclosures about Fair Value of Financial Instruments" amends FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments," to require disclosures about fair value of financial instruments in interim as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in all interim financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with our 2008 Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

Overview

Chyron provides sophisticated graphics offerings that include Online, Chyron's AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application, as well as digital signage. As a pioneer of Graphics as a Service for all digital video media, Chyron aims to address the world of digital and broadcast graphics with Web, Mobile, HD, 3D and newsroom integration solutions.

Over the past few years Chyron has made continued progress towards its goal of becoming a provider of digital graphics workflow solutions for broadcast, online and out of home applications. The worldwide shift from analog to digital television, as well as the adoption of high definition television, continue to be the primary drivers behind our growth. We believe that we will continue to benefit from these established trends because we offer systems and services that are designed to allow for easy content creation and to showcase high-quality digital graphics in a cost-effective way.

We expect that the global economy will continue to be depressed in 2009, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphic creation platform. We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth.

Comparison of the Three Months Ended March 31, 2009 and 2008

Net Sales. Revenues for the quarter ended March 31, 2009 were $6.3 million, a decrease of $2.0 million, or 24%, from the $8.3 million reported for the quarter ended March 31, 2008. Revenues derived from U.S. customers were $4.9 million in the quarter ended March 31, 2009 as compared to $6.5 million in the quarter ended March 31, 2008. Revenues derived from international customers were $1.4 million in the quarter ended March 31, 2009 and $1.8 million in the quarter ended March 31, 2008. In the first quarter of 2009, we experienced a decline in our revenues, which we believe is due to global economic conditions. We expect the global economy will continue to be depressed in 2009, as it was in the latter part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions.

Gross Profit. Gross margins for the quarter ended March 31, 2009 and 2008, were 67% and 71%, respectively. Gross margins in the first quarter of 2009 were negatively impacted by higher than average warranty costs and inventory reserves related to obsolescence associated with legacy products.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses decreased $0.8 million in the first quarter of 2009 to $3.4 million as compared to 2008. The decrease in spending is primarily due to reduced sales commissions of $0.15 million on lower revenues, lower consulting costs of $0.15 million, lower compensation costs associated with bonus accruals of $0.2 million, reduced costs of services and stock compensation associated with the AXIS transition of $0.2 million and lower overall travel costs of $0.1 million.

Research and Development Expenses. Research and development ("R&D") expenses increased $0.3 million in the first quarter of 2009 to $1.8 million as compared to 2008. The primary factor contributing to the increase is the Company's investment, primarily in the form of personnel and related costs, in the integration of our AXIS Graphics solution into our other products, the development of new online products and the continued development of new products for HDTV, mobile content, and channel branding. We believe we will continue to invest at this level for the remainder of 2009.

Interest income and expense. Interest expense approximated $5 thousand in the first quarter of 2009 and $21 thousand in the first quarter of 2008. In 2008, the major component of interest related to the cost associated with the note payable for the purchase of AXIS, which was repaid as of December 31, 2008, whereas the 2009 interest cost is associated with our capital leases. Interest income is associated with interest earned on available cash balances that are invested in overnight repurchase agreements. The decline in interest rates in 2009 has virtually eliminated our interest income.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Foreign exchange transaction (loss) gain	$(39)	$ 58
Subrental income	-	14
Other	4	1
	$(35)	$ 73

We had a foreign exchange gain in the first quarter of 2008, whereas we had a foreign exchange loss in the first quarter of 2009, due to a decline in the rates of Euros and British Pounds Sterling versus the U.S. Dollar. While we continue to be exposed to foreign currency and exchange risk in the normal course of business, we believe that it is not material to our near-term financial position or results of operations.

Income tax benefit, net. In the first quarter of 2009, we recorded an income tax benefit of $0.2 million related to the additional net operating loss incurred, that will be available to offset taxable income in future periods.

Liquidity and Capital Resources

The Company finances its business primarily with cash generated from operations. At March 31, 2009, we had cash and cash equivalents on hand of $5.3 million and working capital of $10.0 million. In the first quarter of 2009, there was very little change in the amount of our operating cash. Increases in accounts payable and other liabilities were offset by increases in accounts receivable. We have not experienced any significant delays in collection of our accounts receivable.

The Company has a credit facility with a U.S. bank which extends through June 18, 2009, to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2009, available borrowings were approximately $1.5 million based on this formula. The credit facility also provides for a $1.25 million equipment term loan to finance eligible equipment purchases. The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.25 and minimum tangible net worth of $6.5 million, adjusted by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility. In the second quarter of 2009 we intend to seek renewal of our credit facility, and may use the equipment term loan to finance capital equipment purchases primarily to grow our AXIS service infrastructure.

We anticipate that no contribution to our Pension Plan will be required in 2009 in order to comply with ERISA. However, we may choose to make a discretionary contribution. Due to the poor performance of the financial markets, the Company's Pension Plan investments declined in value from $3.8 million at December 31, 2008 to $3.5 million at March 31, 2009. The Company's investment strategy remains the same and we anticipate the value of these investments will rise when the markets rebound. We believe that the Plan's investments are more than adequate to meet Plan obligations for the next twelve months.

We expect that the global economy will continue to be depressed in 2009, as it was in the latter part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphic creation platform. We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. However, our future growth and success will depend to a significant degree on our ability to generate sales of our newer, non-broadcast products in our existing and in new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, which we intend to seek renewal of when it expires in June 2009, will be sufficient to meet our cash needs for at least the next 12 months if we are able to achieve our planned results of operations and retain availability of credit under our lending agreement.

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

Special Note Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such  statements in connection with any discussion of future financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters are identified by use of words such as "may," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning. Such statements are based on management's expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements.

These risks include, but are not limited to, the downturn in the global economy and resulting decrease in capital spending by our customers, product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television and high definition television, our ability to integrate our AXIS online graphics creation solution into our product offerings and to generate profits from AXIS, consumer acceptance of DTV and HDTV, resistance within the broadcast or cable industry to implement DTV and HDTV technology, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain of our products to be obsolete, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, ability to maintain adequate levels of working capital, our ability to successfully maintain the level of operating costs, and expansion into new markets, and other factors discussed under the heading "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2008 which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report might not occur.  Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report.  We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise.  All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

                  MARKET RISK

The information called for by this Item is omitted in reliance upon Item 305(e) of Regulation S-K.

ITEM 4(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that material information relating to us, including our consolidated subsidiaries, was made known to them by others within those entities, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company's internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during the most recent quarter of the Company that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

The Company from time to time is involved in routine legal matters incidental to its business. In the opinion of management, the ultimate resolution of such matters will not have a material adverse effect on the Company's financial position, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2008.

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 12, 2009	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

May 12, 2009	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer