Form 10-Q
period 2009-06-30
CHYRON CORP
filed 2009-08-12
CIK 20232

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2009

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 1, 2009 was 15,775,697.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2009 (unaudited) and
	December 31, 2008	3

	Consolidated Statements of Operations for the Three Months ended
	June 30, 2009 and 2008 (unaudited)	4

	Consolidated Statements of Operations for the Six Months ended
	June 30, 2009 and 2008 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2009 and 2008 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4(T).	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 4.	Submission of Matters to a Vote of Security Holders	22

Item 6.	Exhibits	23

PART I FINANCIAL INFORMATION

Item 1.    Financial Statements

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)
	Unaudited
	June 30,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$ 3,905	$ 5,322
Accounts receivable, net	4,334	3,199
Inventories, net	2,703	2,853
Deferred taxes	2,757	2,669
Prepaid expenses and other current assets	953	923
Total current assets	14,652	14,966

Property and equipment, net	2,147	1,354
Intangible assets, net	952	1,020
Goodwill	2,066	2,066
Deferred taxes	17,485	17,001
Other assets	90	6
TOTAL ASSETS	$37,392	$36,413

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$ 3,041	$ 2,575
Deferred revenue	2,158	2,089
Current portion of term loan	326	0
Capital lease obligations	42	35
Total current liabilities	5,567	4,699

Pension liability	2,113	1,910
Deferred revenue	625	396
Term loan	624	0
Other liabilities	142	74
Total liabilities	9,071	7,079

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,760,443 at June 30, 2009 and
15,663,675 at December 31, 2008	158	157
Additional paid-in capital	79,253	78,316
Accumulated deficit	(50,309)	(48,344)
Accumulated other comprehensive loss	(781)	(795)
Total shareholders' equity	28,321	29,334
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,392	$36,413

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands, except per share amounts)
(Unaudited)

	2009	2008

Net sales	$ 5,781	$10,043
Cost of products sold	1,803	2,763
Gross profit	3,978	7,280

Operating expenses:
Selling, general and administrative	3,572	4,440
Research and development	1,840	1,688

Total operating expenses	5,412	6,128

Operating (loss) income	(1,434)	1,152

Interest expense	(9)	(25)

Interest income	0	10

Other income, net	36	12

(Loss) income before taxes	(1,407)	1,149

Income tax benefit (expense), net	321	(40)

Net (loss) income	$(1,086)	$1,109

Net (loss) income per share - basic and diluted	$ (0.07)	$ 0.07

Weighted average shares outstanding:
Basic	15,736	15,567
Diluted	15,736	16,726

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands, except per share amounts)
(Unaudited)

	2009	2008

Net sales	$12,051	$18,347
Cost of products sold	3,853	5,207
Gross profit	8,198	13,140

Operating expenses:
Selling, general and administrative	7,026	8,610
Research and development	3,670	3,203

Total operating expenses	10,696	11,813

Operating (loss) income	(2,498)	1,327

Interest expense	(14)	(46)

Interest income	0	38

Other income, net	1	85

(Loss) income before taxes	(2,511)	1,404

Income tax benefit (expense), net	546	(40)

Net (loss) income	$(1,965)	$ 1,364

Net (loss) income per common share:
Basic	$ (0.13)	$ 0.09
Diluted	$ (0.13)	$ 0.08

Weighted average shares outstanding:
Basic	15,709	15,528
Diluted	15,709	16,662

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2009 AND 2008
(In thousands)
(Unaudited)
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	$(1,965)	$1,364
Adjustments to reconcile net (loss) income to net cash from
operating activities, net of acquisition:
Depreciation and amortization	461	416
Deferred income tax benefit	(572)	0
Inventory provisions	154	0
Share-based compensation expense	813	553
Other	144	24
Changes in operating assets and liabilities, net of
effects from acquisition:
Accounts receivable	(1,135)	(1,022)
Inventories	(4)	(338)
Prepaid expenses and other assets	(119)	(186)
Accounts payable and accrued expenses	467	(1,390)
Deferred revenue	298	108
Pension liability	203	(178)
Net cash used in operating activities	(1,255)	(649)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(1,093)	(491)
Disposals of property and equipment	11	0
Acquisition of AXIS Graphics	0	(1,063)
Net cash used in investing activities	(1,082)	(1,554)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	977	0
Proceeds from exercise of stock options	0	136
Payments on term loan	(27)	0
Payments on capital lease obligations	(30)	(16)
Net cash provided by financing activities	920	120

Change in cash and cash equivalents	(1,417)	(2,083)
Cash and cash equivalents at beginning of period	5,322	6,290
Cash and cash equivalents at end of period	$ 3,905	$ 4,207

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$ 8	$ 28
Stock issued for 401(k) match	125	0
Assets acquired under capital lease	104	0
Restricted stock issued for acquisition	0	1,027
Promissory note issued for acquisition	0	1,000

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

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2009 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2009 and 2008. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 figures included herein were derived from such audited consolidated financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. Subsequent events were evaluated through August 12, 2009, the date these financial statements were issued.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	15,736	15,567	15,709	15,528
Effect of dilutive stock options	-	1,159	-	1,134
Diluted weighted average shares outstanding	15,736	16,726	15,709	16,662

Weighted average shares which are not included in
the calculation of diluted net income per
share because their impact is anti-dilutive
Stock options	3,416	456	3,208	382

2. SHARE-BASED COMPENSATION

We account for share-based compensation cost in accordance with Statement of Financial Accounting Standards No. 123(R), "Share-Based Payment." For stock options granted as consideration for services rendered by non-employees, the Company recognizes compensation expense in accordance with the requirements of Emerging Issues Task Force ("EITF") Issue No. 96-18, "Accounting for Equity Instruments that are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF 00-18 "Accounting Recognition for Certain Transactions involving Equity Instruments Granted to Other Than Employees," as amended. The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. In the quarter ended June 30, 2009, 800,000 options were granted to employees which brings the year to date total to 806,750. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Expected volatility	92.53%	106.9%	92.54%	106.4%
Risk-free interest rate	2.30%	3.25%	2.30%	2.99%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	6.0	6.0	6.0	6.0
Estimated fair value per option granted	$1.00	$4.54	$0.99	$4.46

The impact on our results of operations of recording share-based payment arrangements is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Cost of products sold	$ 45	$ 22	$ 89	$ 37
Research and development	156	94	308	160
Selling, general and administrative	187	117	416	356
	$388	$233	$813	$553

As of June 30, 2009, there was approximately $2.1 million of total unrecognized share-based compensation cost related to options granted under our plans to employees or for services performed by non-employees that will be recognized over the next four years.

3. INVENTORIES

Inventories, net are comprised of the following (in thousands):

	June 30,	December 31,
	2009	2008
Finished goods	$ 376	$ 410
Work-in-progress	339	323
Raw materials	1,988	2,120
	$2,703	$2,853

4. ACQUISITION OF AXIS

In January 2008, Chyron purchased substantially all of the assets and certain liabilities of AXIS Graphics ("AXIS"). The results of operations of AXIS have been included in our consolidated statements of operations since the acquisition date.

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
$3,249

We believe that the goodwill resulting from the acquisition reflects the unique, proprietary web-based solution that the AXIS online graphics production service offers, and expands our reach to include non-broadcast clients like newspapers, radio stations, mobile phones and anyone producing content for the Internet.

We assess the possible impairment of goodwill at least annually, on October 1, at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest. Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. We monitor changes in our closing market price and its effect on fair value and the relationship to the carrying value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. At June 30, 2009, the Company did not identify any potential impairment related to its goodwill.

The components and estimated useful lives of intangible assets acquired as of June 30, 2009 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 30	$ 274	15 years
Proprietary technology	620	93	527	10 years
Non-compete agreement	25	13	12	3 years
Customer relationships	170	51	119	10 years
Domain name and related website	23	3	20	15 years
	$1,142	$ 190	$ 952

In connection with the purchase of AXIS, we issued non-qualified stock options to purchase 500,000 shares of the Company's common stock, at an exercise price of $5.26 per share, representing the closing market price on the grant date. The stock options vest in four tranches, with vesting being contingent on attainment of designated revenue targets for AXIS products in 2008 and 2009. The first tranche of 150,000 that would have vested on December 31, 2008 did not vest, and these options were cancelled because the designated revenue target for AXIS was not achieved in 2008. Each of the remaining tranches of 150,000, 100,000 and 100,000 will vest on December 31, 2009 if AXIS product revenues in 2009 exceed designated target revenue levels set for each tranche in 2009. In the event that AXIS product revenues for any individual tranche do not meet that tranche's revenue thresholds, the stock options related to that tranche shall automatically expire and be cancelled. In accordance with EITF 96-18, these options will be remeasured at each balance sheet date until they are fully vested or cancelled.

For the quarter ended June 30, 2009, we have assumed that none of the options scheduled to vest in 2009 will vest on December 31, 2009, and have reversed a previously recorded first quarter expense of approximately $24 thousand.

5. LONG-TERM DEBT

The Company has a credit facility that was renewed on June 18, 2009 and expires March 31, 2010, and provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. The revolver bears interest at Prime +1.75%, with a floor of 5.75%. The credit facility also provides for a $1.0 million equipment term loan ("term loan") to finance eligible equipment purchases. The term loan bears interest at Prime +2.0%, with a floor of 6.0%. Advances on the term loan shall be made within 120 days of purchase in minimum draws of $200,000. Any advances on the term loan will be repaid in thirty-six equal monthly installments of principal plus interest. The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank.

The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.5 measured at month-end and minimum tangible net worth of $24 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

On May 29, 2009, the Company received an advance on the term loan of $977 thousand to be payable over the next 36 months in equal monthly installments plus accrued interest. The equipment term loan is scheduled to be repaid in full by May 2012. At June 30, 2009, the amount outstanding is $950 thousand, of which $624 thousand is considered long-term. Interest expense related to the term loan was $5 thousand in the quarter ended June 30, 2009.

6. BENEFIT PLANS

The net periodic benefit cost is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Service cost	$103	$106	$206	$212
Interest cost	75	64	150	128
Expected return on plan assets	(71)	(50)	(142)	(100)
Amortization of prior service cost	(6)	(9)	(12)	(18)
	$101	$111	$202	$222

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Balance at beginning of period	$ 82	$ 50	$ 50	$ 50
Provisions (credits)	(29)	52	45	46
Warranty services provided, net	(3)	(52)	(45)	(46)
	$ 50	$ 50	$ 50	$ 50

8. SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income
January 1, 2009	$ (23)	$(772)	$(795)
Change for period	(8)	-	(8)
March 31, 2009	(31)	(772)	(803)
Change for period	22	-	22
June 30, 2009	$ (9)	$(772)	$(781)

During the six months ended June 30, 2009, we issued 96,768 shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $125 thousand.

9. INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	June 30,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$17,151	$16,648
Temporary differences	3,677	3,608
	20,828	20,256
Deferred tax valuation allowance	586	586
	$20,242	$19,670

In accordance with SFAS 123(R) the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at June 30, 2009 and December 31, 2008 was approximately $0.5 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the provision for income tax benefit (expense) are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Current:
State and foreign	$ (16)	$ (40)	$ (26)	$ (40)

Deferred:
State	15	-	25	-
Federal	322	(370)	547	(477)
	337	(370)	572	(477)
Reversal of valuation allowance	-	370	-	477
Income tax benefit (expense)	$321	$ (40)	$546	$ (40)

At June 30, 2009, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $49 million expiring between the years 2012 through 2027. We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2005 through 2008 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

10. FAIR VALUE MEASUREMENTS

Effective January 1, 2008, we adopted the Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("FAS 157"), for financial assets and liabilities. This statement defines fair value, establishes a framework for measuring fair value and expands the related disclosure requirements. The statement indicates, among other things, that a fair value measurement assumes a transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The Company adopted the provisions of FAS 157 with respect to its non-financial assets and liabilities during the first quarter of fiscal 2009. However, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first six months of 2009.

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

Assets measured at fair value on a recurring basis include the following as of June 30, 2009:

	Fair Value Measurement at
	June 30, 2009 Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	June 30,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Cash and cash equivalents	$3,905	$ -	$ -	$3,905

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

The carrying amount of cash, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature. The Company believes that borrowings outstanding under its term loan approximate fair value because such borrowings bear interest at current variable market rates.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level using the market capitalization approach. Thus, the fair value of the reporting unit is represented by the fair value of the Company, assuming a controlling interest. As such, a premium for control is added to the non-controlling equity value, as calculated by the market price of the Company common stock which is publicly traded. This measurement would be classified based on level 2 input.

11. SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
United States	$4,521	$7,418	$9,427	$13,907
Europe	586	1,056	1,739	1,817
Rest of world	674	1,569	885	2,623

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

In June 2009, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 167, Amendments to FASB Interpretation No. 46(R) ("SFAS No. 167"). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities and requires enhanced disclosures about an enterprise's involvement in a variable interest entity. This statement also requires ongoing assessments of whether an enterprise is the primary beneficiary of a variable interest entity. SFAS No. 167 is effective beginning January 1, 2010. The Company is currently reviewing the effect of SFAS No. 167, but does not expect that the adoption of SFAS No. 167 will have a material effect on the Company's consolidated financial position, results of operations, or cash flows.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally accepted Accounting Principles - a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification ("Codification") will be the single source of authoritative nongovernmental U.S. generally accepted accounting principles ("GAAP"). Rules and interpretive releases of the Securities and Exchange Commission ("SEC") under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for interim and annual periods ending after September 15, 2009. The Codification does not change GAAP and will not have a material impact on the Company's consolidated financial statements.

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

Over the past few years Chyron has made continued progress towards its goal of becoming a provider of digital graphics workflow solutions for broadcast, online and out of home applications. The worldwide shift from analog to digital television, as well as the adoption of high definition television, continue to be the primary drivers of our revenues. We believe that we will continue to benefit from these established trends because we offer systems and services that are designed to allow for easy content creation and to showcase high-quality digital graphics in a cost-effective way.

We expect that the global economy will continue to be depressed in 2009, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We have adjusted to this by reducing headcount, cutting salaries and taking other expense control measures while continuing to emphasize investment in R&D and product development. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphic creation platform. We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth.

Results of Operations for the Three and Six Months Ended June 30, 2009 and 2008

Net Sales. Revenues for the quarter ended June 30, 2009 were $5.8 million, a decrease of $4.2 million, or 42%, from the $10 million reported for the quarter ended June 30, 2008. Revenues derived from U.S. customers were $4.5 million in the quarter ended June 30, 2009 as compared to $7.4 million in the quarter ended June 30, 2008. Revenues derived from international customers were $1.3 million in the quarter ended June 30, 2009 and $2.6 million in the quarter ended June 30, 2008. Revenues for the six months ended June 30, 2009 were $12.1 million, a decrease of $6.2 million or 34% from the $18.3 million for the six months ended June 30, 2008. Revenues derived from U.S. customers were $9.4 million in the six month period ended June 30, 2009 as compared to $13.9 million in the six months ended June 30, 2008. Revenues derived from international customers in the six months ended June 30, 2009 and 2008 were $2.6 million and $4.4 million, respectively. Throughout 2009, we continued to experience a decline in our revenues, which we believe is due to global economic conditions. We expect the global economy will continue to be depressed in 2009, as it was in the latter part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions.

Gross Profit. Gross margins for the quarter ended June 30, 2009 and 2008, were 69% and 72%, respectively. Gross margins for the six months ended June 30, 2009 and 2008 were 68% and 72%, respectively. Gross margins in all periods in 2009 were negatively impacted by the inability to completely absorb fixed overhead costs at these lower revenue levels.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $3.6 million in the quarter ended June 30, 2009 compared to $4.4 million in the quarter ended June 30, 2008. The decrease in spending is primarily due to reduced sales commissions of $0.1 million on lower revenues, lower compensation costs associated with bonus accruals of $0.2 million, lower overall travel costs of $0.1 million, lower professional service costs of $0.2 million and $0.2 million in lower marketing and other promotional costs associated with the initial launch of AXIS Graphics in 2008. SG&A in the six months ended

June 30, 2009 and 2008 were $7.0 million and $8.6 million, respectively. The decrease in the six months of 2009 is primarily due to $0.3 million in lower commissions, $0.2 million in reduced travel costs, $0.4 million in lower compensation costs associated with bonus accruals, $0.3 million in overall professional services, $0.2 million in the cost of international sales offices and $0.2 million in marketing and AXIS Graphics launch costs.

Research and Development Expenses. Research and development ("R&D") expenses increased $0.1 million in the second quarter of 2009 to $1.8 million as compared to 2008. R&D increased $0.5 million in the six month period ended June 30, 2009 to $3.7 million as compared to $3.2 million in the six month period ended June 30, 2008. The primary factor contributing to the increase is the Company's investment, primarily in the form of personnel and related costs, in the integration of our AXIS Graphics solution into our other products, the development of new online products and the continued development of new products for HDTV, mobile content, and channel branding. We believe we will continue to invest at this level for the remainder of 2009.

Interest income and expense. Interest expense approximated $9 thousand in the second quarter of 2009 and $25 thousand in the second quarter of 2008. In 2008, the major component of interest related to the cost associated with the note payable for the purchase of AXIS, which was repaid as of December 31, 2008, whereas the 2009 interest cost is associated with our capital leases and interest costs associated with the advance of $977 thousand under our term loan in May 2009. Interest income is associated with interest earned on available cash balances that are invested in overnight repurchase agreements. The decline in interest rates in 2009 has virtually eliminated our interest income.

Other income and expense, net. The components of other income and expense, net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2009	2008	2009	2008
Foreign exchange transaction gain (loss)	$ 36	$ (2)	$ (4)	$ 56
Sublease income	0	14	0	29
Other	0	0	5	0
	$ 36	$ 12	$ 1	$ 85

The foreign exchange loss we experienced in the first quarter of 2009 reversed into a foreign exchange gain in the second quarter due to improvements in the currency rates of Euros and British Pounds Sterling. While we continue to be exposed to foreign currency and exchange risk in the normal course of business, we believe that it is not material to our near-term financial position or results of operations.

Income tax benefit, net. During 2009, we recorded income tax benefits of $0.3 million and $0.5 million in the three and six months periods ended June 30, 2009, respectively, related to the additional net operating losses incurred, that will be available to offset taxable income in future periods.

Liquidity and Capital Resources

The Company finances its business primarily with cash generated from operations. At June 30, 2009, we had cash and cash equivalents on hand of $3.9 million and working capital of $9.0 million. In the second quarter of 2009, there was a decrease in the amount of our operating cash primarily driven by the operating loss and the increase in accounts receivable. While there has been an increase in our accounts receivable due to slowdown in collections, we believe it is not material and that it is within our tolerable range of risk. The Company has also invested approximately $1 million in the second quarter of 2009 for a new co-location facility for AXIS service and a data center for redundancy and disaster recovery of our data systems. This expense was substantially financed in the second quarter by drawing on the equipment term loan from our lender.

The Company has a credit facility with a U.S. bank which was renewed June 18, 2009, and expires March 31, 2010, to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2009, available borrowings were approximately $1.5 million based on this formula. The credit facility also provides for a $1.0 million equipment term loan to finance eligible equipment purchases. The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.5 measured at month-end and minimum tangible net worth of $24 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility. In the second quarter of 2009, we received an advance on the equipment term loan of $977 thousand to finance capital equipment to build a new co-location facility and data center.

We anticipate that no contribution to our Pension Plan will be required under ERISA in 2009. However, we may choose to make a discretionary contribution. Due to the poor performance of the financial markets, the Company's Pension Plan investments declined in value from $3.8 million at December 31, 2008 to $3.7 million at June 30, 2009. The Company's investment strategy remains the same and we anticipate the value of these investments will rise when the markets rebound. We believe that the Plan's investments are more than adequate to meet Plan obligations for the next twelve months.

We expect that the global economy will continue to be depressed in 2009, as it was in the latter part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We have adjusted to this by reducing headcount, cutting salaries and taking other expense control measures while continuing to emphasize investment in R&D and product development. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphic creation platform. We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. However, our future growth and success will depend to a significant degree on our ability to generate sales of our newer, non-broadcast products in our existing and in new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

The long-term success of the Company will be dependent on maintaining profitable operating results and the ability to raise additional capital on acceptable terms should such additional capital be required. In the event the Company is unable to achieve its desired goal of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

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

Item 4(T).  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Our Annual Meeting of Shareholders was held on May 13, 2009. Of 15,703,957 shares of common stock issued and outstanding and eligible to vote as of the record date of March 25, 2009, a quorum of 13,156,416 shares were present in person or represented by proxy. The following action was taken at such meeting.

Election of Directors
	For	Withheld
Peter F. Frey	12,478,325	678,091
Richard P. Greenthal	10,986,943	2,169,473
Christopher R. Kelly	12,584,480	571,936
Roger L. Ogden	12,536,346	620,070
Robert A. Rayne	12,262,894	893,522
Michael I. Wellesley-Wesley	12,497,075	659,341
Michael C. Wheeler	12,472,348	684,068

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit

3.1

Amended and Restated By-Laws of Chyron Corporation, as amended (filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K (File No. 001-09014) filed with the Securities and Exchange Commission on May 15, 2009 and incorporated herein by reference).

10.1

First Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated April 16, 2009 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-09014) filed with the Securities and Exchange Commission on June 18, 2009 and incorporated herein by reference).

10.2

Second Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated June 18, 2009 (filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K (File No. 001-09014) filed with the Securities and Exchange Commission on June 18, 2009 and incorporated herein by reference).

10.3

General Agreement for Consulting Services between Chyron Corporation and Michael C. Wheeler, dated August 5, 2009 (filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K (File No. 001-09014) filed with the Securities and Exchange Commission on August 7, 2009 and incorporated herein by reference).

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

CHYRON CORPORATION
(Registrant)

August 12, 2009	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

August 12, 2009	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President