Form 10-Q
period 2009-09-30
CHYRON CORP
filed 2009-11-10
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2009

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 1, 2009 was 15,846,294.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2009 (unaudited) and
	December 31, 2008	3

	Consolidated Statements of Operations (unaudited) for the Three
	Months ended September 30, 2009 and 2008	4

	Consolidated Statements of Operations (unaudited) for the Nine
	Months ended September 30, 2009 and 2008	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months ended September 30, 2009 and 2008	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	23

Item 4(T).	Controls and Procedures	23

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	24

Item 6.	Exhibits	24

PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	September 30,	December 31,
ASSETS	2009	2008
Current assets:
Cash and cash equivalents	$3,971	$5,322
Accounts receivable, net	3,866	3,199
Inventories, net	2,547	2,853
Deferred taxes	2,524	2,669
Prepaid expenses and other current assets	1,106	923
Total current assets	14,014	14,966

Property and equipment, net	2,281	1,354
Intangible assets, net	919	1,020
Goodwill	2,066	2,066
Deferred taxes	18,010	17,001
Other assets	161	6
TOTAL ASSETS	$37,451	$36,413

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
Accounts payable and accrued expenses	$3,211	$2,575
Deferred revenue	2,317	2,089
Current portion of term loan	326	0
Capital lease obligations	34	35
Total current liabilities	5,888	4,699

Pension liability	2,300	1,910
Deferred revenue	641	396
Term loan	543	0
Other liabilities	124	74
Total liabilities	9,496	7,079

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,838,466 at September 30, 2009 and
15,663,675 at December 31, 2008	158	157
Additional paid-in capital	79,729	78,316
Accumulated deficit	(51,149)	(48,344)
Accumulated other comprehensive loss	(783)	(795)
Total shareholders' equity	27,955	29,334
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,451	$36,413

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands, except per share amounts)
(Unaudited)

	2009	2008

Net sales	$6,381	$9,305
Cost of products sold	2,007	2,797
Gross profit	4,374	6,508

Operating expenses:
Selling, general and administrative	3,603	4,146
Research and development	1,874	1,658

Total operating expenses	5,477	5,804

Operating (loss) income	(1,103)	704

Interest expense	(24)	(27)

Interest income	1	14

Other expense, net	(9)	(53)

(Loss) income before taxes	(1,135)	638

Income tax benefit, net	295	16,056

Net (loss) income	$(840)	$16,694

Net (loss) income per share:
Basic	$(0.05)	$1.07
Diluted	$(0.05)	$1.00

Weighted average shares outstanding:
Basic	15,788	15,641
Diluted	15,788	16,713

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands, except per share amounts)
(Unaudited)

	2009	2008

Net sales	$18,432	$27,652
Cost of products sold	5,860	8,004
Gross profit	12,572	19,648

Operating expenses:
Selling, general and administrative	10,629	12,756
Research and development	5,544	4,861

Total operating expenses	16,173	17,617

Operating (loss) income	(3,601)	2,031

Interest expense	(38)	(73)

Interest income	1	52

Other (expense) income, net	(8)	32

(Loss) income before taxes	(3,646)	2,042

Income tax benefit, net	841	16,016

Net (loss) income	$(2,805)	$18,058

Net (loss) income per share:
Basic	$(0.18)	$1.16
Diluted	$(0.18)	$1.08

Weighted average shares outstanding:
Basic	15,736	15,566
Diluted	15,736	16,644

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2009 AND 2008
(In thousands)
(Unaudited)

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(2,805)	$18,058
Adjustments to reconcile net (loss) income to net cash from
operating activities, net of acquisition:
Deferred tax asset allowance reversal	0	(16,884)
Deferred income tax (benefit) expense	(864)	782
Depreciation and amortization	720	689
Inventory provisions	154	87
Share-based compensation expense	1,196	725
Other	207	17
Changes in operating assets and liabilities:
Accounts receivable	(667)	(269)
Inventories	152	(377)
Prepaid expenses and other assets	(348)	(520)
Accounts payable and accrued expenses	636	(1,642)
Deferred revenue	474	220
Pension liability	390	(623)
Net cash (used in) provided by operating activities	(755)	263

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,475)	(755)
Disposal of property and equipment	11	0
Acquisition of AXIS graphics	0	(1,063)
Net cash used in investing activities	(1,464)	(1,818)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	977	0
Proceeds from exercise of stock options	35	222
Payments on term loan	(109)	0
Payments on capital lease obligations	(35)	(26)
Net cash provided by financing activities	868	196

Change in cash and cash equivalents	(1,351)	(1,359)
Cash and cash equivalents at beginning of period	5,322	6,290
Cash and cash equivalents at end of period	$3,971	$4,931

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$27	$43
Stock issued for 401(k) match	185	0
Assets acquired under capital lease	84	0
Restricted stock issued for acquisition	0	1,027
Promissory note issued for acquisition	0	1,000

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Nature of Business

Chyron provides sophisticated graphics offerings that include Chyron's AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application. As a pioneer of Graphics as a Service for digital video media, Chyron aims to address the world of digital and broadcast graphics with Web, Mobile, HD, 3D and newsroom integration solutions.

General

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiaries. All significant intercompany amounts have been eliminated.

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2009 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2009 and 2008. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2009. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008. The December 31, 2008 figures included herein were derived from such audited consolidated financial statements. In addition, certain prior year amounts have been reclassified to conform to the current year presentation. Subsequent events were evaluated through November 10, 2009, the date these financial statements were issued.

Net Income (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Shares used to calculate earnings (loss) per share are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Basic weighted average shares outstanding	15,788	15,641	15,736	15,566
Effect of dilutive stock options	-	1,072	-	1,078
Diluted weighted average shares outstanding	15,788	16,713	15,736	16,644

Weighted average shares which are not included
in the calculation of diluted net income (loss)
per share because their impact is anti-dilutive
Stock options	3,763	697	3,393	500

2.           SHARE BASED COMPENSATION

We have a long-term Incentive Plan, approved by stockholders, for which awards of stock options and other stock-based awards are available to be granted to eligible employees, directors and other service providers, by the Compensation Committee of the Board of Directors. The fair value of each option award is estimated on the date of grant using a Black-Scholes valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the award. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. In the nine months ended September 30, 2009, 90,000 non-qualified options were granted to members of our Board of Directors and 812,750 options were granted to employees. The options granted to employees are incentive stock options to the extent permitted by the Internal Revenue Code. The fair values of the options granted were estimated based on the following weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Expected volatility	89.13%	104.9%	92.18%	106.3%
Risk-free interest rate	2.86%	3.40%	2.36%	3.03%
Expected dividend yield	0.0%	0.0%	0.0%	0.0%
Expected life (in years)	6.0	6.0	6.0	6.0
Estimated fair value per option granted	$0.97	$4.82	$0.99	$4.50

The impact on our results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Cost of products sold	$42	$33	$131	$71
Research and development	147	74	455	233
Selling, general and administrative	194	65	610	421
	$383	$172	$1,196	$725

As of September 30, 2009, there was approximately $1.7 million of total unrecognized share-based compensation cost related to options granted under our plans to employees or for services performed by non-employees that will be recognized over the next four years.

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	September 30,	December 31,
	2009	2008
Finished goods	$609	$410
Work-in-progress	275	323
Raw materials	1,663	2,120
	$2,547	$2,853

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

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. All amounts will be deductible for federal tax purposes. Following is a summary of the purchase price allocation (in thousands):

Fixed assets	$41
Intangible assets	1,142
Goodwill	2,066
$3,249

We believe that the goodwill resulting from the acquisition reflects the unique, proprietary web-based solution that the AXIS online graphics production service offers, and expands our reach to include non-broadcast clients like newspapers, radio stations, mobile phones and others producing content for the Internet.

We assess the possible impairment of goodwill at least annually, on October 1, at the reporting unit level. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest. Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. We monitor changes in our closing market price and its effect on fair value and the relationship to the carrying value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. At September 30, 2009, the Company did not identify any potential impairment related to its goodwill.

The components and estimated useful lives of intangible assets acquired as of September 30, 2009 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$304	$35	$269	15 years
Proprietary technology	620	109	511	10 years
Non-compete agreement	25	15	10	3 years
Customer relationships	170	61	109	10 years
Domain name and related website	23	3	20	15 years
	$1,142	$223	$919

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

At September 30, 2009, we have assumed that none of the options scheduled to vest in 2009 will vest and shall automatically expire and be cancelled on December 31, 2009.

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

On May 29, 2009, the Company received an advance on the term loan of $977 thousand to be payable over the next 36 months in equal monthly installments plus accrued interest. The equipment term loan is scheduled to be repaid in full by May 2012. At September 30, 2009, the amount outstanding is $869 thousand, of which $543 thousand is considered long-term. Interest expense related to the term loan was $14 thousand in the quarter ended September 30, 2009 and $19 thousand in the nine months ended September 30, 2009.

6.           BENEFIT PLANS

The net periodic benefit cost relating to the Company's Pension Plan is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Service cost	$97	$99	$303	$311
Interest cost	96	95	246	223
Expected return on plan assets	(50)	(111)	(192)	(211)
Amortization of prior service cost	(6)	(1)	(18)	(19)
Amortization of prior loss	51	-	51	-
	$188	$82	$390	$304

Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. The Company anticipates that no contribution will be required in 2009 in order to comply with ERISA and no additional discretionary contribution will be made in 2009.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Balance at beginning of period	$50	$50	$50	$50
Provisions	51	41	90	87
Warranty services provided	(51)	(41)	(90)	(87)
	$50	$50	$50	$50

8.           SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income
January 1, 2009	$(23)	$(772)	$(795)
Change for period	(8)	-	(8)
March 31, 2009	(31)	(772)	(803)
Change for period	22	-	22
June 30, 2009	(9)	(772)	(781)
Change for period	(2)	-	(2)
September 30, 2009	$(11)	$(772)	$(783)

During the nine months ended September 30, 2009, we issued 138,289 shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $185 thousand. Also during the nine months ended September 30, 2009, we issued 36,502 shares of common stock upon exercise of stock options.

9.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	September 30,	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$17,722	$16,648
Temporary differences	3,565	3,608
	21,287	20,256
Deferred tax valuation allowance	753	586
	$20,534	$19,670

The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at September 30, 2009 was approximately $0.7 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the provision for income tax benefit (expense) are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Current:
State and foreign	$3	$(21)	$(23)	$(36)
Federal		(25)	-	(50)
	3	(46)	(23)	(86)

Deferred:
State	20	-	45	-
Federal	272	(305)	819	(782)
	292	(305)	864	(782)
Reversal of valuation allowance	-	16,407	-	16,884
Income tax benefit	$295	$16,056	$841	$16,016

At September 30, 2009, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $48 million expiring between the years 2012 through 2027. We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2005 through 2008 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2004 through 2008 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

10.           FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures with respect to its non-financial assets and liabilities effective January 1, 2009. The adoption of ASC 820-10 did not have an impact on the Company's consolidated financial statements.

Financial assets and liabilities at fair value at September 30, 2009 are classified in one of the three categories, which are described below:

•	Level 1: Quoted prices (unadjusted) in active markets that are accessible at the measurement date for assets or liabilities. The fair value hierarchy gives the highest priority to Level 1 inputs.
•	Level 2: Observable prices that are based on inputs not quoted on active markets, but corroborated by market data.
•	Level 3: Unobservable inputs are used when little or no market data is available. The fair value hierarchy gives the lowest priority to Level 3 inputs.

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers counterparty credit risk in its assessment of fair value.

Assets measured at fair value on a recurring basis include the following:

	Fair Value Measurement at
	September 30, 2009 Using
	Quoted	Significant		Total
	Prices in	Other	Significant	Carrying
	Active	Observable	Unobservable	Value at
	Markets	Inputs	Inputs	September 30,
(In thousands)	(Level 1)	(Level 2)	(Level 3)	2009

Cash and cash equivalents	$3,971	$ -	$ -	$3,971

The carrying amount of cash, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature. The Company believes that borrowings outstanding under its term loan approximate fair value because such borrowings bear interest at current variable market rates.

On an annual recurring basis, the Company is required to use fair value measures when measuring plan assets of the Company's Pension Plan. The fair value of Pension Plan assets was $3.8 million at December 31, 2008. These assets are valued in active liquid markets.

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

11.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
United States	$4,550	$7,150	$13,977	$21,060
Europe	1,266	1,011	3,006	2,828
Rest of world	565	1,144	1,449	3,764

12.           RECENT ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Company adopted the "FASB Accounting Standards Codification" and the Hierarchy of Generally Accepted Accounting Principles (ASC 105). This standard establishes only two levels of U.S. generally accepted accounting principles ("GAAP"), authoritative and nonauthoritative. The FASB Accounting Standards Codification (the "Codification") became the source of authoritative, nongovernmental GAAP, except for rules and interpretive releases of the SEC, which are sources of authoritative GAAP for SEC registrants. All other non-grandfathered, non-SEC accounting literature not included in the Codification became nonauthoritative. The Company began using the new guidelines and numbering system prescribed by the Codification when referring to GAAP in the third quarter of fiscal 2009. As the Codification was not intended to change or alter existing GAAP, it did not have any impact on the Company's consolidated financial statements.

In September 2009, the FASB issued Update No. 2009-13, "Multiple-Deliverable Revenue Arrangements - a consensus of the FASB Emerging Issues Task Force" (ASU 2009-13). It updates the existing multiple-element revenue arrangements guidance currently included under ASC 605-25, which originated primarily from the guidance in EITF Issue No. 00-21, "Revenue Arrangements with Multiple Deliverables" (EITF 00-21). The revised guidance primarily provides two significant changes: 1) eliminates the need for objective and reliable evidence of the fair value for the undelivered element in order for a delivered item to be treated as a separate unit of accounting, and 2) eliminates the residual method to allocate the arrangement consideration. In addition, the guidance also expands the disclosure requirements for revenue recognition. ASU 2009-13 will be effective for the first annual reporting period beginning on or after June 15, 2010, with early adoption permitted provided that the revised guidance is retroactively applied to the beginning of the year of adoption. The Company is currently assessing the future impact of this new accounting update to its consolidated financial statements.

In August 2009, the FASB issued Update No. 2009-05, "Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value" (ASU 2009-05). ASU 2009-05 amends ASC 820, Fair Value Measurements and Disclosures, of the FASB Accounting Standards Codification (the Codification) to provide further guidance on how to measure the fair value of a liability, an area where practitioners have been seeking further guidance. This standard is effective beginning fourth quarter of 2009 for the Company. The adoption of this standard update is not expected to impact the Company's consolidated financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with our 2008 Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

Overview

Chyron provides sophisticated graphics offerings that include Chyron's AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application. As a pioneer of Graphics as a Service for all digital video media, Chyron aims to address the world of digital and broadcast graphics with Web, Mobile, HD, 3D and newsroom integration solutions.

Over the past few years Chyron has made continued progress towards its goal of becoming a provider of digital graphics workflow solutions for broadcast, online and out of home applications.  Our AXIS on demand online content creation software continues to generate interest as our broadcast customers look to replace a high fixed cost business model with a variable, low cost model.

We expect that the global economy will continue to be depressed for the remainder of 2009 and into 2010, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We have adjusted to this by reducing headcount, cutting salaries and taking other expense control measures while continuing to emphasize investment in R&D and product development. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphics creation platform. We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold.

Results of Operations for the Three and Nine Months Ended September 30, 2009 and 2008

Net Sales. Revenues for the quarter ended September 30, 2009 were $6.4 million, a decrease of $2.9 million, or 31% from the $9.3 million reported for the quarter ended September 30, 2008. Revenues derived from U.S. customers were $4.6 million in the quarter ended September 30, 2009 as compared to $7.2 million in the quarter ended September 30, 2008. Revenues derived from international customers were $1.8 million in the quarter ended September 30, 2009 and $2.1 million in the quarter ended September 30, 2008.

Revenues for the nine months ended September 30, 2009, were $18.4 million, a decrease of $9.3 million, or 34% from the $27.7 million reported for the nine months ended September 30, 2008. Revenues derived from U.S. customers were $14.0 million in the nine month period ended September 30, 2009 as compared to $21.1 million in the nine months ended September 30, 2008. Revenues derived from international customers in the nine months ended September 30, 2009 and 2008 were $4.4 million and $6.6 million, respectively.

Throughout 2009, we have continued to experience a decline in our revenues, which we believe is due to global economic conditions. We expect the global economy will continue to be depressed for the remainder of 2009 and into 2010, as it was in the latter part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphics creation platform.

Gross Profit. Gross margins for the quarter ended September 30, 2009 and 2008, were 69% and 70%, respectively. Gross margins for the nine month periods ended September 30, 2009 and 2008 were 68% and 71%, respectively. Gross margins in all periods in 2009 were negatively impacted by the inability to completely absorb fixed overhead costs at these lower revenue levels.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $3.6 million in the quarter ended September 30, 2009 compared to $4.1 million in the quarter ended September 30, 2008. The decrease in spending is primarily due to reduced sales commissions of $0.1 million on lower revenues, lower professional service costs of $0.1 million and $0.3 million in lower marketing and other promotional costs. SG&A in the nine months ended September 30, 2009 and 2008 were $10.6 million and $12.8 million, respectively. The decrease in the nine months of 2009 is primarily due to $0.4 million in lower commissions, $0.2 million in reduced travel costs, $0.4 million in lower compensation costs associated with bonus accruals, $0.5 million in overall professional services, $0.3 million in the cost of international sales offices and $0.4 million in marketing and AXIS Graphics launch costs.

Research and Development Expenses. Research and development ("R&D") expenses increased $0.2 million in the third quarter of 2009 to $1.9 million as compared to 2008. R&D increased $0.6 million in the nine month period ended September 30, 2009 to $5.5 million as compared to $4.9 million in the nine month period ended September 30, 2008. The primary factor contributing to the increase is the Company's investment, primarily in the form of personnel and related costs, in the integration of our AXIS Graphics solution into our other products, the development of new online products and the continued development of new products for HDTV, mobile content, and channel branding. We believe we will continue to invest at this level for the remainder of 2009.

Interest income and expense.  Interest expense approximated $24 thousand in the third quarter of 2009 and $27 thousand in the third quarter of 2008. In 2008, the major component of interest related to the cost associated with the note payable for the purchase of AXIS, which was repaid as of December 31, 2008, whereas the 2009 interest cost is associated with our capital leases and interest costs associated with the advance of $977 thousand under our term loan in May 2009. Interest income is associated with interest earned on available cash balances that are invested in overnight repurchase agreements. The decline in interest rates in 2009 has virtually eliminated our interest income.

Other income and expense, net.  The components of other income and expense, net are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2009	2008	2009	2008
Foreign exchange transaction loss	$(9)	$(75)	$(13)	$(19)
Sublease income	0	14	0	43
Other	0	8	5	8
	$(9)	$(53)	$(8)	$32

Income tax benefit, net. During 2009, we recorded income tax benefits of $0.3 million and $0.8 million in the three and nine months periods ended September 30, 2009, respectively, related to the additional net operating losses incurred, that will be available to offset taxable income in future periods.

In the three and nine months ended September 30, 2008, the Company reversed $16.4 million and $16.9 million, respectively, of the valuation allowance related to its deferred tax assets since management determined that it was more likely than not these assets would be realized. At that time this determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income.

Liquidity and Capital Resources

The Company finances its business primarily with cash generated from operations. At September 30, 2009, we had cash and cash equivalents on hand of $4.0 million and working capital of $8.1 million. Since December 31, 2008, we have had a reduction in the amount of our operating cash, primarily driven by the operating loss and the increase in accounts receivable. While there has been an increase in our accounts receivable due to slowdown in collections, we believe that it is not material and that it is within our tolerable range of risk. The Company has also invested approximately $1.5 million in 2009 for a new co-location facility for AXIS services and a data center for redundancy and disaster recovery of our data systems. This expense was largely financed in the second quarter of 2009 by drawing on the equipment term loan from our lender.

The Company has a credit facility with a U.S. bank which was renewed June 18, 2009, and expires March 31, 2010, to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At September 30, 2009, available borrowings were approximately $1.1 million based on this formula. The credit facility also provides for a $1.0 million equipment term loan to finance eligible equipment purchases, from which the Company borrowed $977 thousand in the second quarter of 2009 to finance capital equipment to build a new co-location facility and data center. The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.5 measured at month-end and minimum tangible net worth of $24 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

We anticipate that no contribution to our Pension Plan will be required under ERISA in 2009, nor will any additional discretionary contribution be made. The Company's Pension Plan investments were valued at $3.8 million at December 31, 2008 and $4.1 million at September 30, 2009. The Company's investment strategy remains the same and we anticipate the value of these investments will continue to rise. We believe that the Plan's investments are more than adequate to meet Plan obligations for the next twelve months.

We expect that the global economy will continue to be depressed for the remainder of 2009 and into 2010, as it was in the latter part of 2008, and that many of our customers may wait to make purchase decisions until they have more visibility of where the economy is headed and how it might affect them. We have adjusted to this by reducing headcount, cutting salaries and taking other expense control measures while continuing to emphasize investment in R&D and product development. The net impact of Q3 salary and headcount reductions was approximately $0.1 million in savings and we expect fourth quarter savings to be approximately $0.4 million. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphics creation platform.

We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. We plan to continue to focus on our growth strategy in order to emerge stronger when the recovery takes hold.

However, our future growth and success will depend to a significant degree on our ability to generate sales of our newer, non-broadcast products in our existing and in new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount further than we have during 2009, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

The long-term success of the Company will be dependent on achieving and maintaining profitable operating results and the ability to raise additional capital on acceptable terms should such additional capital be required. In the event the Company is unable to achieve its desired goal of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

We believe that cash on hand, net cash to be generated in the business, and availability under our line of credit, will be sufficient to meet our cash needs for at least the next 12 months if we are able to achieve our planned results of operations and retain availability of credit under our lending agreement and renew the lending agreement when it expires on March 31, 2010.

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

These risks and uncertainties include, but are not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues may fluctuate from period to period and therefore may fail to meet expectations, which could cause our stock price to decline; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified scientific, technical and business personnel; our ability to integrate our AXIS online graphics creation solution into our product offerings and to generate profits from AXIS as quickly as expected; our ability to generate sales and profits from our workflow and asset management solutions and Mobile Suite products; rapid technological changes and new technologies that could render certain of our products to be obsolete; competitors with significantly greater financial resources; new product introductions by competitors; expansion into new markets; and, other factors discussed under the heading "Risk Factors" contained in Item 1A in our Annual Report on Form 10-K for the year ended December 31, 2008, which has been filed with the Securities and Exchange Commission, as well as any updates to those risk factors filed from time to time.

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

CHYRON CORPORATION
(Registrant)

November 10, 2009	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and
Chief Executive Officer

November 10, 2009	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and
Senior Vice President