Form 10-K
period 2009-12-31
CHYRON CORP
filed 2010-03-29
CIK 20232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2009
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _______

Commission File Number: 001-09014

CHYRON CORPORATION
(Exact name of registrant as specified in its charter)

New York			11-2117385
(State or other jurisdiction of incorporation or organization)			(I.R.S. Employer Identification No.)

5 Hub Drive, Melville, New York			11747
(Address of principal executive offices)			(Zip Code)

Registrant's telephone number, including area code: (631) 845-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share			NASDAQ Global Market
(Title of Class)			(Name of exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes[ ] No[x]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes[ ] No[x]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[x]      No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes[   ]      No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [   ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of  "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates of the Company (without admitting that any person whose shares are not included in such calculations is an affiliate) on June 30, 2009 was $11,970,844.
The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 22, 2010 was15,909,960.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 19, 2010 are incorporated by reference into Part III.

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

Overview

Chyron Corporation is in its fifth decade as a leading supplier of graphics hardware, software and workflow solutions to the television and multimedia industries, including newsroom integration, video asset management systems and, most recently, hosted online graphics creation and distribution services.

Our mission is to offer visionary, responsive and cost-effective solutions to the community of professionals involved in the creation, management and distribution of media content.  By uniting creativity, business and technology, our focus is to reduce our clients’ operating costs.  We are dedicated to developing solutions that achieve these goals by transitioning their business model from high fixed costs to lower, variable costs that can be scaled up or down as required.  One of our primary goals is to leverage our experience and expertise in our traditional hardware product offerings for television stations and networks into becoming a leading provider of web-based software solutions, or a Cloud Services Provider, to the multimedia industry.

We develop, manufacture, market and support high-performance hardware and software products that are designed to provide broadcast-quality graphics and audio for live and pre-recorded productions and to enhance workflow and video asset management for broadcast operations. Extending beyond the traditional proprietary hardware paradigm, our AXIS Graphics Software-as-a-Service (SaaS) applications provide web-based, self-service graphics creation for distribution to broadcast systems, the web, mobile and print without the need for specialized systems or software.

For our broadcast products, we design the video "engine" that powers each product and the software applications that run on this engine. We also assemble and test hardware and software components that make up graphics systems, character generators, clip servers, channel branding systems, telestration systems, ticker systems, and video asset management solutions. We provide an experienced customer service team to support our products and to train users. Our broadcast-quality solutions are designed to enable customers to:

•
create online or offline, high definition (HD) or standard definition (SD) graphics containing text, logos, images, three dimensional (3D) elements, movies, clips and flipbooks by applying special effects, animation, 3D transformations, digital video effects (DVE), multi-layer compositing and audio;

•	perform real-time playout of graphics without the necessity of time- and resource-consuming file conversion and/or platform changes;
•
perform instant update of text and data using a variety of Chyron and third-party tools, manage clips, stills and other assets in a central storage location, making the assets network- and web-accessible, use our Chyron Asset Management InterOperability (CAMIO) solution to enable journalists and producers to quickly create and update graphics for immediate playout;

•	create graphics on the web, using the Chyron-hosted AXIS Graphics SaaS applications;
•
automate channel branding to enable facilities to pre-program promos, snipes, coming-ups, etc., that display automatically updated information and graphics without the necessity of recreating each graphic with the new information;

•	play clips from a dedicated clip server that can operate under automation;
•	produce live-data tickers and crawls on dedicated systems; and
•	enable direct talent interaction with live broadcasts using telestration tools.

Our broadcast products are intended to meet the myriad demands of digital and analog television, which include high definition television and standard definition television. The transition from analog to digital signals mandated by the United States Federal Communications Commission in the video and audio world has created a range of additional means to deliver video and audio content to the consumer, as well as innovations in storage and management of video and audio assets.

We believe that our AXIS Graphics offering will help continue strengthening our market position by providing an online service by which media outlets can generate maps, news graphics, financial quotes, updateable charts and graphs and weather graphics. Because AXIS-created graphics are hardware-independent, they can be used for live broadcast and production on Chyron and non-Chyron systems, for display on websites and mobile devices, and for print. Our hosted online graphics creation solutions are available from any system with Internet access, including Microsoft® Windows® and Mac® OS-based systems. We believe that these attributes, coupled with a low-cost monthly subscription-based model, are beginning to open up new markets for Chyron that are significantly larger and higher-growth than our traditional broadcast market.

We have extended our technical expertise in broadcast graphics systems to our ChyTV product line of high-performance television information displays and digital signage. Based on our advanced video processing technology, ChyTV is designed to provide low-cost, informational/advertising/safety video displays that overlay a video source from a TV, DVD, camera or other sources. The target customers include sports arenas, medical offices, educational institutions, retailers, corporations, government, independent and franchised restaurants/sports bars, and other venues that display video to customers, employees or others.

Our Markets

We introduced our first character generator in 1970. We believe that our graphics products have grown to become integral to television operations worldwide. We offer comprehensive experience in providing integrated, scalable, real-time graphics solutions. Building on our presence in the live, on air, television graphics market, our customers now include many major broadcast, cable, satellite and post-production facilities in the U.S., Europe and Australia. We also serve customers in Asia, South America, and the Middle East and Africa. With the growth of our AXIS Graphics hosted services, our market base has now expanded to include web and print. Customers for our broadcast video products include the following companies, as well as many other local, regional and international facilities:

•
United States: ABC; CBS; NBC Universal; ESPN; CNN; Fox News; Fox Sports; Gannett; C-SPAN; Time Warner; Post-Newsweek; Discovery; Weather Channel; Home Shopping Network; Comcast; DirecTV; Shop at Home; Court TV; NBA; Turner Entertainment; Portland Trail Blazers; Waterman Broadcasting Cartoon Network; Scripps Television Station Group; Sinclair Broadcast Group; and the Dallas Cowboys;

•	Canada: Canadian Broadcasting Corporation (CBC); CBC Sports (NHL Hockey Night); TFA; TVA; TVO; TQS; TSN; and Rogers Sportsnet;

•
Mexico, Central America, South America: TV Globo, Brazil; TV Justiça, Brazil; Televisa, Mexico; Gigacable, Mexico; Teletica, Costa Rica; TV Record, Brazil; TVN, Panama; Canal 10, Uruguay; TEN, Honduras; Multimedias, Chile; Cinematerials, Venezuela; and TCS, El Salvador;

•
Europe: British Sky Broadcasting (BSKYB), UK; sit-up channels, UK; MOOV for BBC Sport, UK; France 2; France 3; Canal Plus, France; Euromedia, France; TV Lux, Belgium; German Public Broadcasting Network (ARD); Swiss Television (RTSI); Viasat (Denmark); Skai TV (Greece); Hellenic Broadcasting Corporation (Greece); HRT, Croatia; RTS, Serbia; TVE, Spain; TV Catalonia, Spain; TV Galicia, Spain; Norwegian Broadcasting Corporation (NRK); and RTR, Russia;

•	Middle East: Taj TV, MTV Arabiya, Dubai; Al Jazeera Sport, Qatar; ERTU Egyptian State Broadcasting; and RR Sat, Israel;

•	Africa: Africa Independent TV (AIT), Nigeria; South African Broadcasting Corporation (SABC); and Channels TV, Nigera;

•
Asia Pacific: Australian Broadcasting Corporation (ABC); Premier Media Group (Fox Sports), Australia; CNBC Australia; University of Auckland (New Zealand); CNBC Asia Pacific; Korean Broadcast; Seoul Broadcasting System (SBS), Korea; Ekushey TV (ETV), Bangladesh; Sistem Televisyen Malaysia Berhad (TV 3); Radio Televisyen Malaysia (RTM); Ho Chi Minh City Television (HTV), Vietnam; and Vietnam TV (VTV);

and additional local, regional and international stations. The Company is focused on leveraging and building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational, professional video and online mobile and print graphics provider market sectors.

Because our AXIS graphics creation process is designed to be intuitive and easy to use, it is not limited to artists and designers who have advanced knowledge of graphics production. As a subscription service at a low initial monthly price point, it is suited to a wide range of applications, including online video and websites that want to have the quality "look and feel" of graphics that traditionally have been available only to television production. AXIS Graphics tools can be used to build graphics for both static text-based web pages and for "rich," multimedia web environments. Numerous television stations currently employ AXIS Graphics in producing their daily news broadcasts. The first large TV Stations Group owner and enterprise level broadcast and television customer for AXIS Graphics services is the Gannett Broadcasting Group, where AXIS is deployed across 23 television stations. The successful AXIS Graphics launch at Gannett has been followed by implementations at Post-Newsweek, FOX, and Scripps broadcast stations. The first pure play online customer was Yahoo®, which uses AXIS Graphics to create stock price charts for its Yahoo Finance Tech Ticker Service.

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

Our broadcast systems are Windows®-based and incorporate a high content of off-the-shelf components. Industry-standard interface protocol enables our equipment to be easily integrated into the most advanced television facilities, as well as Media Object Server (MOS)-based newsroom installations. We believe that our software has become an indispensable plug-in application for products offered by leading broadcast manufacturers such as AP®, Avid®, Leitch® and Thomson Grass Valley®, greatly extending the capabilities of those products. Our systems can import elements including images, movie files and audio files from non-Windows systems such as Apple Mac®.

AXIS Graphics, the cornerstone of our SaaS initiative, is available to our core broadcast and video constituency, as well as new, non-video markets including web, mobile and print. AXIS Graphics provides an intuitive web interface for creating unique looks for television stations, websites, mobile device displays and print. Its power lies in the ability to generate maps, news graphics, financial quotes, updateable charts and graphs, and weather graphics on demand, which can then be imported into Chyron’s or third- party applications and systems for display.

We are dedicated to providing the highest quality and most comprehensive array of advanced solutions, ranging from low-cost CGs  to fully-integrated systems that provide precision creation, playout and management of text, stills, clips, effects, audio, storage, networking, newsroom integration, and multi-format distribution and to web-hosted graphics creation, accessible from anywhere. A summary description of selected Chyron products and services is listed below.

Broadcast Hardware Products

Graphics System/CG Family – HyperX3, LEX2, MicroX HD/SD, MicroX, SOLO2, DigiBox, Board-Level Products: The Graphics System/CG family is comprised of real-time, 2D/3D graphics platforms and systems that integrate a Windows XP® front end with real-time video processing to provide exceptional performance for television graphics applications. The newly introduced HyperX3, a platform upgrade from our highly successful HyperX2, is our flagship graphics system, in use by major local, regional and national facilities. Numerous major broadcasters have standardized the HyperX as the graphics system of choice for their major sporting and news events, including their coverage of the 2008 Summer Olympic Games in Beijing (HyperX2) and the 2010 Winter Olympic Games in Vancouver (HyperX3), the 2009 Super Bowl broadcast and the 2008 political elections.

The majority of our systems are multi-standard platforms, providing both HD and SD within each channel without the necessity of a separate upgrade. Migration from SD to HD is accomplished within the software. Content may be created and played back in any of our supported standards. The Graphics System/CG family employs Lyric® and the powerful Lyric® PRO option, our on- and off-line content creation and playout software applications, to compose messages (graphic pages) and to play content to air. The systems' architecture has enabled us to provide a range of scalable, cost-effective product solutions, from low-cost single-channel CGs to fully integrated, HD/SD-switchable, multi-channel systems with clip playout and DVE. The Graphics System/CG family is rounded out by the HD/SD LEX2, the MicroX HD/SD and MicroX single-channel systems, the SOLO2 portable HD/SD graphics system, and DigiBox and board-level products.

The HyperX3, HyperX2, LEX2, MicroX HD/SD, MicroX and SOLO2 integrate with our CAMIO newsroom integration and graphics/video asset management, which enables journalists and producers to remotely create graphics for playout on these systems.

Channel Box HA/Channel Box EX: Channel Box is an HD/SD-switchable branding and automated promo system that has been installed in facilities worldwide. Built on our Lyric PRO rendering engine, Channel Box systems feature 2D/3D design and playout for branding applications, including tickers, crawls, snipes, "bag and tag," promos and end-credits. The system's real-time video, graphics effects, clips and audio can be integrated with automation systems or the system can be used as a standalone branding device. A station promo need be built only once, and Channel Box automatically inserts new voice-over tags, text and graphics during the live broadcast day and squeezebacks at the ending of a show to add revenue-generating commercial content such as show sponsors or "coming-up next" promos.

Its power as an automated system is underscored by its ability to update text and graphics on the fly, driven by data drawn from a wide range of sources, including text files and ODBC-compliant data sources (Excel® spreadsheets, Access databases, text files etc.). Additionally, Channel Box provides applications for harvesting information from AP news feeds and RSS feeds. Data from web pages can be obtained through established third-party software, Harvester Pro, which can be purchased as an option through Chyron. For late-breaking situations, templates can be manually updated on-the-fly. We have been able to extend the reach of Channel Box by implementing the new, industry-standard Broadcast Exchange Format (BXF) technology, enabling more complete integration between Channel Box and automated scheduling (traffic) systems. Channel Box also integrates with industry-standard automation systems, accepting control through Chyron's own Intelligent Interface® protocol over serial or TCP/IP, VDCP or GPI (optional).

We are also working with Video Design Software, or VDS, a provider of integrated technologies for creation, enhancement, and automation of video graphics for broadcast television. VDS has integrated our Channel Box product with its Promotor suite of applications that provides extensive capabilities for multi-channel scheduling and automatic generation and playback of static or animated bugs/branding, video clip promo bugs, coming-ups and other snipes, menus of program names and times, promos over credits (squeeze credit promos), show branding and ratings and audio tags. By automating repetitive manual processes, Promotor significantly streamlines promo generation. We believe that the combination of these two powerful solutions provides never-before-realized flexibility and virtually immediate return on investment.

Channel Box is offered in two configurations to fit both needs and budget: Channel Box HA provides mirrored system drives, hot-swappable RAID5 drives for media storage and playout, and redundant power supplies; Channel Box EX is a robust, lower-cost system. An Emergency Alert System (EAS) option is available for both configurations, enabling the integration of EAS functionality into one system. An offline version of Channel Box software is available to enable users to create scenes on PCs for playout on Channel Box systems.

XClyps/XClyps SAN/MicroClyps: We believe that our XClyps systems set a new level for graphics server technology and performance, by providing superior quality and precise control over graphics playout. Serving the most demanding multi-standard environments, XClyps can be configured with one or two completely independent, switchable HD/SD channels, each with synchronized video and key outputs. Advanced wavelet compression is designed to provide high-capacity storage and flawless playout of channel branding, promos, snipes and DSK. XClyps can be easily integrated as a single system, or multiple XClyps systems can be networked. Built on Microsoft® .NET® technology with a 1000 BaseT interface, assets can be quickly transferred across the network. Due to a powerful application environment that provides maximum flexibility, XClyps can be controlled remotely via Pro-Bel protocol, Harris (Louth) VDCP, Grass Valley® PbusII protocol, Intelligent Interface protocol over serial or TCP/IP, and GPI.

The XClyps family includes MicroClyps, designed to offer powerful XClyps functionality in a single-channel configuration. We believe that MicroClyps is an attractive option to those for whom redundancy is not a key requirement but who require a high-quality, low-cost, compact solution. MicroClyps has proven to be a popular choice for many of our customers with sports broadcast trucks.

We have integrated the XClyps family with our CAMIO newsroom integration and graphics/video asset management system, enabling clips to be browsed and added to the newsroom rundown in the same manner as Lyric graphics.

CodiStrator HD/SD Telestration System: Further serving the live broadcast market is CodiStrator, our HD/SD-switchable telestration system that enables commentators to illustrate in real time over live video. Used by many of our football and other sports broadcast clients, CodiStrator features digital free-hand drawing, extendable lines/arrows, circles, animated video "stickers," logos, shapes, bullets, spotlights and more, providing extra impact to live coverage. Drawing tools are customizable with a variety of user-controllable parameters, including color, width, shadows and transparency. While most commonly used for sports coverage, CodiStrator telestration is a valuable interactive tool for enhancing live news, weather, traffic and financial reports. We believe that the ability to import AXIS Graphics, particularly maps for news, traffic and weather, further increases its versatility. Extending beyond broadcast, CodiStrator can also be used for illustrating corporate, medical, educational and government presentations.

Platforms and Board Sets for Third-Party Developers: In addition to offering systems with ready-to-use software packages, we also offer dedicated graphics platforms and board sets as an Original Equipment Manufacturer, or OEM, for which custom, third-party applications can be created using our richly-featured LEIF and CAL developer's tools. We provide support through the Chyron Developer Network.

AXIS Graphics and Software as a Service (SaaS) - Graphics on Demand

We are leading a powerful change in how graphics content is created for video, the Internet, newspapers, radio stations, mobile phones, digital signage and beyond. We believe that AXIS Graphics is a pioneering web-based solution for online graphics production. AXIS Graphics is designed to bring innovation to graphics creation and workflow, and most critically, the ability for clients to achieve a high return on investment. Our AXIS Graphics suite of web-based services and applications are designed to provide proven workflows, including quick creation of customizable, high-resolution maps, financial quotes, 3D charts and graphics, weather displays, plus a virtually unlimited set of tools to create topical news graphics. Because these applications run on our hosted computer servers "in the cloud," our customers are not required to invest in or maintain expensive hardware or license multiple releases of software. The traditional high, fixed-cost model is replaced by a lower-cost subscription model. We continue to integrate AXIS Graphics with our other systems and solutions, as well as with advanced, third-party hosted applications, including FORscene hosted video editing. AXIS Graphics has enabled us to extend beyond our established client base to serve not only existing Chyron broadcast and network customers, but to act as a point of entry for the sale of our systems and software to facilities currently using non-Chyron products. We believe that we have achieved notable success with AXIS Graphics in the short time we have been offering it, including implementation at Gannett, where AXIS Graphics has been employed at 23 stations, and at Post-Newsweek, where AXIS is in use at six stations, and at Fox and Scripps.

Software Products

Our broadcast graphics systems run Lyric® and Lyric® PRO, our award-winning graphics creation-to-playout software; proprietary, system-specific software; and/or a variety of third-party applications and plug-ins. Extending Lyric beyond our own systems, we also offer Lyric plug-ins to Avid® and other non-linear editing systems.

With the goal of providing end-to-end solutions for our customers, we have unified graphics operations with our workflow and asset management applications, including CAMIO, iSQ, OMS, and its Mobile Suite, including WAPSTR and MOS2WAP. XMP-awareness is already integrated into CAMIO and we plan to integrate it into other software. Detailed descriptions of these products follow.

Lyric®: Lyric is our industry-leading advanced graphics creation and playback application that is provided on our graphics/CG systems. Using Lyric, graphic artists can create sophisticated 2D/3D graphics on a Chyron system or offline on a PC, for later playout/export to broadcast, mobile, web and print. Content can be created in one location and transported by local area network ("LAN") or wide area network ("WAN") to another device or facility using standard network protocols.  Lyric imports numerous standard 2D, 3D and animation file types and takes full advantage of industry-standard tools, including Autodesk®'s FBX® file interchange format and Adobe's® Extensible Metadata Platform (XMP) while maintaining full legacy support. Lyric features intuitive and agile operation, hardware transparency and interoperability with many third-party graphics applications and technologies. Lyric was designed from inception to easily incorporate future advances in software and hardware.

We believe that our Lyric® PRO application has revolutionized graphics production and workflow. The innovative, object-oriented technology behind Lyric PRO is designed to provide unprecedented flexibility in graphics creation and real-time, live playout. Major features include: conditional intelligent transitions that enhance live broadcast by enabling playback of transition elements and messages in any order, at any time without relying on any scripting or programming; live data update executed within a transition; continually rendered static and animated graphics, allowing transitions to be executed at will; control of multiple scene graphs for support of complex, multi-layered animations (unique to Lyric PRO); persistent elements completely integrated with graphic animations; and advanced 3D texturing.

Lyric and Lyric PRO have gained wide acceptance in the industry and we expect to continue to develop new features. With the release of Lyric/Lyric PRO 7.0, we introduced a new, powerful text renderer that was designed to enable easier creation and display of text in non-Western languages. We believe that this capability has opened the opportunity to market our products in India, China and the Middle East. 3D object import and animation of 3D objects have long been native to Lyric. Taking 3D to the next level, enhancements to our FBX importer in the soon-to-be-released Lyric 8.0 expands the capabilities of the specialized 3D artists to create complex, 3D animations in their familiar applications and environments, which can then be brought into Lyric. The Lyric artist no longer needs to recreate the animation within Lyric, but can focus instead on using the imported 3D animations as components of Lyric animations.

Lyric and Lyric PRO are available as offline applications, enabling users to create graphics on PCs for playout on Chyron systems and export to other media. The Virtual Preview feature for Lyric PRO Offline makes the offline creation environment more closely simulate the online playout environment, which we believe provides a major benefit of our graphics creation process. Lyric and Lyric PRO are also offered as plugins to Avid® and other non-linear editing systems, allowing video editors to incorporate Lyric graphics into their work.

Our Lyric-based systems integrate with our CAMIO newsroom integration and graphics/video asset management, enabling journalists and producers to remotely create graphics, based on Lyric templates for playout on Lyric-based systems.

LEIF: The Lyric Enhancement Interface Framework, or LEIF, is a Chyron application programming interface, or API, for developing custom programs that harness the power of Lyric for graphics creation and real time rendering. Via the LEIF API, applications can efficiently control Lyric for scenarios that require automated manipulation of Lyric's behavior or a customized user interface. LEIF programs can be created as either plug-ins to Lyric or as external applications that control Lyric (i.e., because the same API is used for both). Using LEIF, developers can create programs that execute keyframe-based animations, automate template field updates, import and export custom file formats, implement remote application control and handle numerous diverse operations. The plug-in architecture supports the addition of user-defined menus and control panels in the Lyric User Interface, user-definable object properties and integral control over the basic functionality of Lyric. Plug-ins are designed to be simple to deploy, requiring only that the program be copied to the Lyric's Plug-ins folder. The LEIF API is based on COM technology. LEIF plug-ins and external applications can be written using any development environment that supports COM. Examples of popular languages include Visual Basic®, Delphi®, Visual C++® and C#®. The LEIF API consists of a series of methods and properties that offer direct manipulation over Lyric functionality. LEIF developers have access to the Chyron Developer Network, which provides technical support, the latest SDK, white papers and numerous sample applications.

CAL: The Chyron Application Library, or CAL, is designed to be a powerful API that can be used to create customized, real time, high-quality broadcast graphics applications for Chyron platforms or Chyron board-level products. For example, continuous data feeds of financial, news, sports or other information can be easily transformed into rolls and crawls through CAL's data spooler. CAL's real time animation engine is designed to provide built-in and custom data transition effects that enable the creation of unique, eye-catching displays. CAL can be used to create graphics not only for Chyron's CAL Box, but for a variety of graphics systems. Chyron's third-party developer network creates and markets many specialized CAL applications to address a wide array of broadcast operations. CAL developers can join the Chyron Developer Network, participate in a supportive community of industry experts and receive access to new tools and an expanding base of CAL-created projects.

Newsroom Integration and Graphics/Video Asset Management

Chyron Asset Management InterOperability (CAMIO): Television newsroom operations depend on accurate, fast exchange of information and graphics among disparate computer systems and devices. Media Object Server, or MOS, protocol enables Newsroom Computer Systems, or NRCS, Media Object Servers and devices such as graphics systems to exchange information using an industry-standard protocol. With CAMIO integrated into a newsroom, journalists and producers can access a library of templates from their newsroom workstations, to quickly create and edit text, graphics and movies using our Lyric Universal Control Interface, or LUCI. We believe that CAMIO's powerful asset management tools, search engine and visual browser make it easy to locate graphic templates. Completed objects are associated with a story, and then the stories are ordered by  NRCS and sent to a Chyron system playlist for playout to air. Changes in the newsroom rundown are automatically and instantly reflected on the Chyron output device, offering a more streamlined and accurate newsroom production environment. Because journalists and producers are directly involved in the final output, there is less opportunity for error, and they can quickly make last-minute changes without involving a graphic artist or graphics system/CG operator. In addition, because the graphics are based on existing, reusable templates created by graphic artists, CAMIO can speed the production of pages by eliminating the need for a graphic artist to create each page for a news broadcast. This allows artists to be available for other tasks and can increase output of the art department.

The integration of Adobe® XMP metadata into CAMIO, enables the packaging of configurable metadata with files. It can be used in CAMIO to auto-populate template fields in the graphic and enables conditional use of graphics in a template. For example, the name of a person, embedded into the graphic as metadata, can automatically populate a text template based on the metadata traveling with an image, or a sports player’s headshot can be automatically restricted to placement in a graphic with his team logo. Errors are minimized and naming conventions can be automatically enforced, resulting in significant time savings. XMP metadata can also be mapped into CAMIO’s default metadata fields to expedite searches in the newsroom.

In addition to our Lyric-based graphics systems, CAMIO supports XClyps, enabling the newsroom to browse XClyps assets and insert them into their scripts. XClyps playout is then controlled through iSQ, which we describe below, using the same interface for both Lyric and XClyps.

iSQ: iSQ, an acronym for Intelligent Sequencer, offers a single control interface to manage playlists from multiple channels across multiple Chyron playout devices. iSQ includes CueBoard, an intuitive panel configured to control up to four playlists within the iSQ application. Multiple iSQ CueBoards can be configured to control up to eight channels from a single work surface. The iSQ software consists of server software to be loaded on the playout devices and client software that can be used to both view and verify playlist content as well as for playback control.

iRB: This past year we introduced iRB, an acronym for Intelligent Rundown Builder, which is a web-based workflow tool for creating and sequencing graphics using a drag-and-drop interface. Borrowing from the MOS workflow, iRB enables users to view templates and fulfill them with text, images and movie files. iRB uses the same workflow as its counterparts in the newsroom; however, iRB can also function as a stand-alone process or in parallel with a Newsroom Computer System.

OMS: We have developed our Order Management System, or OMS, to the specifications of a select group of our high-profile clients. OMS enables a journalist or producer creating graphics from the Chyron LUCI interface from within a Newsroom Computer System to order, via a web-based interface, a new graphic from the art department. The journalist or producer can specify deadline, description and metadata and can attach files. Once the graphic is fulfilled and uploaded by the art department, it is automatically placed in the story without further intervention by the journalist or producer. OMS is designed to streamline the workflow by eliminating the need for the phone orders, paper memos and follow-up calls that have traditionally comprised the graphics request process, potentially saving time and money. Graphic creation status can be viewed at any time, and the process is completely configurable with regard to scheduling, assignment, approval, metadata use and more. We believe that OMS is particularly suited to the growing trend in centralized graphics creation, as the same art department can service multiple facilities, offering a unified look and conserving resources.

Mobile Suite: We are targeting the rapidly expanding "citizen journalist" phenomenon of individuals recording video and sharing it with news stations with our Mobile Suite of products for CAMIO. Chyron's Mobile Suite integrates cell phones directly with the news production workflow. More viewers are using their cell phones as cameras, uncovering reporting opportunities as never imagined, and now broadcasters can both integrate cell phone images directly into live broadcasts and build loyalty through direct involvement of viewers with unfolding events. Chyron's Mobile Suite includes two products, the award-winning WAPSTR and MOS2WAP:

WAPSTR: WAPSTR is a Multimedia Messaging Gateway and CAMIO plug-in interfacing with the public mobile phone network. WAPSTR enables simple upload of photos and videos from mobile phones directly to newsroom computer systems. Journalists have instant access to these materials, which can quickly and easily be dropped into templates for immediate on-air use.

MOS2WAP: MOS2WAP features a Wireless Application Protocol, or WAP, server and CAMIO system plug-in for simultaneous publication of WAP pages from within Newsroom Computer Systems. Changes to the rundown and breaking news stories are instantly posted to the WAP server, increasing newsroom efficiency and immediately reaching the new mobile audience. Cell phone users can easily browse and display the latest stories generated from the WAP server.

Information Display Systems

ChyTV: Incorporating the advanced video processing technology driving our broadcast-quality systems, our ChyTV is a video graphics display system designed to provide low-cost, easy-to-use graphics for digital signage applications. Our current target markets include entities such as sports venues, hospitals, medical offices, educational institutions, retailers, corporations, government facilities, independent and franchised restaurants/sports bars, and others that display video to customers, employees and other captive and non-captive audiences.

ChyTV.net: This service facilitates the content creation, management and distribution of digital signage assets for out of home network operators. Offering a back-end server infrastructure through ChyTV.net enables digital signage network operators the opportunity to grow business as the market requires, without the need to staff a network center. Centralized content management simplifies deployment. Groups of ChyTV devices can be updated on the fly or at a scheduled time enabling large ad campaigns to be managed with nothing more than a web browser. By providing on-line reports of signage performance, ChyTV.net allows network operators to track revenue, operations and scale business through remote operation from anywhere on the Internet.

ChyTV HD 100 and HD 150: The latest generation of our ChyTV video graphics information display systems extends our product line to include high-definition outputs and clip playout. Designed for any large-size digital signage, ChyTV HD 100 employs the familiar ChyTV Tools utility to manage the projects and is compatible with existing ChyTV units. Like all ChyTV products, we believe that the HD 100 features the highest quality dynamic text and effects, even in portrait display mode. The HD 100 also features 3D dynamic text and effects, 3D animated objects and more. Unlike pre-rendered clips that cannot be modified, 3D text can be changed on the fly in real time using live data. The ChyTV HD systems feature an internal MPEG clip player and have the ability to manipulate the video clip either in a window that is surrounded by graphics and text or to superimpose the message over the video background. In addition, full screen graphics can be displayed with dynamic text, logos and animations. The HD 150 offers full control over each element on the page. Compositions can be created in a variety of layouts; for example, a full motion HD clip as a background with layered graphics, text and animations on top, and a live video window of any size and position.

ChyTV Plus: Our ChyTV Plus expands the functionality of ChyTV by offering S-video and component video inputs and outputs, serial and GPI control interfaces and both Ethernet and USB connectivity, all in a rugged half rack unit chassis. Designed for any professionally installed video messaging system, ChyTV Plus uses the same ChyTV Tools utilities to manage the projects and is completely compatible with existing ChyTV units. These additional features enable more flexible system integration and enhanced video capabilities.

ChyAlert: Based on the ChyTV video graphics information display system, ChyAlert adds Alert messages to any video source. This specialized video appliance is designed specifically for automated and/or manual display of emergency and security alert graphic, text and audio in a video distribution display or Community Antenna TV, or CATV, and cable television systems. As a self-contained device, ChyAlert integrates a video source along with a locally generated message. These messages can be standardized or customized for specific applications or situations. Dynamic text elements can be derived from secure data or updated in real time, either locally or remotely. Secure software applications allow preset messages to be displayed or controlled by authorities who can update and alter content.

ChyAlert-2CH: This two-channel video emergency and security alert system is an industrialized version of the ChyAlert single-channel system and a component of our ChyTV video graphics information display product line. We have optimized ChyAlert-2CH for use with master antenna television, or MATV, systems in government buildings, hotels, hospitals, transportation centers, universities and other public facilities where television signals are widely distributed to all video displays.

Creative Services

We are widely known in the broadcast industry for providing graphics creation and playout tools for broadcast graphics. In 2008, we introduced the Chyron Creative Services Group, in order to offer a solution that completes the Chyron graphics cycle. Our Creative Services Group provides graphic design services for our traditional hardware systems customers, for the networked CAMIO environment and for our online presence with AXIS Graphics. The Creative Services Group offers an array of options, from single-use news graphics creation to enterprise-wide graphics packages for broadcast, web, mobile and print.  Our Creative Services Group provides customers with access to graphic design talent, giving them greater capacity and freeing up their own resources for other tasks.

As we continue to introduce additional features and if client budgets continue to decrease, then we believe that our Creative Services Group can also provide the graphics implementation expertise to enable our customers to realize the most out of their systems. In the past year, our Creative Services Group has produced comprehensive graphics packages for high-profile broadcasters for major events including elections and sports.

We also utilize our Creative Services Group to serve our own in-house needs in maintaining and enhancing our brand through product demonstration graphics, digital and printed marketing materials and our website.

Chyron Development Strategy

Our goal is to provide a centralized, fully-integrated and collaborative creation environment for our clients. We continually try to leverage the latest advances in technology and workflow design to provide complete, streamlined solutions in an integrated environment that encourages creativity and allows the software to take care of the more repetitive, time-consuming tasks. We have developed modular suites of systems and software that we believe fulfill the requirements of a wide variety of potential customers, from small college stations to major market facilities, national and global networks, and multimedia outlets, including television broadcast, websites, mobile devices and print.

We continue to accelerate and extend our product development, with a focus on tight integration among our existing systems, hosted services, and external systems and software. Our FBX importer is designed to enable the use of 3D animations created in 3D applications to be imported and played out from our Lyric-based systems. We designed a new text renderer to enable easy creation of text in non-Western, complex-script languages. We have introduced new CAMIO and AXIS Graphics components such as our OMS offering to help automate the graphics request and fulfillment process, and provide additional means for accessing, distributing and fulfilling graphics from within the CAMIO and AXIS Graphics environments.

In addition, our AXIS Graphics service offers the creation of platform-independent, web-based graphics that can be imported for use on Chyron and third-party systems. In the past we have continued to concentrate development on integrating AXIS into our other products to provide automatic, transparent graphics fulfillment, management and interoperability.

We also plan to continue further integration of the Adobe Extensible Metadata Platform, or XMP technology with our products. XMP has fast become an industry-wide standard, providing a common protocol for managing assets with sophisticated packaging of the metadata that travels with each asset file. We are designing our products to take advantage of XMP technology by tapping into the metadata to optimize broadcast graphics workflow, from centralized creation and storage through distribution and playout. Customized user interfaces can be tailored to the requirements of a facility. Metadata fields can be mapped to template fields in a graphic to accomplish tasks such as populating a head shot with the subject's name, position, team logo and automatically updated sports statistics, allowing HD graphics to be brought only into HD templates, or preventing the image of a politician from one party from being dropped into a graphic illustrating a different party. We believe that with this flexibility and automation, our customers can build business logic into their operations, potentially increasing their efficiency and productivity and ultimately benefiting their bottom line.

Sales and Marketing

We market our products and systems to traditional broadcast, production and post-production facilities and to multimedia outlets such as web, mobile and print companies throughout the world, including the markets identified above under "Business-Our Markets".  We also market our products and services in these markets to government agencies, educational institutions, health institutions, religious institutions and telecommunications and corporate customers. In order to maintain and increase awareness of our products, we display at the major domestic and international trade shows of the broadcast and post-production segments. In the United States, we exhibit at the National Association of Broadcasters Convention and other smaller trade shows. We also exhibit at the International Broadcasters Convention in Europe and other smaller trade shows internationally.

We also promote our products through direct-mail campaigns, e-newsletters, advertisements placed in relevant journals, our website, knowledge base and forum, and social media marketing venues such as Facebook®, Twitter®, Yahoo!® and YouTube®.  In addition, our engineering and corporate staff also publish articles, present papers, or are quoted in trade journals and papers presented at technical conventions which we believe reinforces and promotes our industry credentials.

Our aim is to continue to expand the range and sophistication of our marketing tools. We offer marketing and instructional podcasts on our website, and we continually refresh our library of tutorials, white papers, workflow diagrams and system diagrams. Periodically, we send an electronic marketing package highlighting a product or product line to clients and potential clients. We also perform online video demonstrations which have become a valuable and cost-saving marketing tool for us.

Sales of our broadcast products in the United States, Europe, the Middle East and Africa are made through our direct sales personnel as well as through third-party dealers, independent representatives and systems integrators. Sales of our products in the Asia Pacific region are conducted through dealers and sales representatives covering specific territories. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development team. In 2009, we sold our products in over 30 countries around the world.

Our Commitment to Customer Success

We believe that our success is measured not only in sales figures, but with the ongoing success of our customers. Our attention to customer success commences in the planning stages of a project, through the sale, training, and commissioning process. We offer post-sale maintenance agreements to ensure that our customers continue to effectively use their Chyron products. While we historically provided account management, our Customer Success Group is dedicated to ensuring that Chyron solutions are tailored to customer requirements and that the process of implementation is smooth, follow-up is maintained and issues are addressed in a timely manner. This approach has become increasingly critical to the success of our clients, with the rapid transition from single-box installations to integrated solutions, especially those involving AXIS Graphics and CAMIO, which involve complex interactions among multiple Chyron components and third-party products.  This heightened level of project management has already borne fruit from our longer-term projects, in that our clients are returning to us for guidance in implementing additional Chyron solutions, thus generating a continuing revenue stream.

Product Management

Our Product Management team oversees and manages individual product and product lines from conception through end of life, software, hosted application and system releases, the integration of the product lines with each other and external systems and software, development and implementation of feature sets. Product Managers specialize in specific products and product management areas and interface with all departments of the company.  They work closely with our engineering department in product development by providing Software Quality Assurance (SQA) with real-life test materials and scenarios, producing and contributing marketing materials including podcasts, product information sheets, system diagrams and white papers, and by providing support to our sales department.

Engineering

We employ software and platform engineers, a software quality assurance team and technical publications staff. The software engineers design, implement, test, and maintain the software; the platform engineers develop, source and test the high-performance hardware configurations to be used in our systems. The engineering department operates in a creative, collaborative environment, framed by an agile development methodology.  Our engineering, product management, SQA and technical publications work in concert to produce, qualify and document solutions for our clients.

Service, Support and Training

For our broadcast products, we offer comprehensive technical service, support and training to our customers through 24-hours-per-day, seven-days-per-week, 52-weeks-per-year access to trained service and support professionals. Scalable and fixed-duration training courses are also available. These training courses generally consist of a mix of classroom discussions and hands-on training. We offer training courses for many of our products at our Melville, NY headquarters.  We also make training available to a wider user base by offering online video conferencing courses in which users can participate in interactive instruction.

We provide our broadcast customers with hardware and software maintenance contracts and spare parts. We believe that support contracts and a responsive spare parts supply facilitate customer satisfaction. We also employ online video conferencing to help customers resolve problems and update software on their systems, speeding resolution and cutting costs. Service is provided both domestically and internationally by us or through our appointed dealers and representatives.

Warranty

We generally provide one-year warranties on all of our products. There may be, in certain instances, exceptions to these terms. A provision is made in our financial statements to estimate the warranty cost in products sold based on historical actual results.

Manufacturing

Our final assembly, system integration and test operations are located at our headquarters in Melville, NY. We primarily use third-party vendors to manufacture and supply many of the hardware components and sub-assemblies. We rely on a limited number of suppliers for major hardware components.  Our principal suppliers include Harris Corporation and Synnex Corporation. We continually review product specifications in order to diversify the sourcing of critical components. With our current architecture, we use many "off-the-shelf" components. This not only permits us greater flexibility in sourcing of components, but provides higher gross margins on our products through the attainment of lower costs through competitive sourcing and greater commonality of components among our products. We continue, however, to develop proprietary hardware to implement specialized features unique to Chyron.

Research and Development

Our research and product development has primarily been focused on the revitalization and extension of our core products, including the integration of AXIS Graphics. During 2009 and 2008, we spent approximately $7.1 million and $6.3 million, respectively, for research and development for new and existing products, all of which is company funded.

Customers

There are no customers that individually represent in excess of 10% of our consolidated revenues for 2009 or 2008.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products, new technologies and significant price erosion are all features of the industry in which we operate. The market for HD broadcast video systems and applications has continued to grow over the past year. The cycle necessary to drive the conversion to HD production and broadcast has gained full momentum, with the drop in price of consumer HD flat-panel TVs, the resulting acceleration in purchases and the increasing production of HD broadcasts. When Americans retire their current television sets, the natural progression is now to HD flat-panel sets. Chyron is and has been fully prepared with a comprehensive HD/SD-switchable product line that eliminates the need for a television facility to budget twice for SD and HD equipment. Where possible, we also provide an upgrade path for facilities that already have our SD systems, or that will continue to purchase our SD systems, with plans to upgrade in the future.

The explosion of alternative media outlets, characterized by the accelerated use of online resources for information, entertainment and business and the ubiquitous presence of personal mobile devices, has opened new markets for us and our competitors.  We have aggressively pursued these opportunities by providing our clients with the ability to create and distribute media assets from any web access point, with an integrated environment that we believe is not available from our competitors.

We are currently aware of several major and a number of smaller competitors.  We believe the competitive factors in our market include product pricing, features, ease of implementation and use, and the quality of customer support. We believe our primary competitors are Vizrt Ltd., Harris Corporation's Inscriber subsidiary, Miranda, Pixel Power, Orad Hi-Tec Systems Ltd. and Avid Technology, Inc. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which we operate, or may operate, are dominated by established vendors.

Intellectual Property

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

Our registered trademarks for our current product line are Chyron, The Company The Whole World Watches, HyperX, Lyric, CAMIO, CODI, Intelligent Interface, WAPSTR, ChyTV, ChyAlert, Duet, iNFiNiT!, MAX!>, MAXINE!, Transform and Perfection of Image. We review our trademark registrations regularly and renew the terms if we deem appropriate based on current usage of the respective trademark. We also have rights in trademarks and service marks that are not federally registered. We do not have registered copyrights on any of our intellectual property.

We have been awarded patents in the United States and Great Britain for incorporating graphics and interactive triggers in a video stream which expire in 2024 and 2021, respectively.

Government Regulation

The telecommunications and television industries are subject to extensive regulation in the United States and other countries. For example, the FCC has issued regulations relating to shielding requirements for electromagnetic interface in electronic equipment. Our products are in compliance with these regulations.

In addition, we ensure that our products are in compliance with Restriction of Hazardous Substances (RoHS) regulations, which were implemented in the European Union.  Maintaining compliance involves providing such specifications to the manufacturers of our proprietary components, as well as acquiring certifications from our third-party vendors.

Substantially all of our manufacturing is outsourced and we purchase completed components and assemblies from our suppliers. Consequently, our processes do not involve any hazardous substances and we have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees

As of December 31, 2009, we employed 104 persons worldwide. None of these employees are represented by a labor union.

Go Green Initiative

We recognize our responsibility to preserve the environment, reduce dependency on fossil fuel, promote energy-saving among our employees and cut the cost of our operations. To work towards achieving these goals, we continue to implement our Go Green initiative. We encourage employees to think before they print, turn off lights and equipment that are not in use, carpool and use mass transit for their commutes, and to make use of phone conferences and video teleconferencing services to cut travel where appropriate. In a paper- and resource-saving measure, this Annual Report and future financial reports are distributed via a web link. Hard copies are made available only on request.

To comply with the Restriction of Hazardous Substances (RoHS) directive implemented by the European Union (EU), we have re-sourced and upgraded our systems and components where necessary. While this directive applies only in the EU, there is a similar mandate in place in California. Our RoHS-compliant systems are distributed world-wide, having a positive impact beyond the covered areas.

Our headquarters in Melville, NY underwent a major renovation in the past year, in which fifteen-year-old HVAC units were replaced with high-efficiency systems and interior spaces were more efficiently configured.  New, lower-wattage light fixtures have been installed and bulbs in existing fixtures are being replaced with more energy-efficient bulbs. In a move to minimize the exposure to volatile organic compounds (VOC), the walls have been painted with low-VOC paint.

Proper waste disposal is crucial to the success of this program. Our employees use segregated waste bins for paper, cans and bottles, and we recycle waste such as toner cartridges, lamps and ballasts, old DVDs, CDs and floppy disks, and e-waste such as cell phones, batteries, computers, monitors and electronic components. Electronic waste has been eliminated from our outdoor bulk waste collection containers.

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

We maintain Internet sites at www.chyron.com, www.chytv.com and www.axisgraphics.tv. We make available, free of charge, through the "Investors" section of our www.chyron.com website, our SEC filings as soon as reasonably practicable after these reports have been electronically filed with, or furnished to the SEC. Our websites and the information contained on them or connected to them shall not be deemed to be incorporated by reference into this report.

ITEM 1A.  RISK FACTORS

A wide range of factors could affect our business and financial results. We consider the factors described below to be the most significant. There may be other currently unknown or unpredictable economic, business, competitive or other factors that could have material adverse effects on our business, financial condition and results of operations. Past financial performance may not be a reliable indicator of future performance and historical trends should not be used to anticipate results or trends in future periods. The following discussion of risk factors contains "forward-looking statements," as we discuss under the heading "Special Note Regarding Forward-Looking Statements," and should be read in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and related notes in this Annual Report on Form 10-K.

Current and future economic conditions may adversely affect our business and customers.

The United States and other countries where we operate continue to experience significant slowdowns and volatilities in their economies. This downturn could lead to lower spending for our products and services, particularly if our current or potential customers, including broadcast, production and post-production facilities, multimedia outlets, government agencies, telecommunications and corporate customers, and educational, health, and religious institutions, reduce demand for our products and services.

The downturn may reduce demand for our customers' products and services from, for example, their advertisers, subscribers, licensees, or other customers, which could cause our customers to reduce their demand or delay payments for our products and services. The continuing unfavorable economic environment may also cause our customers to have difficulty obtaining capital at adequate or historical levels to finance their ongoing business and operations and our customers may face insolvency, all of which could impair their ability to make timely payments and continue operations. Further, we may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. We are unable to predict the duration and severity of the weakened economic conditions and such conditions could adversely impact our business, operating results and financial condition.

Our revenues may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations.

Our revenues have fluctuated in the past and may do so in the future. For example, in 2009 we experienced a decline in our revenues from recent prior years due to what we believe to be our customers' determinations to delay and/or reduce capital expenditures. In addition, our revenues may not follow any past trends. Our financial results depend on many factors and may fail to meet our expectations for a number of reasons. A variety of factors could cause our revenues to fluctuate, including decreased capital spending by our customers, the financial health of our customers, changes in our product mix, the need for continual, rapid new product introductions, successful execution of our strategy to develop and market web-based content creation solutions, quality and market acceptance of new products and services, competitive pricing pressures, the cyclical nature of the broadcast industry and other markets in which our products and services are sold, and economic conditions affecting our customers and us. Any failure to meet expectations could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully expand our AXIS Graphics solution or to develop, introduce and sell new products and services, then we may be unable to compete effectively in the future.

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market our AXIS Graphics solution and other new products and services employing the latest technologies, including graphics systems and software that continues to replace our legacy products and older graphics systems, as well as hosted applications that meet the rapidly evolving requirements of our customers. Our success increasingly depends on the ability to cement our position in new segments of the broadcast market with our graphics offerings, including workflow solutions and asset management, channel branding, Mobile Suite and AXIS Graphics online content creation services. In recent years, sales of our graphics systems/CG products, channel branding systems and clip servers have resulted in part due to the increasing implementation of HD by the broadcast facilities. However, we expect that demand for these products may decline when implementation of HD is completed by a larger percentage of broadcasters. If any of the following occur, then our business, financial condition and results of operations may be materially harmed:

•	our broadcast customers do not continue to order our products at the same rate or in the same quantities following their transition to HD, or their budgets for such products are reduced or eliminated,
•	we fail to increase sales of our AXIS Graphics solutions in sufficient amounts to offset any declines in sales of our traditional broadcast products,
•	we fail to complete and introduce new product designs and services in a timely manner,
•	we are unable to have these new products manufactured or developed according to design specifications,
•	our customers do not perceive value in our new offerings and demand deep discounts,
•	we do not open the appropriate marketing/sales channels for our hosted and non-broadcast products,
•	our sales channels do not create adequate demand for our products, or
•	market demand for our new products and services does not develop as anticipated.

If we are unable to keep up with rapid change in our industry, then our business may suffer.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, enhancements and changes in workflow by our customers, our customer's other vendors and our competitors. Due to technological advancements and changes in industry standards, our products may become obsolete or the prices at which we can sell them may decline. Future technological advances in the television, video and multimedia industries may result in the availability of new products or services that could compete with our products or require us to reduce the price of our existing products or services. The availability of competing or less expensive products could cause our existing or potential customers to fulfill their needs more effectively and cost-efficiently with products other than ours.

For example, customers are, in many environments, using personal computers to create and edit graphics. This is a task that traditionally would have been completed on our standalone machines.  To accommodate this new workflow, we provide offline versions of our software that can be used to create graphics to be played out on our proprietary systems. We may not be successful in offering AXIS Graphics or in enhancing our other products or in developing, manufacturing or marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render our products or technologies uncompetitive, unmarketable or obsolete. Announcements of currently planned or other new product offerings by either our competitors or us may cause customers to defer or fail to purchase our existing products or services.

In addition, it is possible that errors or failures may be found in our products. Such errors or failures could cause delays in product introductions and shipments or require design modifications that could adversely affect our sales and our competitive position and could increase warranty claims. This could result in an increase in the inventory of our products. If we do not develop, on a timely basis, new products and enhancements to existing products, or correct errors should they arise, or if such new products or enhancements do not achieve market acceptance, then our business, financial condition and results of operations may suffer. Furthermore, the trend toward the use of software-based and web-based solutions, including our own hosted services, may cause price erosion in our legacy products, create opportunities for new competitors, allow existing competitors enhanced opportunities and limit the sale of our proprietary systems.

We expend substantial resources in developing and selling our products and services, and we may be unable to generate significant revenue as a result of these efforts.

To establish market acceptance of our products and services, we must dedicate significant resources to research and development, production, and sales and marketing. We experience a delay between the time when we expend these resources and the time when we begin to generate revenue, if any, from these expenditures. Typically, this delay is one year or more. We record as expenses the costs related to the development of new products as these expenses are incurred. As a result, our profitability from quarter to quarter and from year to year may be materially and adversely affected by the number and timing of sales of our existing products and our new product introductions in any period, and the level of acceptance gained by these products.

If we are not able to generate sales of our Axis online graphics services, our workflow and asset management solutions, and Mobile Suite products as expected, then there will be a negative impact on revenue and earnings.

Our Axis online graphics services are a pioneer service and may be slow to gain acceptance with our target markets.  Additionally, our workflow and asset management solutions, Mobile Suite and other software products have gained limited acceptance in the industry, but there will be continuing processes of maturation, in which some branches of development may lead to dead ends and require significant reconfiguration or cessation. In addition, as we move into producing enterprise workflow and asset management solutions to be installed in large facilities with complex requirements, we must ensure that the individual requirements of each customer implementing our solutions do not drain our resources in terms of time and manpower diverted to support. All of these factors could lead to fewer sales from our new products and services than anticipated, to a decline in existing sales and to an erosion of any profit realized by the sale of these products.

Our continuing development of AXIS Graphics and its integration into our existing product offerings may divert management, engineering and other resources from our other products and may not result in increased revenues or profits as quickly as expected, or at all.

Through our acquisition of the AXIS Graphics product line in January 2008, we entered into the field of online web-based graphics creation services. Providing such services through the AXIS Graphics product line represents a departure from our traditional business model. The AXIS Graphics product line involves new technologies in the SaaS industry and in markets where we are still trying to increase our track record of success. Our ongoing efforts to expand into this industry could have a disruptive effect on our other current operations. Furthermore, there can be no assurance that we will be able to continue to effectuate this new, integrated business plan successfully, that revenue will grow or occur at all, or that this new line of business will achieve profitability or sustain such profitability, if achieved.

Our results of operations could be adversely affected by impairments of goodwill or other long-lived assets and intangible assets or a write down of our deferred tax assets.

As a result of our acquisition of AXIS Graphics, LLC in 2008 we have recorded $3.0 million of goodwill and intangible assets on our balance sheet as of December 31, 2009. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a negative effect on our results of operations.

In addition, we have $20 million of deferred tax assets on our balance sheet at December 31, 2009, primarily related to our net operating loss carryforwards. The realizibility of this asset is based on estimates and assumptions using available information and judgment. If actual results differ materially from the estimates and assumptions that we used, that could have a material effect on our financial condition and results of operations.

We will be unable to compete effectively if we fail to anticipate product opportunities based upon emerging technologies and standards and fail to develop products and services that incorporate these technologies and standards.

We may spend significant time and money on research and development to design and develop products and services around an emerging technology or industry standard. If an emerging technology or industry standard that we have identified fails to achieve broad market acceptance in our target markets, then we may be unable to generate significant revenue from our research and development efforts. Moreover, even if we are able to develop products using adopted standards, then our products may not be accepted in our target markets. As a result, our business, financial condition and results of operations would be materially harmed.

If systems manufacturers move away from the use of industry standards that we support with our products and adopt alternative standards, then we may be unable to design and develop new products that conform to these new standards. The expertise required is unique to each industry standard, and we would be required to either hire individuals with the requisite expertise or acquire this expertise through a licensing arrangement or by other means. The demand for individuals with the necessary expertise to develop a product relating to a particular industry standard is generally high, and we may not be able to hire such individuals. The cost to acquire this expertise through licensing or other means may be high and such arrangements may not be possible in a timely manner or on commercially reasonable terms, if at all.

Since our systems are Microsoft® Windows®-based, we are vulnerable to issues that arise, both anticipated and unanticipated, whenever a current version of Windows is updated or a new version of Windows is released. When a Windows update is released, Lyric, other Chyron applications and/or the graphics systems of our customers may fail to function correctly or at all. Consequently, we incur expenditures conducting an investigation and subsequently, devising a solution. This can be a time- and capital-consuming process. When a new version of Windows is released, we are forced, against our schedule, to rigorously test all of our software and systems using the new version, investigate malfunctions and re-engineer our software where necessary. This financial and labor expenditure is required in order for us to have the ability to officially represent our software and systems as supporting a specific version of Windows. Our revenues and our market share will decline if we do not continue to develop and exploit the compatibility of our products with Windows. Microsoft’s newest version, Windows 7, has not yet been validated with our proprietary systems, although it can be used with selected offline software and hosted applications. We are currently under an agreement with Microsoft to continue the use of an OEM version of Windows XP® for the foreseeable future.

Because we rely on the implementation of our software and services in Windows and other operating systems, we are exposed to the vagaries of individual systems or installations in which hardware and/or software may interfere with the operation of our software and systems, or be interfered with by our software and/or systems, and our systems may face exposure to computer viruses. For example, because our AXIS Graphics applications are accessed via an Internet web browser, we are required to test AXIS within multiple web browsers including Internet Explorer®, Safari®, Mozilla®, and Firefox® running on both current and legacy Windows and Apple operating systems. We may spend a significant amount of time and resources ensuring that AXIS functions properly on a wide range of systems and within the various operating systems and browsers, and in making necessary revisions to AXIS to enable compatibility with new versions of these systems. Commissioning our systems, software and services in these situations can consume time and resources beyond original estimates and consequently reduce our profit margins. If we are unable to continue offering our products on the latest versions of these browsers and operating systems, then we will not be able to generate sales of these products, and our business, financial condition and results of operations will be harmed.

We may not successfully develop strategic relationships that may be important to our business.

We believe the formation of strategic relationships will be important to our broadcast and online SaaS offerings. The inability to find strategic partners or the failure of any existing relationships to achieve meaningful positive results for us could harm our business. We will rely in part on strategic relationships to help us:

•	maximize visibility and adoption of our products and services through distribution arrangements,
•	enhance our brand,
•	expand the range of commercial activities based on our technology, and
•	increase the performance, functionality and utility of our products and services.

Many of these goals have historically been beyond our traditional strengths. Going forward, we anticipate that we may become more reliant on strategic partners to provide multimedia content and build the necessary infrastructure for media delivery. In addition, the efforts of our strategic partners may be unsuccessful. Furthermore, these strategic relationships may be terminated before we realize any benefit.

We operate in a highly competitive environment and industry and we may lack resources needed to capture increased market share.

We may not be able to compete successfully against our current or future competitors. The markets for digital and broadcast graphics products and services are highly competitive. These markets are characterized by constant technological change and evolving industry standards. Most of our competitors have significantly greater financial, technical, manufacturing and marketing resources than we have. In addition, certain vendors dominate certain product categories and market segments, on a region-by-region basis, in which we currently operate or may wish to operate in the future. As a result, our ability to compete and operate in these areas may be limited.

We believe that our ability to compete depends on factors both within and outside of our control, including the success and timing of new product and service offerings introduced by us and by our competitors, product performance and price, market presence and customer support. We may not be able to compete successfully with respect to these factors. Maintaining any advantage that we may have, now or in the future, over our competitors will require our continuing investments in research and development, acquisition and retention of highly skilled personnel, competitive analyses, sales and marketing and customer service and support. In addition, as we enter new markets, we may encounter distribution channels, technical requirements and competitive factors that differ from those in the markets in which we currently operate. We may not be able to compete successfully in these new markets. Increased competition in any of our current markets could also result in price reductions, reduced margins or loss of market share, any of which could harm our business, financial condition and results of operations.

We may encounter periods of industry-wide, surface-mount components shortage, resulting in pricing pressure and a risk that we could be unable to fulfill our customers' requirements.

The semiconductor industry (from which surface-mount components are derived) has historically been characterized by wide fluctuations in the demand for, supply of, and price of its products, which feed the electronics, telecommunications and computer markets. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. Our operating results may be materially harmed by industry-wide surface mount component shortage, which could result in severe pricing pressure. In a market with undersupply, we would have to compete with the larger customers of our vendors for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource the manufacture and supply of a significant proportion of our products, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future, industry-wide shortage of surface-mount components or manufacturing capacity would materially harm our business, financial condition and results of operations.

We depend on a limited number of suppliers of surface-mount components.

We depend on a limited number of contract manufacturers to produce surface-mount components for our products. Our principal suppliers may experience unanticipated events that could inhibit their ability to provide us with adequate manufacturing capacity on a timely basis, or at all. Introducing new surface-mount components or transferring existing design and specifications to a new third-party manufacturer would require significant development time to adapt our designs to their manufacturing processes and could cause product shipment delays. In addition, the costs associated with manufacturing our components may increase if we are required to use a new third-party manufacturer. If we fail to satisfy our manufacturing requirements, then our business, financial condition and results of operations would be materially harmed.

We depend on the availability of specific off-the-shelf components.

If the supply of specific off-the-shelf components for our products is terminated due to either market demand or by choice of the manufacturer, then production, and therefore, revenue, could be negatively impacted. In addition, our resources would need to be diverted to locate a replacement component, which must then be rigorously tested and qualified. If we fail to have the ability to seamlessly switch from a non-available component to a replacement, then our business, financial condition and results of operations would be materially harmed.

Our business will suffer if our network systems fail or become unavailable.

A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct.  Although we offer redundant configurations for some of our systems and co-locations of our servers to protect our AXIS Graphics hosted services, we do not offer fully redundant configurations across the entire product line, nor do we have a formal disaster recovery plan. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of products or services or an increase in response time could result in a loss of potential or existing customers or content providers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed.

We depend upon third-party dealers to market and sell our products and services and they may discontinue sale of our products and services, fail to give our products and services priority or be unable to successfully market, sell and support our products and services.

During 2009, 32% of our sales were made through third-party dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives who will be able to sell and support our products and services effectively.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products and services.

Sales to customers located outside the United States accounted for 28% of our total sales in 2009 and 24% of our total sales in 2008. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

•	managing foreign dealers and foreign customers, which may be state corporations or government agencies,
•	staffing and managing foreign branch offices,
•	political and economic instability,
•	foreign currency exchange fluctuations,
•	changes in tax laws, tariffs, environmental directives, freight rates and governmental royalties,
•	timing and availability of export licenses,
•	changes in laws and policies governing operations of foreign-based companies,
•	inadequate protection of intellectual property rights in some countries,
•	obtaining governmental approvals for certain products, and
•	technical standards which may differ and/or be more stringent that those of the United States, and would cause us to incur expenses associated with obtaining required certifications.

In 2009, we denominated sales of our products in foreign countries exclusively in U.S. dollars, British Pounds Sterling and Euros. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country would increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business, financial condition and results of operations would be materially harmed.

If we are not able to retain our current senior management team or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

            We depend on the members of our management team for our business success. The loss of any one member of our senior management team, including, in particular, Michael Wellesley-Wesley, our President and Chief Executive Officer, Jerry Kieliszak, our Senior Vice President and Chief Financial Officer, and Kevin Prince, our Senior Vice President and Chief Operating Officer, could result in a significant loss in the knowledge and experience that we, as an organization, possess and could cause significant delays, or outright failure, in the development and commercialization of our products, and could hinder the operation of our business. We have an employment agreement with Mr. Wellesley-Wesley which extends through August 2010. The agreement may be terminated either by us or by Mr. Wellesley-Wesley with or without consent. Mr. Kieliszak and Mr. Prince are employed with us on an at-will basis pursuant to offer letters executed at the time they commenced employment with us. Mr. Kieliszak is party to a severance agreement with us, and Mr. Prince is covered by the Employees Severance Plan. Messrs. Wellesley-Wesley, Kieliszak and Prince are parties to change-in-control agreements with us. The terms of these agreements will be detailed in the Compensation Discussion and Analysis section of our 2010 Proxy Statement on Schedule 14A.  The loss of the services of these individuals may delay or prevent us from achieving our objectives.

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

Protection of intellectual property rights is crucial to our business, since that is how we prevent others from copying innovations that are central to our existing and future products. Our success also depends, in part, upon our ability to operate without infringing upon the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and body of knowledge, such as:

•	trade secret laws,
•	copyright law,
•	trademark law,
•	patent law,
•	contractual provisions,
•	confidentiality agreements, and
•	certain technology and security measures.

Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products where available and when we deem appropriate. The process of seeking patent protection can be long and expensive and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We also intend to continue to seek trademark status for our product/service brand names and technologies, in order to prevent our competitors from co-opting these brand names for their own use.

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

If a new law or regulation is adopted pertaining to the telecommunications and television industries, it could harm our customers’ business, which could have a material adverse effect on our business, financial condition and results of operations.

The enactment by U.S. federal or state or international governments of new laws or regulations, changes in the interpretation of existing regulations or a reversal of the trend toward deregulation in these industries could cause our customers to suffer, and thereby adversely affect our business, financial condition and results of operations. Television operators are subject to extensive government regulation by the FCC and other U.S. federal and state regulatory agencies. These regulations could limit capital expenditures by television operators and if that occurs, our business, financial condition and results of operations may suffer.

The telecommunications and television industries are subject to extensive regulation in the United States and other countries. Our business is dependent upon the continued growth of these industries in the United States and internationally. Recent legislation has lowered the legal barriers to entry for companies into the United States' multi-channel television market, but telecommunications companies may not successfully enter this or related markets. Moreover, the growth of our business internationally is dependent in part on similar deregulation of the telecommunications industry abroad, and such deregulation may not occur.

We are uncertain of our ability to obtain financing for our future needs, and liquidity issues have and may continue to increase our cost of capital.

At December 31, 2009, we had cash and cash equivalents of $5.2 million and working capital of $8.8 million. We have a credit facility from a U.S. bank which expires March 31, 2010.  We have agreed in principle and have signed a proposal letter that will extend the credit facility to March 30, 2011.  The credit facility provides for a $1.5 million revolving line of credit with an advance rate of up to 80% of eligible accounts receivable. The extended credit facility will also provide for a $0.5 million equipment term loan to finance eligible equipment purchases. We believe that cash on hand, net cash expected to be generated in the business, and the amount available under our line of credit, will be sufficient to meet our needs if we are able to achieve our planned results of operations. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products and services, respond to competitive pressures and satisfy our existing and any new obligations that may arise. We could be in default under our credit facilities with our bank if: (i) we fail to make payment of principal and interest when due; (ii) we fail to provide to our bank required financial statements, reports and certificates; fail to timely file all required tax returns and pay timely; maintain required insurance policies at levels acceptable to the bank; maintain our primary operating bank accounts with the bank; fail to meet our financial covenants or comply with the required negative covenants; (iii) we incur a material adverse change in our business, operations or condition or if there is a material impairment in the perfection of the bank’s lien on the collateral supporting the credit facilities; (iv) we become insolvent; (v) are issued a judgment for payment of $200,000 or more net of insurance recovery if any; and (vi) other events of default as described in our Loan and Security Agreement, as amended, with our bank.  In the event of default, the bank’s remedies include any or all of the following:  (i) declare all outstanding obligations, including unpaid principal and interest on our equipment term loan, due and payable; (ii) stop advances or credit under the credit facilities; (iii) require that we deposit cash equal to any outstanding letters of credit; (iv) terminate any foreign exchange forward contracts; (v) dispose of collateral adequate to repay the bank any amounts owed to it; and (vi) take additional measures, as outlined in the Loan and Security Agreement, as amended, to protect its interests. Additional financing may not be available on terms favorable to us, or at all. Capital is critical to our business, and our ability to raise capital in the event that losses use our available cash would have a material adverse effect on our business, financial condition and results of operations.

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

Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be negatively impacted by the amount of expense recorded related to our qualified pension plan.  Accounting principles generally accepted in the Unites States (“GAAP”) require that income or expense related to the pension plan be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions.  The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions.  Changes in key economic indicators can change these assumptions.  These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we will contribute to our pension plan.  Because the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plan and the future minimum required contributions, if any, could adversely affect our business, financial condition and results of operations.

Our principal stockholders have significant voting power and may vote for actions that may not be in the best interests of our stockholders.

Our officers, directors and 5% or more stockholders, together control approximately 40% of our issued and outstanding common stock as of March 16, 2010. As a result, these stockholders, if they act together, will be able to significantly influence the management and affairs of our company and all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have an effect on any potential change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other stockholders.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2009, there were 3.5 million potentially dilutive shares that would be issuable if all outstanding common stock options were exercised and all restricted stock units were vested, plus an additional 0.2 million shares available for grant under our stock incentive plan. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

Various provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and New York corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third-party that is opposed to by our management and board of directors. Stockholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of stockholders to benefit from a change of control or change in our management and board of directors. These provisions include:

•
authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares, issue shares of stock with voting, liquidation and other rights in preference to the rights of common stockholders and thwart a takeover attempt,

•	limiting who may call special meetings of our stockholders, and
•
establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our stockholders at stockholder meetings.

The price of our common stock may be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in our liquidity and operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products or services introduced by us or our competitors, and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2008 through March 1, 2010, the price of our common stock has ranged between $0.80 and $6.50. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our executive offices and principal office is located in Melville, New York, pursuant to a lease that expires on July 31, 2019.  This facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. We believe that this facility is suitable for our existing operations and do not foresee the need for any significant expansion of our current facility.

ITEM 3.    LEGAL PROCEEDINGS

On December 1, 2009, one of our distributors, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010.  IBC’s complaint, as amended, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer served by IBC that expressed the employee’s belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages.  IBC seeks exemplary and punitive damages in an amount up to $30 million. On March 22, 2010, the court set a trial date of December 14, 2010.  We plan to file a motion to dismiss certain claims in the complaint in the near future.  Because the case is in its early stages and discovery has not yet begun, we cannot predict the possible outcome of the litigation, but we believe IBC’s claims lack merit and we intend to defend against them vigorously.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition, results of operations or liquidity.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

On September 3, 2008, our common stock commenced trading on The NASDAQ Global Market under the symbol "CHYR".  Prior to this listing our common stock traded on the American Stock Exchange under the symbol "CGS."

The high and low sales prices of the Company’s common stock, as reported by NASDAQ, for each full quarterly period for the two most recent fiscal years, were as follows:

Price Range of Common Stock

	High	Low
Year ended December 31, 2009
Fourth quarter	$2.19	$1.54
Third quarter	2.80	1.10
Second quarter	1.78	1.10
First quarter	1.83	0.80

Year ended December 31, 2008
Fourth quarter	$4.30	$1.25
Third quarter	6.50	3.70
Second quarter	6.25	5.00
First quarter	5.52	4.75

Shareholders

As of March 1, 2010, there were approximately 9,854 shareholders of our common stock.

Dividends

We have not declared or paid any cash dividends since 1989. We currently plan to retain any future earnings, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, under the credit agreement with our lender, we are not permitted to pay any dividends without the bank's consent.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph below compares the cumulative 5-year total return of holders of Chyron Corporation's common stock with the cumulative total returns of the Russell MicroCap Index and a customized peer group of two publicly-traded companies that includes: Avid Technology, Inc. and VIZ RT Limited AG, which are two of our competitors. We are not presenting data from the Russell 2000 Index this year because we believe that the Russell MicroCap Index is more representative of companies, like Chyron, with lower market capitalizations.  The price of a share of common stock is based upon the closing price per share as reported on the last trading day of the year shown. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2004 and tracks it through 12/31/2009. We did not declare or pay any dividends during the comparison period.

	12/04	12/05	12/06	12/07	12/08	12/09

Chyron Corporation	100.00	127.08	247.92	378.47	104.17	144.44
Russell MicroCap	100.00	102.57	119.53	109.97	66.23	84.42
Peer Group	100.00	91.49	69.16	59.46	23.53	29.81

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

ITEM 6.     SELECTED FINANCIAL DATA

The information called for by this Item is omitted in reliance upon Item 301(c) of Regulation S-K.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

In this section, we discuss our consolidated financial statements for the periods indicated, which have been prepared in accordance with accounting principles generally accepted in the United States.  The preparation of these financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, management evaluates its estimates and judgments, including those related to product returns, bad debts, inventories, revenue recognition, investments, intangible assets, income taxes, financing, operations, warranty obligations, restructuring costs, healthcare costs and retirement benefits, forecasts of future results, contingency plans, cash requirements and contingencies and litigation. Management bases its estimates and judgments on historical experience and on various other factors. These include, but are not limited to, pricing pressures, customer requirements, supply issues, manufacturing performance, product development and general market conditions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Results for the periods reported herein are not necessarily indicative of results that may be expected in future periods.

Overview

We provide sophisticated graphics offerings that include our AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application. As a pioneer of Graphics as a Service for digital video media, we aim to address the world of digital and broadcast graphics with web, mobile, HD, 3D and newsroom integration solutions.

Our mission is to offer visionary, responsive and cost-effective solutions to the community of professionals involved in the creation, management and distribution of media content.  By uniting creativity, business and technology, our focus is to reduce our clients’ operating costs.  We are dedicated to developing solutions that achieve these goals by transitioning our customers’ business models from high fixed costs to lower, variable costs that can be scaled up or down as required. One of our primary goals is to leverage our experience and expertise in our traditional hardware product offerings for television stations and networks into becoming a leading provider of web-based software solutions, or a Cloud Services Provider, to the multimedia industry.

Results of Operations

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Sales. Total revenues for the year ended December 31, 2009 were $25.6 million, a decrease of $8.7 million, or 25%, from the $34.3 million reported for the year ended December 31, 2008. Total revenues derived from U.S. customers were $18.5 million in 2009 as compared to $26.0 million in 2008. Total revenues derived from international customers were $7.1 million in 2009 and $8.3 million in 2008.

Product revenues were $20.8 million in 2009 as compared to $30.6 million in 2008, a decrease of 32%.  Product revenues in 2009 reflect the continuing effects of the global recession and reduced spending in advertising and the resulting effect on broadcasters’ capital spending plans.  For most of 2009, many of our broadcast customers curtailed their capital spending and have deferred or cancelled planned upgrade programs.  However, in late 2009 and early 2010, we are beginning to see early signs of increasing demand for our broadcast systems as HD implementation continues and the economy starts to show signs of recovery.

Service revenues were $4.8 million in 2009 as compared to $3.7 million in 2008, an increase of 30%.  Our service revenues have increased due to the growing demand for our AXIS online graphics creation platform and increased sales of software and hardware maintenance contracts for our broadcast graphics products.  We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers’ current up-front fixed cost business model for graphics creation.  We expect that our service revenues will continue to grow in 2010 as our customers look to recoup the benefits of cloud computing on content creation workflows, with our AXIS service.

Gross Profit.  Gross profit margins for the year ended December 31, 2009 and 2008 were 69% and 70%, respectively.  Gross margins in 2009 were negatively impacted by our inability to completely absorb fixed overhead costs at lower revenue levels.  If the economy remains depressed, we may experience increased pressure on gross profit margins due to increased discounting against our list prices. In addition, if a future recovery brings with it growing inflation, we may have to pay higher costs for our materials.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $14.0 million in 2009 as compared to $16.4 million in 2008, a decrease of 15%.  The decrease in SG&A expenses is primarily attributable to reduced sales commissions of $0.4 million on lower revenues, a lower level of expenses associated with activities at our international offices of $0.3 million, a decrease in the utilization of outside services and consultants of $0.5 million, the net effect of employee terminations and salary reductions of $0.5 million, lower marketing and trade show costs of $0.4 million and lower travel expenses of $0.3 million.

Research and Development Expenses. Research and development ("R&D") costs increased $0.8 million, or 13%, in 2009 to $7.1 million as compared to $6.3 million in 2008.  The primary factor contributing to the increase is our investment, primarily in the form of personnel and related costs, in the integration of our AXIS Graphics solution into our other products, the development of new online products and the continued development of new products for HDTV, mobile content, and channel branding.

Interest income and expense. Interest expense approximated $57 thousand in 2009 and $98 thousand in 2008. In 2008, the major component of interest expense related to the cost associated with the notes payable for the purchase of AXIS, which was repaid as of December 31, 2008.  In 2009, interest cost was associated with our capital leases and also associated with the advance of a $977 thousand term loan under our equipment line of credit facility in May 2009.  Interest income is associated with interest earned on available cash balances that are invested in overnight repurchase agreements.  The decline in interest rates in 2009 has virtually eliminated our interest income.

Other income and expense, net.  The components of other income and expense, net are as follows (in thousands):

	2009	2008
Foreign exchange transaction loss	$(52)	$(42)
Subrental income	-	47
Other	5	5
	$(47)	$10

Income tax benefit. During 2009, we recorded an income tax benefit of $0.5 million related to the additional net operating loss incurred, that will be available to offset taxable income in future periods.  In 2008, we recorded an income tax provision of $0.8 million attributable to 2008 taxable income and also reversed $17.4 million of the valuation allowance related to our deferred tax assets since management determined at that time that it was more likely than not these assets would be realized through offsetting of taxable income by the related net operating loss carryforwards in future years.  At that time this determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income.

The Company has elected not to report its results of operations for the fiscal year ended December 31, 2007, or to include a discussion of its results of operations for such period compared to 2008, in reliance upon Instruction 1 to Item 303(a) of Regulation S-K. Investors are urged to read the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008 for this information.

Liquidity and Capital Resources

Sources of Funds

Historically, the Company has financed its business primarily with cash generated from operations.  At December 31, 2009, we had cash and cash equivalents on hand of $5.2 million and working capital of $8.8 million.  In 2009 the Company generated approximately $0.7 million in cash from operations.

The Company has a credit facility with a U.S. bank which expires March 31, 2010.  We have agreed in principle and have signed our acceptance of the bank’s proposal letter, and expect to complete closing by March 31, 2010 to extend the facility to March 30, 2011.  The credit facility provides for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At December 31, 2009, available borrowings were approximately $1.1 million based on this formula. We expect that the renewed credit facility will also provide for a $0.5 million equipment term loan to finance eligible equipment purchases through December 31, 2010. In the second quarter of 2009 the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.78 million remained outstanding at December 31, 2009.  The equipment term loan will be repaid in thirty-six equal installments of principal plus interest, and is scheduled to be repaid in full by May 2012.  The Company will be required, under the renewal, to maintain financial covenants based on an adjusted quick ratio of 1.5, measured at month-end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

Uses of Funds

The Company invested approximately $1.6 million in 2009 for new equipment.  The largest component of this new equipment is a new co-location facility for AXIS services and a data center for redundancy and disaster recovery of our data systems.  These expenditures were largely financed in the second quarter of 2009 by drawing on the equipment term loan from our lender in the amount of $0.98 million

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The Company's contractual obligations as of December 31, 2009, were as follows (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Operating lease obligations	$6,510	$615	$1,261	$1,345	$3,289
Pension obligations (1)	2,327		2,327
Purchase commitments for inventory	1,535	1,535
Term Loan (2)	787	326	461
Capital lease obligations	94	35	53	6	-
Total	$11,253	$2,511	$4,102	$1,351	$3,289

(1)	Lower than expected investment performance could accelerate or increase the amount of payment of required contributions in future years.
(2)	If an event of default were to occur, that is not cured, the bank could demand repayment.

Liquidity

While it is too early to predict economic recovery, we did experience growth in revenues in the fourth quarter of 2009 as compared to third quarter of 2009 and fourth quarter of 2008 as a result of increasing demand for our AXIS services, broadcast systems and workflow solutions.  Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphics creation platform.  We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers’ current up-front fixed cost business model for graphics creation.  We believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. However, our future growth and success will depend to a significant degree on our ability to generate sales of our newer, non-broadcast products in our existing and in new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur.  In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

Our long-term success will depend on our ability to achieve and sustain profitable operating results and our ability to raise additional capital on acceptable terms should such additional capital be required. In the event that we are unable to achieve expected goals of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

We believe that cash on hand, net cash to be generated in the business, and availability of funding under our credit facilities, will be sufficient to meet our cash needs for at least the next 12 months if we are able to achieve our planned results of operations and retain the availability of credit under our lending agreement.

If these sources of funds are not sufficient, we may need to reduce, delay or terminate our existing or planned products and services. We may also need to raise additional funds through one or more capital financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing stockholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our stockholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all.  If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate development activities for one or more of our products or services; or delay, limit, reduce or terminate our sales and marketing capabilities or other activities that may be necessary to commercialize one or more of our products or services.

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation, we believe that it has not significantly increased the costs of salaries, benefits and general and administrative expenses. We attempt to pass on increased costs and expenses by developing more useful and cost-effective products for our customers that can be sold at more favorable profit margins.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 of our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

Common Stock in our 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make discretionary matching contributions.  Through September 15, 2008, the discretionary matching contribution was 1/5th of the first 10% of qualifying compensation that a participant contributed to his or her 401(k) account. Effective September 15, 2008, the discretionary matching contribution was raised to 2/3rds of the first 6% of qualifying compensation. We have the option of making the matching contribution in cash or through the issuance of Company stock. Beginning in 2009, the Company match was made in the form of newly issued Chyron common stock.  During 2009 we issued 164 thousand shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $234 thousand.  In 2008 the charge for the matching contribution that was made in cash, was $150 thousand.  A participant in the plan has 16 investment choices. One of these is our common stock, which participants may freely trade during non-restricted trading periods as defined in our insider-trading policy.

Transactions with Related Parties

During 2008, we paid a member of our Board of Directors approximately $0.1 million for consulting services, including but not limited to, the development of new multi-media products and services arising from our acquisition of AXIS Graphics and the introduction and presentation of AXIS products and services to TV station groups, TV networks, newspaper, radio and online groups. That arrangement ended December 31, 2008.  In August 2009 the Company entered into an arrangement with that Board member for his services in facilitating sales of the Company’s AXIS services.  No amounts were paid to him in 2009 under this arrangement.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.  Additionally, the Company recognizes extended service revenue on our hardware and software products ratably over the service period, generally one to three years.

The Company’s graphics systems are integrated with software that is essential to the functionality of the equipment.  Additionally the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date.  If there is an undeliverable element under the arrangement, the Company defers revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately.  If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered.

In connection with our on-line web-based solutions, all set-up or other up-front fees are recognized ratably as additional services revenue over the expected customer relationship period.

Approximately 32% and 31% of 2009 and 2008 consolidated revenues, respectively, were made to third-party dealers and system integrators (collectively, "dealers"). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

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

Income Taxes

We account for income taxes under an asset and liability approach, which recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse.  Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

At December 31, 2009 approximately $8 million of net operating losses are due to expire in 2012.  The estimated tax benefit that would be realized as these net operating losses are utilized are reflected as deferred tax assets in the balance sheet and approximate $2.7 million at December 31, 2009.  The remaining amount of net operating losses of $41.6 million are not scheduled to expire until 2018 and beyond.  Based on management’s current estimate of book and taxable income for the near future, it was determined that it is more likely than not that we will be able to generate enough taxable income in the respective carry forward periods and will utilize the respective net operating losses.  While we believe that our estimates and assumptions are reasonable, if we do not realize enough taxable income to fully utilize the net operating loss carry forwards, additional valuation allowances or tax provisions may be required.

           The Company recognizes the financial statement impact of tax provisions, taken or expected to be taken, utilizing a more-likely-than-not recognition threshold.  We also recognize any interest and penalties related to tax uncertainties as income tax expense.  At December 31, 2009 there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

Goodwill

We assess the possible impairment of goodwill at least annually, on October 1, at the reporting unit level. We have determined that the reporting unit is the single operating segment disclosed in our current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest. Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  For example, in December 2009 our average value of equity (after addition of an estimated 35% control premium) was approximately 48% greater than our average book value.  Had our average monthly closing stock price been more than 33% lower than it was in the month, the average premium-control adjusted value of equity would have fallen below the average book value, and we would have performed additional impairment testing to determine whether the carrying value of goodwill was impaired, and if so, by what amount.  These percentages will change as the market price for our common stock and our book value change.  We monitor changes in our closing market price and its effect on average control-premium adjusted value of equity, and its relationship to average book value, on an interim basis during the year.

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

Share-Based Compensation

The Company’s share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and other equity awards.  The estimated fair value of these awards, including the effect of forfeitures, is charged to income over the requisite service period, which is generally the vesting period.

The fair value of stock options is estimated at the grant date using the Black-Scholes option valuation model which requires us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields.  The fair value of restricted stock units is based on the market value of the Company’s common stock on the date of grant.  Although we believe our judgments, estimates and/or assumptions related to share-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could affect our financial results.

Fair Value Measurements

Financial assets and liabilities are classified as Level 1, 2 or 3 within the fair value hierarchy.  Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

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

These risks include, but are not limited to, the downturn in the global economy and resulting decrease in capital spending by our customers, product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television and high definition television, our ability to integrate our AXIS online graphics creation solution into our product offerings and to generate profits from AXIS, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain of our products to be obsolete, competitors with significantly greater financial resources, new product introductions by competitors, seasonality, ability to maintain adequate levels of working capital, our ability to successfully maintain the level of operating costs, expansion into new markets, the Company's belief that it has started building the foundation for future growth and pushed forward with reinventing its core business from products to services, the Company's belief that it has built a stronger business, the Company's efforts to reinvent its core business by transitioning from a products company to a services company, the Company's confidence in the adequacy of its balance sheet, working capital and ability to generate sufficient cash from operations to fund its current growth strategy, the Company's business continuing to improve in the first few months in 2010 and the Company's confidence that the worst media recession in the past 50 years may now be behind it, the Company's belief that it is in a stronger position to benefit from any economic recovery, and, the Company's optimism that its efforts in 2009 can provide sustainable competitive advantage and help position it to be better able to seize market share in future years. Please also see the discussion under "Risk Factors" in Part I, Item 1A appearing elsewhere in this Annual Report on Form 10-K for more details regarding these and other risks.

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
Melville, New York

We have audited the accompanying consolidated balance sheets of Chyron Corporation as of December 31, 2009 and 2008 and the related consolidated statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chyron Corporation at December 31, 2009 and 2008, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO Seidman, LLP
Melville, New York
March 29, 2010

CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

December 31,
Assets	2009	2008
Current assets:
Cash and cash equivalents	$5,238	$5,322
Accounts receivable, net	3,477	3,199
Inventories, net	2,515	2,853
Deferred taxes	2,490	2,669
Prepaid expenses and other current assets	943	923
Total current assets	14,663	14,966

Property and equipment, net	2,106	1,354
Intangible assets, net	885	1,020
Goodwill	2,066	2,066
Deferred taxes	17,705	17,001
Other assets	148	6
TOTAL ASSETS	$37,573	$36,413

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,059	$2,575
Deferred revenue	2,442	2,089
Current portion of term loan	326	-
Capital lease obligations	35	35
Total current liabilities	5,862	4,699

Pension liability	2,327	1,910
Deferred revenue	634	396
Term loan	461	-
Other liabilities	205	74
Total liabilities	9,489	7,079

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,864,205 and 15,663,675
at December 31, 2009 and 2008, respectively	159	157
Additional paid-in capital	80,087	78,316
Accumulated deficit	(51,461)	(48,344)
Accumulated other comprehensive loss	(701)	(795)
Total shareholders' equity	28,084	29,334
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,573	$36,413

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2009	2008

Product revenues	$20,807	$30,654
Service revenues	4,807	3,683
Total revenues	25,614	34,337

Cost of sales	8,017	10,349
Gross profit	17,597	23,988

Operating expenses:
Selling, general and administrative	14,031	16,437
Research and development	7,118	6,307

Total operating expenses	21,149	22,744

Operating (loss) income	(3,552)	1,244

Interest expense	(57)	(98)
Interest income	1	52
Other (loss) income, net	(47)	10

(Loss) income before income taxes	(3,655)	1,208
Income tax benefit, net	538	16,607

Net (loss) income	$(3,117)	$17,815

Net (loss) income per share:
Basic	$(0.20)	$1.14
Diluted	$(0.20)	$1.08

Weighted average shares used in computing net (loss) income
per share:
Basic	15,765	15,590
Diluted	15,765	16,517

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income	$(3,117)	$17,815
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	1,071	973
Deferred tax asset allowance reversal		(17,454)
Deferred income tax (benefit) expense	(544)	781
Share-based compensation expense	1,505	1,134
Inventory provisions	297	234
Other	258	(28)
Changes in operating assets and liabilities:
Accounts receivable	(278)	2,710
Inventories	41	(291)
Prepaid expenses and other assets	(175)	(496)
Accounts payable and accrued expenses	484	(2,911)
Deferred revenue	591	124
Other liabilities	611	(772)
Net cash provided by operating activities	744	1,819

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of AXIS Graphics	-	(2,079)
Acquisition of property and equipment	(1,605)	(894)
Net cash used in investing activities	(1,605)	(2,973)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	977	-
Proceeds from exercise of stock options	34	224
Payments on term loan	(190)	-
Payments on capital lease obligations	(44)	(38)
Net cash provided by financing activities	777	186

Change in cash and cash equivalents	(84)	(968)
Cash and cash equivalents at beginning of year	5,322	6,290
Cash and cash equivalents at end of year	$5,238	$5,322

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$57	$58
Taxes (refunded) paid	(5)	126
Assets acquired under capital lease	84	-
Stock issued for 401(k) match	234	-
Restricted stock issued for acquisition	-	1,027
Deferred pension (gain) loss	(84)	965

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other
			Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total
Balance at January 1, 2008	15,309	$153	$75,935	$(66,159)	$207	$10,136

Net income				17,815		17,815

Deferred pension loss, net of tax					(965)	(965)

Cumulative translation adjustment					(37)	(37)

Total comprehensive income						16,813

Share-based compensation			1,134			1,134

Shares issued upon exercise of stock options	159	2	222			224

Restricted shares issued for acquisition	195	2	1,025			1,027

Balance at January 1, 2009	15,663	157	78,316	(48,344)	(795)	29,334

Net loss				(3,117)		(3,117)

Deferred pension gain, net of tax					84	84

Cumulative translation adjustment					10	10

Total comprehensive loss						(3,023)

Share-based compensation			1,505			1,505

Shares issued upon exercise of stock options	37		34			34

Shares issued for 401(k) match	164	2	232			234

Balance at December 31, 2009	15,864	$159	$80,087	$(51,461)	$(701)	$28,084

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron provides sophisticated graphics offerings that include Chyron's AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application.  As a pioneer of Graphics as a Service for digital video media, Chyron addresses the world of digital and broadcast graphics with web, mobile, HD, 3D and newsroom integration solutions.

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

Cash and Cash Equivalents

Cash includes cash on deposit, overnight repurchase agreements, and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. Cash and cash equivalents include $4.2 million and $5.0 million of investments in overnight repurchase agreements at December 31, 2009 and 2008, respectively. Repurchase agreements are collateralized by U.S. Treasury and federal agency securities with a fair value of 102% of the securities sold. The Company maintains accounts with financial institutions which at times, exceed federally insured limits. This credit risk is divided among five financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value.

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

Goodwill

Goodwill is not amortized, but is tested at least annually, on October 1, for impairment at the reporting unit level. The reporting unit is the single operating segment presented in these financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2009.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectability is reasonably assured.  In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.  Additionally, the Company recognizes extended service revenue on our hardware and software products ratably over the service period, generally one to three years.

The Company’s graphics systems are integrated with software that is essential to the functionality of the equipment.  Additionally, the Company provides unspecified software upgrades and enhancements related to most of these products through maintenance contracts.

The Company uses the residual method to recognize revenue when an agreement includes one or more elements to be delivered at a future date.  If there is an undeliverable element under the arrangement, the Company defers revenue based on vendor-specific objective evidence of the fair value of the undelivered element, as determined by the price charged when the element is sold separately.  If vendor-specific objective evidence of fair value does not exist for all undelivered elements, the Company defers all revenue until sufficient evidence exists or all elements have been delivered.

In connection with our on-line web-based solutions, all set-up or other up-front fees are recognized ratably as additional services revenue over the estimated customer relationship period.

Approximately 32% and 31% of 2009 and 2008 consolidated revenues, respectively, were made to third-party dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as a component of cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $24 thousand in 2009 and $160 thousand in 2008.

Income Taxes

We account for income taxes under an asset and liability approach, which recognizes deferred tax assets and liabilities are determined based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

The Company recognizes the financial statement impact of tax positions, taken or expected to be taken, utilizing a more-likely-than not recognition threshold.  We also recognize any interest and penalties related to tax uncertainties as income tax expense.  At December 31, 2009 there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis in our Consolidated Statements of Operations. Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Foreign Currencies

Assets and liabilities of our foreign subsidiaries, which are of immaterial amounts, are translated into U.S. dollars at the period end rate of exchange, while revenues and expenses are translated at the average exchange rate during the period. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2009 and 2008 were losses of $0.05 million and $0.04 million, respectively.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents.  Potentially dilutive shares are excluded from the computation of diluted earnings per share when their effect is anti-dilutive.  Shares used to calculate earnings per share are as follows (in thousands):

	Year Ended December 31,
	2009	2008
Basic weighted average shares outstanding	15,765	15,590
Effect of dilutive stock options	-	927
Diluted weighted average shares outstanding	15,765	16,517

Weighted average shares which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive
Stock options	3,460	423
Restricted stock units	130	-
	3,590	423

Share-Based Compensation

The Company’s share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and other equity awards.  The estimated fair value of these awards, including the effect of forfeitures, is charged to income over the requisite service period, which is generally the vesting period.

The fair value of stock options is estimated at the grant date using the Black-Scholes option valuation model.  The fair value of restricted stock units is based on the market value of the Company’s common stock on the date of grant.

Fair Value Measurements

Financial assets and liabilities are classified as Level 1, 2 or 3 within the fair value hierarchy.  Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that we have the ability to access.  Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.  Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

Retirement-Related Benefits

The Company recognizes in its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit plan.  This asset or liability is measured as the difference between the fair value of plan assets and the benefit obligation of the plan.  For the pension plan, the benefit obligation is the projected benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees.  Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit (expense), are recognized as a component of Accumulated Other Comprehensive Income (Loss).  Pension expense is charged to operating expenses.

Recent Accounting Pronouncements

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for the Company beginning January 1, 2011, with earlier adoption permitted.  Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant recognition guidance.  Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance.  Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method.  The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition.  The Company is currently assessing the potential effect, if any, on its financial statements.

In June 2009, the FASB issued authoritative guidance of variable interest entities, which is effective for the Company beginning January 1, 2010.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests.  The Company believes adoption of this new guidance will not have a material impact on its financial statements.

2.           ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.42 and $0.48 million at December 31, 2009 and 2008, respectively. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2009 and 2008, receivables included approximately $1.5 million and $1.2 million, respectively, due from foreign customers.

Bad debt expense amounted to zero in 2009 and 2008. We record an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible and an additional allowance based on historical experience and management's assessment of the general financial conditions affecting our customer base. We also evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or credit insurance) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

3.           INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2009	2008
Finished goods	$492	$410
Work-in-progress	308	323
Raw material	1,715	2,120
	$2,515	$2,853

Inventories are stated net of reserves of approximately $5.0 million and $5.1 million at December 31, 2009 and 2008, respectively.

4.           ACQUISITION OF AXIS

In January 2008, Chyron purchased substantially all of the assets and certain liabilities of AXIS Graphics (“AXIS”).  The results of operations of AXIS have been included in our consolidated statements of operations since the acquisition date.

The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on estimates of their respective fair values at the date of acquisition. All amounts will be deductible for federal tax purposes. Following is a summary of the purchase price allocation (in thousands):

Fixed assets	$41
Intangible assets	1,142
Goodwill	2,066
$3,249

We believe that the goodwill resulting from the acquisition reflects the unique, proprietary web-based solution that has pioneered online graphics production and expands our reach to include non-broadcast clients like newspapers, radio stations, mobile phones and anyone producing content for the Internet.

We assess the possible impairment of goodwill at least annually, on October 1, at the reporting unit level.  Impairment is the condition that exists when the carrying amount of goodwill exceed its implied fair value.  The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill.  We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest.  Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares.  A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit.  If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized.  We monitor changes in our closing market price and its effect on fair value and the relationship to the carrying value.  Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired.  At December 31, 2009, the Company did not identify any potential impairment related to its goodwill.

The components and estimated useful lives of intangible assets as of December 31, 2009 and 2008 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	2009
	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$304	$40	$264	15 years
Proprietary technology	620	124	496	10 years
Non-compete agreement	25	16	9	3 years
Customer relationships	170	71	99	10 years
Domain name and related website	23	6	17	15 years
	$1,142	$257	$885

	2008
	Gross Amount	Accumulated Amortization	Net Amount	Estimated Useful Life
Tradenames	$304	$19	$285	15 years
Proprietary technology	620	62	558	10 years
Non-compete agreement	25	8	17	3 years
Customer relationships	170	29	141	10 years
Doman name and related website	23	4	19	15 years
	$1,142	$122	$1,020

Amortization expense related to intangible assets for the years ended December 31, 2009 and 2008 was $135 thousand and $122 thousand, respectively.  Annual amortization expense, in thousands, for intangible assets over the next five years ending December 31 is summarized as follows:

2010	$122
2011	105
2012	99
2013	95
2014	92
Thereafter	372

In connection with the purchase of AXIS, we issued non-qualified stock options to purchase 500,000 shares of the Company’s common stock, at the exercise price of $5.26 per share, representing the closing market price on the grant date.  The stock options were to vest in four tranches, with vesting being contingent on attainment of designated revenue targets for AXIS products in 2008 and 2009.  These options were cancelled because the designated revenue targets for AXIS were not achieved in 2008 or 2009.

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):
	December 31,
	2009	2008
Machinery and equipment	$4,031	$2,875
Furniture and fixtures	1,439	1,108
Leasehold improvements	232	108
	5,702	4,091
Less: Accumulated depreciation
and amortization	3,596	2,737
	$2,106	$1,354

Depreciation expense, which includes amortization of assets under capital lease, was $0.9 million and $0.8 million in 2009 and 2008, respectively.

The value of equipment recorded under capital leases was approximately $0.15 million at December 31, 2009 and 2008.

6.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2009	2008
Accounts payable	$1,839	$1,363
Accrued salaries, and other employee benefits	711	711
Accrued warranty (Note 13)	50	50
Accrued medical costs	269	255
Other	190	196
	$3,059	$2,575

7.           CREDIT FACILITY

The Company has a credit facility with a U.S. bank which expires on March 31, 2010.  We have agreed in principle and have signed our acceptance of the bank’s proposal letter, and expect to complete closing by March 31, 2010 to extend the facility to March 30, 2011. The credit facility provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. At December 31, 2009 available borrowings were approximately $1.1 million based on this formula. The revolver under the new credit facility will bear interest at Prime +1.75%.  The new credit facility also provides for a $0.5 million equipment line of credit to finance eligible equipment purchases. Advances under the equipment line of credit will become a term loan (“term loan”) bearing interest at Prime +2%.  Advances on the equipment line of credit shall be made within 120 days of purchase in minimum draws of $100,000 through December 31, 2010. A term loan from advances on the line will be repaid in thirty-six equal monthly installments of principal plus interest.

The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank.  The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.5, measured at month end, and minimum tangible net worth of $24 million (reduced to $22 million under the new credit facility), increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter end (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

On May 29, 2009, the Company received an advance on the equipment line of credit which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest.  Interest expense related to the term loan was $31 thousand for the year ended December 31, 2009.

Principal payments related to the term loan at December 31, 2009 are as follows (in thousands):
2010           $326
2011             326
2012             135

8.           LONG-TERM INCENTIVE PLAN

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), we may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At December 31, 2009 there were 0.2 million shares available to be granted under the Plan.  We issue new shares to satisfy the exercise or release of share-based awards.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted during the years ended December 31, 2009 and 2008, were estimated based on the following weighted average assumptions:

	2009	2008
Expected volatility	91.6%	101.4%
Risk-free interest rate	2.39%	2.47%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Estimated fair value per option granted	$1.02	$2.53

Stock option activity under the Plan, is as follows:
			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contracted	intrinsic
	options	price	term (years)	value

Outstanding at January 1, 2008	2,244,191	$2.54
Options granted	1,219,676	4.96
Options exercised	(158,906)	1.40
Options forfeited and cancelled	(298,235)	5.59
Outstanding at December 31, 2008	3,006,726	3.28
Options granted	1,002,750	1.35
Options exercised	(36,502)	.95
Options forfeited and cancelled	(648,880)	4.13
Options outstanding at December 31, 2009	3,324,094	2.55	6.84	$(1,576,255)
Options exercisable at December 31, 2009	1,952,873	2.59	5.31	$(989,447)

The aggregate intrinsic value of options exercised during the year ended December 31, 2009 and 2008 was approximately $56,000 and $692,000, respectively.

A summary of our non-vested options as of December 31, 2009 and changes during the year is presented below:

		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2009	1,302,884	$3.64
Granted	1,002,750	1.02
Vested	(489,207)	3.37
Forfeited and cancelled	(445,206)	3.92
Nonvested at December 31, 2009	1,371,221	2.27

During 2009 we issued 225,000 restricted stock units (RSU’s) at a weighted average grant-date fair value of $1.70.  RSU’s are equity awards that are granted to employees entitling the holder to shares of common stock as the award vests.  We measure the value of the RSU’s at fair value based on the number of shares granted and the closing market price of our common stock at the date of grant.  We amortize the fair value, net of estimated forfeitures, as share-based compensation expense over the vesting period on a straight line basis which resulted in an expense of $0.03 million in 2009.  At December 31, 2009 all RSU’s granted in 2009 are unvested and outstanding and are required to be settled in shares.

The impact on our results of operations of recording share-based compensation expense for the years ended December 31, 2009 and 2008 is as follows:

	2009	2008
Cost of sales	$164,680	$124,406
Research and development	571,670	358,638
Selling, general and administrative	768,506	650,915
	$1,504,856	$1,133,959

 9.           OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign	Pension	Accumulated
	Currency	Benefit	Other
	Translation	Costs, net	Comprehensive
	Adjustments	of tax	Income (Loss)
January 1, 2008	$14	$193	$207
Change for period	(37)	(965)	(1,002)
December 31, 2008	(23)	(772)	(795)
Change for period	10	84	94
December 31, 2009	$(13)	$(688)	$(701)

10.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2009	2008
Deferred tax assets:
Net operating loss carryforwards	$17,366	$16,648
Inventory	2,161	2,185
Other liabilities	1,040	845
Fixed assets and capitalized software	250	345
Other temporary differences	131	233
	20,948	20,256
Deferred tax valuation allowance	753	586
	$20,195	$19,670

Accounting standards requires us to periodically assess whether it is more likely or not that we will generate sufficient taxable income to realize our deferred income tax assets. Accordingly, the Company had previously provided a valuation allowance against its deferred tax assets since the realization of these tax benefits could not be reasonably assured.  During 2008, the Company reversed substantially all its valuation allowance of $17.4 million, related to its deferred tax assets since management determined that it was more likely than not these assets will be realized through offsetting of taxable income by the related net operating loss carryforwards in future years. This determination was primarily based on cumulative positive earnings in recent years and projected taxable income in the future. In evaluating our ability to realize our deferred tax assets we considered all available positive and negative evidence including our past operating results and our forecast of future taxable income.  The income tax benefit is a non-cash item in 2008. It is expected that the future realization of the related deferred tax assets will result in the Company not having to pay income tax that it otherwise would have had to pay. The reversal of the $17.4 million valuation allowance for deferred tax assets had the effect of a one-time, non-recurring benefit on the Company's net income for the year ended December 31, 2008.

The Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at December 31, 2009 was approximately $0.8 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

Our income tax benefit (provision) for the year ended December 31, 2009 and 2008, consisted of the following (in thousands):

	2009	2008
Current:
State and foreign	$(29)	$(51)
Federal	23	(15)
	(6)	(66)
Deferred:
State	43	-
Federal	501	(781)
	544	(781)
Reversal of valuation allowance	-	17,454
Income tax benefit, net	$538	$16,607

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2009		2008
	Amount	%	Amount	%

Federal income tax at statutory rate	$(1,243)	34.0	$411	34.0
Permanent differences	575	(14.4)	422	34.9
International taxes and rate differentials and other	130	(4.9)	14	1.1
Effect of valuation allowance of deferred tax assets	-	-	(17,454)	(1,446.1)
	$(538)	14.7	$(16,607)	(1,376.1)

At December 31, 2009, we had U.S. Federal net operating loss carryforwards ("NOLs") of approximately $50 million expiring between the years 2012 through 2029. We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2006 through 2009 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

11.           FAIR VALUE MEASUREMENTS

The Company adopted the provisions of ASC 820-10, Fair Value Measurements and Disclosures with respect to its non-financial assets and liabilities effective January 1, 2009.  The adoption of ASC 820-10 did not have an impact on the Company’s consolidated financial statements.

Financial assets and liabilities at fair value at December 31, 2009 are classified in one of the three categories, which are described below.

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

In determining fair value, the Company utilizes valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs to the extent possible as well as considers a counterparty credit risk in its assessment of fair value.

The carrying amount of cash, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature.  The Company believes that borrowings outstanding under its term loan approximate fair value because such borrowings bear interest at current variable market rates.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain indentifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable.  If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value.  Measurements based on undiscounted cash flows are considered to be level 3 inputs.  During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level using the market capitalization approach.  Thus, the fair value of the reporting unit is represented by the fair value of the Company, assuming a controlling interest.  As such, a premium for control is added to the non-controlling equity value, as calculated by the market price of the Company common stock which is publicly traded.  This measurement would be classified based on level 2 input.

12.           BENEFIT PLANS

Chyron has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. The U.S. Pension Plan was closed to new employees that joined the Company on or after October 1, 2006. Pension expense is actuarially determined using the projected unit credit method. Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, the Company may choose to make a discretionary contribution to the Pension Plan to reduce the unfunded liability.  No contribution was required in 2009 based on these requirements and we also expect that no contribution will be required in 2010.  We use a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2009	2008
Reconciliation of projected benefit obligation:
Obligation at January 1	$5,688	$4,817
Service cost	404	415
Interest cost	329	298
Actuarial loss	250	180
Benefit payments	(175)	(22)
Obligation at December 31	$6,496	$5,688

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$3,778	$3,499
Actual return (loss) on plan assets	566	(876)
Employer contributions		1,177
Benefit payments	(175)	(22)
Fair value of plan assets at December 31	$4,169	$3,778

Funded Status:
Funded (unfunded) status at December 31	$(2,327)	$(1,910)

Projected benefit obligation	$6,496	$5,688
Accumulated benefit obligation	5,545	4,715
Fair value of plan assets	4,169	3,778

Amounts recognized in consolidated
balance sheets:
Prior service credit	$69	$95
Net loss	(1,138)	(1,265)
Accumulated other comprehensive income (loss)	(1,069)	(1,170)

Net periodic benefit cost in excess of
accumulated contributions	(1,258)	(740)
Net amount recognized in consolidated
balance sheet	$(2,327)	$(1,910)

	2009	2008
Components of net periodic pension cost:
Service cost	$403	$414
Interest cost	329	298
Expected return on plan assets	(256)	(282)
Actuarial loss	67
Amortization of prior service cost	(25)	(25)
Net periodic benefit cost	518	405

Other changes in plan assets and benefit
obligations recognized in other comprehensive
income:
Net actuarial loss (gain)	(59)	1,338
Amortization of net loss	(67)
Amortization of prior service cost	25	25
Total loss (gain) recognized in
other comprehensive (income) loss	(101)	1,363

Total recognized in net periodic benefit cost
and other comprehensive (income) loss	$417	$1,768

In 2010, the Company expects to recognize approximately $25 thousand of the prior service cost benefit and $49 thousand of the net actuarial loss as components of pension expense.

Weighted-average assumptions used to
determine net periodic benefit cost for the
years ended December 31:
Discount rate	6.20%	6.50%
Expected long term return on plan assets	7.50%	7.50%
Rate of compensation increase	4.00%	4.00%

Weighted-average assumptions used to
determine pension benefit obligation
as of December 31:
Discount rate	6.00%	6.20%
Rate of compensation increase	4.00%	4.00%

The assumed expected long-term rate of return on plan assets is an estimate based on our plan investment guidelines which specify our strategic asset allocation, historical performance for the various asset classes in our strategic allocation, and our expectations for long-term rates of return for these various asset classes. We recognize that market performance varies and that our assumed expected long-term rate of return may not be meaningful during some periods. We re-evaluate our assumed expected long-term rate of return on plan assets annually through discussion with our plan investment manager. We select that return which we believe best reflects a reasonable expected return on funds invested and to be invested to provide for the benefits included in the projected benefit obligation. The overall investment objective for the pension plan investment portfolio is to achieve the highest level of return with the least amount of risk. Our actual pension plan asset allocations at December 31, 2009 and 2008 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2010	2009	2008
Equity securities	55% (+/- 1 to 5%)	55%	48%
Debt securities	35% (+/- 1 to 5%)	30%	36%
Cash and cash equivalents	10% (+/- 1 to 10%)	15%	16%

The following table presents estimated future benefit payments over the next ten years (in thousands):

2010	$ 175
2011	168
2012	170
2013	425
2014	214
2015 to 2019	2,119

The amortization of gains and losses is determined by using a 10% corridor of the greater of the market-related value of assets and the projected benefit obligation. Total unamortized gains and losses in excess of the corridor are amortized into income over the average remaining future service. Prior service costs/(benefits) are amortized over the average remaining future service at the time the prior service was established. Average remaining future service as of January 1, 2009 was about 10 years.

The following table sets forth by level, within the fair value hierarchy, the Plan’s assets measured at fair value on a recurring basis as of December 31, 2009:

	Level 1	Level 2	Level 3	Total
Government and other fixed income securities	$344,403	$937,913	$-	$1,282, 316

Equities	2,250,010	-	-	2,250,010
	$2,594,413	$937,913	$	$3,532,326

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary matching contributions of the compensation contributed by a participant.  Through September 15, 2008 the matching contribution was 1/5th of the first 10% of qualifying compensation that a participant contributed to his or her 401(k) account. Effective September 15, 2008, the discretionary matching contribution was raised to 2/3rds of the first 6% of qualifying compensation. The Company has the option of making the matching contributions in cash or through shares of Company common stock.  Employees will vest in the matching contributions in equal increments annually over three years.  Beginning in 2009, the Company match was made in the form of newly issued Chyron common stock.  As a result, during 2009 we issued 164 thousand shares of common stock in lieu of an aggregate cash match of $234 thousand.  In 2008 the charge for the matching contribution, which was made in cash, was $150 thousand.

We also have several U.K. employees that are provided with pension benefits through the Chyron International Corporation Group Personal Pension Plan (the "CIC Pension Plan"). Under the CIC Pension Plan, each member has an individual account within the defined contribution plan and the Company contributes monthly an amount equal to 3% of his/her salary.

13.           PRODUCT WARRANTY

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

	2009	2008

Balance at beginning of period	$50	$50
Provisions	9	26
Warranty services provided	(9)	(26)
	$50	$50

14.           COMMITMENTS AND CONTINGENCIES

At December 31, 2009, we were obligated under operating and capital leases, expiring at various dates through 2019, covering facility space and equipment as follows (in thousands):

	Operating	Capital

2010	$615	$35
2011	620	27
2012	641	26
2013	665	6
2014	680	-
thereafter	3,289	-

The operating lease contains provisions for escalations and for facility maintenance. Total rent expense was $0.7 million and $0.42 million in 2009 and 2008, respectively.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. Had all such key and other covered employees been terminated at December 31, 2009, for a reason other than a change in control, the estimated total severance and benefits would have approximated $1.6 million. In addition, three executive officers have change in control agreements entitling them to certain additional benefits totaling $1.9 million that would be payable in the event of a change in control.

At December 31, 2009, we had firm purchase commitments for inventory components of $1.5 million to be delivered during 2010.

On December 1, 2009, one of our distributors, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010.  IBC’s complaint, as amended, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer served by IBC that expressed the employee’s belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages.  IBC seeks exemplary and punitive damages in an amount up to $30 million. On March 22, 2010, the court set a trial date of December 14, 2010.  We plan to file a motion to dismiss certain claims in the complaint in the near future.  Because the case is in its early stages and discovery has not yet begun, we cannot predict the possible outcome of the litigation, but we believe IBC’s claims lack merit and we intend to defend against them vigorously.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition, results of operations or liquidity.

15.           RELATED PARTY TRANSACTIONS

A member of our Board of Directors was paid $0.1 million in 2008 for consulting services, including but not limited to, the development of new multi-media products and services arising from the acquisition of AXIS Graphics and the introduction and presentation of AXIS products and services to TV station groups, TV networks, newspaper, radio and online groups. That arrangement ended December 31, 2008.  In August 2009 the Company entered into an arrangement with that Board member for his services in facilitating sales of the Company’s AXIS services.  No amounts were paid to him in 2009 under this arrangement.

16.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	2009	2008
Revenues from external customers:
United States	$18,525	$26,030
Europe	4,686	3,727
Rest of world	2,403	4,580
	$25,614	$34,337

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, have concluded, that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Annual Report on Form 10-K was being prepared.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended, as a process designed by, or under the supervision of, our principal executive and principal financial officers and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect our transactions and dispositions of our assets;
•
provide reasonable assurance that our transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition or disposition of our assets that could have a material effect on the financial statements.

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework." Based on its assessment, management believes that as of December 31, 2009, the Company's internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-K.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be presented under the captions ELECTION OF DIRECTORS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2010 Annual Meeting of Shareholders ("Proxy Statement"), and is incorporated herein by reference in response to this item.

We have a written code of ethics for senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The code of ethics is available on the Investor Relations section of our website under the heading "Investors" at www.chyron.com.  In addition, the Company will provide to any person, without charge, a copy of such code of ethics, upon written request to: Corporate Secretary, Chyron Corporation, 5 Hub Drive, Melville, NY 11747.

ITEM 11.   EXECUTIVE COMPENSATION

The information called for by this item will be presented under the captions COMPENSATION COMMITTEE REPORT, COMPENSATION DISCUSSION AND ANALYSIS, EXECUTIVE COMPENSATION, DIRECTOR COMPENSATION, and COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information called for by this item will be presented under the captions PRINCIPAL SHAREHOLDERS and EQUITY COMPENSATION PLAN INFORMATION in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information called for by this item will be presented under the caption ELECTION OF DIRECTORS and CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in our Proxy Statement, and is incorporated herein by reference in response to this item.

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be presented under the caption AUDIT COMMITTEE REPORT in our Proxy Statement, and is incorporated herein by reference in response to this item.

PART IV

ITEM 15.   EXHIBITS,  FINANCIAL STATEMENT SCHEDULES

(a)(1)  Financial Statements

See Index to Consolidated Financial Statements on page 48.

(a)(2)  Financial Statement Schedules

Not applicable.

(a)(3)            Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this report on Form 10-K.

Exhibit Index

Exhibit Number	Description

3.1
Restated Certificate of Incorporation filed with the State of New York on December 27, 1991 (previously filed as Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (File No. 000-05110) and incorporated herein by reference)

3.2
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on February 7, 1997 (previously filed as Exhibit 3(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

3.3
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on September 19, 2007 (previously filed as Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2007 (File No. 001-09014) and incorporated herein by reference)

3.4
Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 15, 2009 (File No. 001-09014) and incorporated herein by reference)

10.1*
Indemnification Agreement between Chyron Corporation and Christopher R. Kelly effective as of August 30, 1999 (previously filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.2*
Indemnification Agreement between Chyron Corporation and Michael Wellesley-Wesley effective as of November 19, 1996 previously filed as Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

10.3*
Indemnification Agreement between Chyron Corporation and Jerry Kieliszak effective as of March 1, 2002 (previously filed as Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.4*
Indemnification Agreement between Chyron Corporation and Kevin Prince effective as of October 1, 2004 (previously filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-09014) and incorporated herein by reference)

10.5*
Indemnification Agreement between Chyron Corporation and Michael Wheeler effective as of February 1, 2006( previously filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.6*
Indemnification Agreement between Chyron Corporation and Peter Frey effective as of May 14, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.7*
Indemnification Agreement between Chyron Corporation and Roger L. Ogden effective as of May 14, 2008 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.8*
Indemnification Agreement between Chyron Corporation and Robert A. Rayne effective as of May 14, 2008 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.9*
Indemnification Agreement between Chyron Corporation and Dawn Johnston effective as of April 3, 2002 (previously filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.10*
Indemnification Agreement between Chyron Corporation and Michael Wellesley-Wesley, Trustee, Chyron Corporation Employee's Pension Plan, dated February 1, 2003 (previously filed as Exhibit 10(j) to the Registrant's Annual Report for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.11*
Indemnification Agreement between Chyron Corporation and Jerry Kieliszak, Trustee, Chyron Corporation Employee's Pension Plan, dated March 1, 2002  (previously filed as Exhibit 10(ac) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.12*
Employment Agreement between Chyron Corporation and Michael Wellesley-Wesley dated as of September 19, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2008 (File No. 001-09014) and incorporated herein by reference)

10.13*
Change-in-Control Agreement between Michael Wellesley-Wesley and Chyron Corporation dated September 19, 2008 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2008 (File No. 001-09014) and incorporated herein by reference)

10.14*
Change-in-Control Agreement between Chyron Corporation and Jerry Kieliszak dated October 26, 2007 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.15*
Change-in-Control Agreement between Chyron Corporation and Kevin Prince dated October 26, 2007 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.16*
Terms of Severance Agreement between Chyron Corporation and Jerry Kieliszak dated October 26, 2007 (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.17*
General Agreement for Consulting Services between Chyron Corporation and Michael Wheeler dated as of August 5, 2009 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 7, 2009 (File No. 001-09014) and incorporated herein by reference)

10.18*
Chyron Corporation 1999 Incentive Compensation Plan (previously filed as Exhibit 1 to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 7, 1999 (SEC File No. 000-05110) and incorporated herein by reference)

10.19*
Chyron Corporation 2008 Long-Term Incentive Plan (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.20*
Chyron Corporation Employees Severance Plan amended August 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2006 (File No. 001-09014) and incorporated herein by reference)

10.21
Loan and Security Agreement between Silicon Valley Bank and Chyron Corporation dated as of June 19, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2008 (File No. 001-09014) and incorporated herein by reference)

10.22
First Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated April 16, 2009 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 18, 2009 (File No. 001-09014) and incorporated herein by reference)

10.23
Second Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated June 18, 2009 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on June 18, 2009 (File No. 001-09014) and incorporated herein by reference)

10.24
Asset Purchase Agreement by and among Chyron Corporation, Axis Graphics, LLC, and Pyburn Films, Inc. (previously filed as Exhibit 10.1 the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 2008 (File No. 001-09014) and incorporated herein by reference)

10.25
Subordinated 5% Promissory Note issued by Chyron Corporation to Axis Graphics, LLC (previously filed as Exhibit 10.2 the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 2008 (File No. 001-09014) and incorporated herein by reference)

10.26
Second Amendment to Lease by and between Rechler Equity B-1 LLC and Chyron Corporation dated January 20, 2009 (previously filed as exhibit 10.29 to the Registrant’s Annual Report on Form 10-K filed with the commission on March 25, 2009 (File No. 001-09014) and incorporated herein by reference)

10.27*
Consulting Agreement between Chyron Corporation and Eugene Weber dated December 19, 2008 (previously filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 19, 2008 (File No. 001-09014) and incorporated herein by reference)

10.28*
2009 Chyron Corporation Salary Deferral Plan for Highly Compensated Employees (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on December 18, 2008  (File No. 001-09014) and incorporated herein by reference)

10.29*
Form of Restricted Stock Unit Award under the Chyron Corporation 2008 Long-Term Incentive Plan (previously filed as Exhibit 10.1 the Registrant's Current Report on Form 8-K filed with the Commission on November 13, 2009 (File No. 001-09014) and incorporated herein by reference)

10.30*	Indemnification Agreement between Chyron Corporation and Susan Clark-Johnson effective as of March 10, 2010**
10.31*	Chyron Corporation Non-Employee Director Compensation Policy adopted December 9, 2009 **
23.1	Consent of BDO Seidman, LLP **
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

Date: March 29, 2010	/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated.

Signature	Title	Date

/s/ Michael Wellesley-Wesley	President, CEO and Director	March 29, 2010
Michael Wellesley-Wesley	(principal executive officer)

/s/ Jerry Kieliszak	Senior Vice President and Chief Financial	March 29, 2010
Jerry Kieliszak	Officer (principal financial officer)

/s/ Roger L. Ogden	Chairman of the Board of Directors	March 29, 2010
Roger L. Ogden

/s/ Susan Clark-Johnson	Director	March 29, 2010
Susan Clark-Johnson

/s/ Peter F. Frey	Director	March 29, 2010
Peter F. Frey

/s/ Christopher R. Kelly	Director	March 29, 2010
Christopher R. Kelly

/s/ Robert A. Rayne	Director	March 29, 2010
Robert A. Rayne

/s/ Michael C. Wheeler	Director	March 29, 2010
Michael C. Wheeler

/s/ Dawn R. Johnston	Corporate Controller	March 29, 2010
Dawn R. Johnston