Form 10-Q
period 2010-03-31
CHYRON CORP
filed 2010-05-10
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to _________.

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on May 1, 2010 was 15,943,418.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2010 (unaudited)
	and December 31, 2009	3
	Consolidated Statements of Operations (unaudited) for the Three
	Months ended March 31, 2010 and 2009	4
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2010 and 2009	5
	Notes to Consolidated Financial Statements (unaudited)	6

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	12

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	17

Item 4(T).	Controls and Procedures	17

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	18

Item 1A.	Risk Factors	18

Item 6.	Exhibits	18

PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	March 31,	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$4,858	$5,238
Accounts receivable, net	4,560	3,477
Inventories, net	2,486	2,515
Deferred taxes	2,331	2,490
Prepaid expenses and other current assets	855	943
Total current assets	15,090	14,663

Property and equipment, net	1,983	2,106
Intangible assets, net	855	885
Goodwill	2,066	2,066
Deferred taxes	17,721	17,705
Other assets	137	148
TOTAL ASSETS	$37,852	$37,573

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,357	$3,059
Deferred revenue	2,518	2,442
Current portion of term loan	326	326
Capital lease obligations	35	35
Total current liabilities	6,236	5,862

Pension liability	2,457	2,327
Deferred revenue	739	634
Term loan	380	461
Other liabilities	217	205
Total liabilities	10,029	9,489

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,914,437 at March 31, 2010
and 15,864,205 at December 31, 2009	159	159
Additional paid-in capital	80,493	80,087
Accumulated deficit	(52,115)	(51,461)
Accumulated other comprehensive loss	(714)	(701)
Total shareholders' equity	27,823	28,084
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,852	$37,573

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands, except per share amounts)

(Unaudited)

	2010	2009
Product revenues	$5,360	$5,133
Service revenues	1,512	1,137
Total revenues	6,872	6,270

Cost of sales	2,045	2,050
Gross profit	4,827	4,220

Operating expenses:
Selling, general and administrative	3,626	3,454
Research and development	1,658	1,830

Total operating expenses	5,284	5,284

Operating loss	(457)	(1,064)

Interest expense	(17)	(5)

Other (loss) income, net	(22)	(35)

Loss before taxes	(496)	(1,104)

Income tax (expense) benefit, net	(158)	226

Net loss	$(654)	$(878)

Net loss per share - basic and diluted	$(0.04)	$(0.06)

Weighted average shares outstanding:
Basic	15,897	15,682
Diluted	15,897	15,682

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2010 AND 2009
(In thousands)
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(654)	$(878)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	255	214
Deferred income tax expense (benefit)	143	(236)
Inventory provisions	-	154
Share-based payment arrangements	405	425
Other	57	43
Changes in operating assets and liabilities:
Accounts receivable	(1,083)	(757)
Inventories	29	142
Prepaid expenses and other assets	95	34
Accounts payable and accrued expenses	230	544
Deferred revenue	181	245
Other liabilities	151	101
Net cash (used in) provided by operating activities	(191)	31

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(101)	(55)
Net cash used in investing activities	(101)	(55)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	1	-
Payments on capital lease obligations	(8)	(8)
Payments on term loan	(81)	-
Net cash used in financing activities	(88)	(8)

Change in cash and cash equivalents	(380)	(32)
Cash and cash equivalents at beginning of period	5,238	5,322
Cash and cash equivalents at end of period	$4,858	$5,290

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$14	$2
Stock issued for 401(k) match	66	47

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

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2010 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2010 and 2009. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 figures included herein were derived from such audited consolidated financial statements.

In June 2009, the FASB issued authoritative guidance for variable interest entities, which was effective for the Company beginning January 1, 2010.  The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. The adoption of this new guidance did not have any impact on our financial position, results of operations or cash flows for the three months ended March 31, 2010.

Effective January 1, 2010, we adopted the amendment to authoritative literature that modifies the revenue recognition guidance for establishing separate units of accounting in a multiple element arrangement and requires the allocation of arrangement consideration to each deliverable in the arrangement based on the fair value of the elements. The fair value for each deliverable is based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE nor TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis.

Also on January 1, 2010, we adopted the amendment to authoritative literature that modifies the revenue recognition guidance for the sale of tangible products that contain software that is more than incidental to the functionality of the product as a whole. More specifically, the revised accounting guidance indicates that when a product has tangible and software components that function together to deliver the essential functionality of the product as a whole, that product should be excluded from the scope of software revenue accounting guidance, as opposed to the previous accounting guidance where such an instrument would be subject to the rules detailed in the software revenue guidance.

We adopted both of these amendments to the revenue recognition guidance on a prospective basis. The adoption of these amendments did not have a significant impact on our financial position, results of operations or cash flows for the three months ended March 31, 2010.

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed based on the weighted average number of common shares outstanding. Diluted earnings (loss) per share is based on the sum of the weighted average number of common shares outstanding and common stock equivalents. Potentially dilutive shares are excluded from the computation of diluted earnings per share when their effect is anti-dilutive. Shares excluded from the calculation are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009

Weighted average shares which are not included in
the calculation of diluted earnings (loss) per
share because their impact is anti-dilutive:
Stock options	3,317	2,999
Restricted stock units	306	-
	3,623	2,999

2.           LONG TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the “Plan”), we may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. We issue new shares to satisfy the exercise or release of share-based awards.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on the U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. The fair values of the options granted during the three months ended March 31, 2010 and 2009, were estimated based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Expected volatility	82.23%	93.91%
Risk-free interest rate	2.79%	2.23%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Estimated fair value per option granted	$1.57	$0.77

During the quarter ended March 31, 2010 we issued 116,240 restricted stock units, or RSU’s, at a weighted average grant-date fair value of $2.10.  RSU’s are equity awards that are granted to employees entitling the holder to shares of common stock as the award vests. We measure the value of RSU’s at fair value based on the number of shares of common stock underlying the RSUs granted and the closing market price of our common stock at date of grant. We amortize the fair value, net of estimated forfeitures, as share-based compensation expense over the vesting period on a straight line basis which resulted in an expense of $78 thousand in the first quarter of 2010. All RSU’s are required to be settled in shares.

The impact on our results of operations of recording expense from share-based payment arrangements (stock options and RSUs) is as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Cost of sales	$39	$44
Research and development	128	152
Selling, general and administrative	238	229
	$405	$425

As of March 31, 2010, there was approximately $1.8 million of total unrecognized share-based compensation cost related to stock options or RSU’s granted under our plans to employees or for services performed by non-employees that will be recognized over the next three years.

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	March 31,	December 31,
	2010	2009
Finished goods	$496	$492
Work-in-progress	280	308
Raw material	1,710	1,715
	$2,486	$2,515

4.           CREDIT FACILITY

On March 24, 2010 the Company entered into an amendment to its credit facility with a U.S. bank which extends its terms until March 30, 2011. The credit facility continues to provide for a $1.5 million revolving line of credit (“revolver”) with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2010 available borrowings were approximately $1.5 million based on this formula. The revolver bears interest at Prime +1.75%. The credit facility also provides for a $0.5 million equipment line of credit to finance eligible equipment purchases. Advances under the equipment line of credit will become a term loan (“term loan”) bearing interest at Prime +2%. Advances on the equipment line of credit shall be made within 120 days of purchase in minimum draws of $100,000 through December 31, 2010. A term loan from advances on the line will be repaid in thirty-six equal monthly installments of principal plus interest.

The credit facility is collateralized by the Company’s assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank. The Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.5 to 1.0, measured at month end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter end (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank’s consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

On May 29, 2009, the Company received an advance, under the then existing equipment line of credit, which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. The balance outstanding at March 31, 2010 is $706 thousand. Interest expense related to the term loan was $11 thousand for the quarter ended March 31, 2010.

5.           BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 is as follows (in thousands):

	2010	2009
Service cost	$101	$103
Interest cost	82	75
Expected return on plan assets	(64)	(71)
Actuarial loss	16	-
Amortization of prior service cost	(6)	(6)
	$129	$101

Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. The Company anticipates that no contribution will be required in 2010 in order to comply with ERISA, nor will any discretionary contribution be made.

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

	Three Months Ended
	March 31,
	2010	2009
Balance at beginning of period	$50	$50
Provisions	4	80
Warranty services provided	(4)	(48)
	$50	$82

7.           SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income (Loss)
January 1, 2010	$(13)	$(688)	$(701)
Change for period	(13)	-	(13)
March 31, 2010	$(26)	$(688)	$(714)

During the three months ended March 31, 2010, we issued 30,967 shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $66 thousand.

8.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	March 31,	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$17,347	$17,366
Temporary differences	3,458	3,582
	20,805	20,948
Deferred tax valuation allowance	753	753
	$20,052	$20,195

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of share-based awards in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits at March 31, 2010 and December 31, 2009 was approximately $0.8 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the provision for income tax benefit (expense) for the quarters ended March 31 are as follows (in thousands):

	2010	2009
Current:
State and foreign	$(15)	$(10)

Deferred:
State	(6)	11
Federal	(137)	225
	(143)	236
Income tax benefit (expense)	$(158)	$226

At March 31, 2010, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $50 million expiring between the years 2012 through 2027. We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2006 through 2009 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may have a statute of limitations of six to ten years.

9.           CONTINGENCIES

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010.  IBC’s complaint, as amended, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee’s belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages.  IBC seeks exemplary and punitive damages in an amount up to $30 million.  On March 22, 2010, the court set a trial date of December 14, 2010.  On May 6, 2010, the Court granted in part and denied in part the Company’s motion to dismiss IBC’s claims for intentional interference with contractual relationship, negligent interference with prospective business advantage, and unfair business practices, but granted IBC an opportunity to amend the deficient claims. Because the case and discovery are in the early stages, we cannot predict the possible outcome of the litigation, but we believe IBC’s claims lack merit and we intend to defend against them vigorously.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition or results of operations.

10.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
United States	$5,820	$4,905
Europe	433	1,153
Rest of world	619	212

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with our 2009 Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

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

In the first quarter of 2010 we saw some recovery in our products business and growing interest in our services offerings.  The overall economic outlook remains fragile and change resistant companies will find it hard to achieve meaningful growth.  That is why we are reinventing our core business by transitioning from a products company to a services company, specifically a cloud services company.

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

Comparison of the Three Months Ended March 31, 2010 and 2009

Net Sales. Total revenues for the quarter ended March 31, 2010 were $6.9 million, an increase of $0.6 million, or 10%, from the $6.3 million reported for the quarter ended March 31, 2009. Total revenues derived from U.S. customers were $5.8 million in the first quarter of 2010 as compared to $4.9 million in the respective quarter of 2009. Total revenues derived from international customers were $1.1 million and $1.4 million in the quarters ended March 31, 2010 and 2009, respectively.

Product revenues were $5.4 million in the first quarter of 2010 as compared to $5.1 million in the first quarter of 2009, an increase of 4%. The improvement in our product revenues is a result of increased capital spending by broadcasters as they resume their HD implementation and planned upgrade programs that were previously put on hold due to economic uncertainty. We expect that our new business opportunities will continue to grow in 2010.

Service revenues were $1.5 million in the first quarter of 2010 as compared to $1.2 million in the first quarter of 2009, an increase of 33%.  Our service revenues have increased due to the growing demand for our AXIS online graphics creation platform and increased sales of software and hardware maintenance contracts for our broadcast graphics products.  We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers’ current up-front fixed cost business model for graphics creation.  We expect that our service revenues will continue to grow in 2010 as our customers look to recoup the benefits of cloud computing on content creation workflows, with our AXIS service.

Gross Profit.  Gross margins for the quarter ended March 31, 2010 and 2009 were 70% and 67%, respectively. Gross margins in the first quarter of 2009 were negatively impacted by inventory reserves related to obsolescence associated with legacy products. Such reserves were not required to be established in 2010.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $0.2 million in the first quarter of 2010 to $3.6 million as compared to $3.4 million in the first quarter of 2009. The increase in spending is primarily due to increased sales commissions of $0.1 million on higher revenues and $0.1 million in legal fees relating to the lawsuit filed against us, as discussed in the notes to the consolidated financial statements.

Research and Development Expenses. Research and development ("R&D") expenses decreased $0.2 million in the first quarter of 2010 to $1.6 million as compared to $1.8 million in the first quarter of 2009. The primary reason for the decrease is staff mix.  While R&D headcount was the same at the end of both quarters, a rebalancing of staff with different expertise resulted in lower paid newly hired engineers replacing some higher paid engineers resulting in $0.1 million lower compensation costs.  Additionally, allocated overhead expenses were lower in the first quarter of 2010 by approximately $0.1 million.

Interest income and expense.  Interest expense approximated $17 thousand in the first quarter of 2010 and $5 thousand in the first quarter of 2009. The increase is attributable to interest on our term loan that was not outstanding in the first quarter of 2009.

Other income and expense, net.  The components of other income and expense, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2010	2009
Foreign exchange transaction loss	$(26)	$(39)
Other	4	4
	$(22)	$(35)

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling.  However, we believe that it is not material to our near-term financial position or results of operations.

Income tax (expense) benefit, net. In the first quarter of 2010, we recorded an income tax expense of $0.2 million as compared to an income tax benefit of $0.2 million in the first quarter of 2009.  This increase is primarily due to the increased amount of expense associated with our share-based payment arrangements as we utilize our common stock, in lieu of cash, for management incentive programs, that does not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2010, we had cash and cash equivalents on hand of $4.9 million and working capital of $8.9 million.  In the first quarter of 2010 the Company used approximately $0.2 million in cash for operations, primarily caused by an increase in accounts receivable from the December 31, 2009 balance. This was due to an advance customer payment received in late 2009 which lowered the balance more than would have been expected based on quarterly sales.  The Company also invested approximately $0.1 million in 2010 for new equipment and used $0.1 million in cash for payments on its term loan.

On March 24, 2010 the Company entered into an amendment to its credit facility with a U.S. bank to extend its terms until March 30, 2011. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2010 available borrowings were approximately $1.5 million based on this formula. The credit facility also provides for a $0.5 million equipment line of credit to finance eligible equipment purchases through December 31, 2010. In the second quarter of 2009 the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.70 million remains outstanding at March 31, 2010.  The equipment term loan will be repaid in thirty-six equal installments of principal plus interest, and is scheduled to be repaid in full by May 2012.  The Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.5 to 1.0, measured at month-end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

We anticipate that no contribution to our Pension Plan will be required under ERISA in 2010, nor will any additional discretionary contributions be made.  The Company’s Pension Plan investments were valued at $4.2 million at December 31, 2009 and $3.7 million at March 31, 2010.  The Company’s investment strategy remains the same and we believe that the Plan’s investments are more than adequate to meet Plan obligations for the next twelve months.

In the first quarter of 2010 we saw some recovery in our products business and growing interest in our services offerings. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our AXIS online graphics creation platform.  We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers’ current up-front fixed cost business model for graphics creation.  We also believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. However, our future growth and success will depend to a significant degree on our ability to generate sales of our newer, non-broadcast products in our existing and in new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur.  In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

These risks include, but are not limited to: product concentration in a mature market, dependence on the emerging digital market and the industry's transition to digital television and high definition television, our ability to integrate our AXIS online graphics creation solution into our product offerings or to develop other product and service offerings and to generate profits from them, rapid technological changes, continued growth, use and improvement of the Internet, new technologies that could render certain of our products and services to be obsolete, competitors with significantly greater financial resources, new product and service introductions by competitors, seasonality, ability to maintain adequate levels of working capital, our ability to successfully maintain the level of operating costs, expansion into new markets, the Company's belief that it has started building the foundation for future growth and pushed forward with reinventing its core business from products to services, the Company's belief that it has built a stronger business, the Company's efforts to reinvent its core business by transitioning from a products company to a services company, the Company's confidence in the adequacy of its balance sheet, working capital and ability to generate sufficient cash from operations to fund its current growth strategy, the Company's business continuing to improve in the second quarter of  2010 and the Company's confidence that the worst media recession in the past 50 years may now be behind it, the Company's belief that it is in a stronger position to benefit from any economic recovery, and, the Company's optimism that its efforts can provide sustainable competitive advantage and help position it to be better able to seize market share in future years. Please also see the discussion under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 for more details regarding these and other risks.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, on December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or  IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010.  IBC’s complaint, as amended, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee’s belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages.  IBC seeks exemplary and punitive damages in an amount up to $30 million.  On March 22, 2010, the court set a trial date of December 14, 2010.  On May 6, 2010, the Court granted in part and denied in part the Company’s motion to dismiss IBC’s claims for intentional interference with contractual relationship, negligent interference with prospective business advantage, and unfair business practices, but granted IBC an opportunity to amend the deficient claims.  Because the case and discovery are in the early stages, we cannot predict the possible outcome of the litigation, but we believe IBC’s claims lack merit and we intend to defend against them vigorously.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition or results of operations.

ITEM 1A.  RISK FACTORS

There have been no material changes from the risk factors previously discussed in our Annual Report on Form 10-K for the year ended December 31, 2009.

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit
10.1
Third Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 24, 2010 and effective as of March 31, 2010 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 30, 2010 (File No. 001-09014) and incorporated herein by reference).

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 10, 2010	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

May 10, 2010	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer