Form 10-Q
period 2010-06-30
CHYRON CORP
filed 2010-08-10
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 2, 2010 was 15,988,362.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2010 (unaudited) and
	December 31, 2009	3

	Consolidated Statements of Operations for the Three Months ended
	June 30, 2010 and 2009 (unaudited)	4

	Consolidated Statements of Operations for the Six Months ended
	June 30, 2010 and 2009 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2010 and 2009 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	20

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	21

Item 6.	Exhibits	22

PART I   FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	June 30,	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$5,346	$5,238
Accounts receivable, net	3,476	3,477
Inventories, net	2,618	2,515
Deferred taxes	2,301	2,490
Prepaid expenses and other current assets	1,211	943
Total current assets	14,952	14,663

Property and equipment, net	1,888	2,106
Intangible assets, net	824	885
Goodwill	2,066	2,066
Deferred taxes	17,804	17,705
Other assets	132	148
TOTAL ASSETS	$37,666	$37,573

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,545	$3,059
Deferred revenue	2,444	2,442
Current portion of term loan	326	326
Capital lease obligations	32	35
Total current liabilities	6,347	5,862

Pension liability	2,587	2,327
Deferred revenue	680	634
Term loan	299	461
Other liabilities	234	205
Total liabilities	10,147	9,489

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 15,963,539 at June 30, 2010
and 15,864,205 at December 31, 2009	159	159
Additional paid-in capital	80,904	80,087
Accumulated deficit	(52,826)	(51,461)
Accumulated other comprehensive loss	(718)	(701)
Total shareholders' equity	27,519	28,084
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,666	$37,573

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands, except per share amounts)

(Unaudited)

	2010	2009
Product revenues	$5,402	$4,594
Service revenues	1,534	1,187
Total revenues	6,936	5,781

Cost of sales	2,115	1,803
Gross profit	4,821	3,978

Operating expenses:
Selling, general and administrative	3,840	3,572
Research and development	1,664	1,840

Total operating expenses	5,504	5,412

Operating loss	(683)	(1,434)

Interest expense	(14)	(9)

Other (loss) income, net	(62)	36

Loss before taxes	(759)	(1,407)

Income tax benefit, net	48	321

Net loss	$(711)	$(1,086)

Net loss per share - basic and diluted	$(0.04)	$(0.07)

Weighted average shares outstanding:
Basic	15,946	15,736
Diluted	15,946	15,736

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands, except per share amounts)
(Unaudited)

	2010	2009

Product revenues	$10,762	$9,727
Service revenues	3,046	2,324
Total revenues	13,808	12,051

Cost of sales	4,160	3,853
Gross profit	9,648	8,198

Operating expenses:
Selling, general and administrative	7,466	7,026
Research and development	3,322	3,670

Total operating expenses	10,788	10,696

Operating loss	(1,140)	(2,498)

Interest expense	(31)	(14)

Other (loss) income, net	(84)	1

Loss before taxes	(1,255)	(2,511)

Income tax (expense) benefit, net	(110)	546

Net loss	$(1,365)	$(1,965)

Net loss per share - basic and diluted	$(0.09)	$(0.13)

Weighted average shares outstanding:
Basic	15,922	15,709
Diluted	15,922	15,709

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2010 AND 2009
(In thousands)
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,365)	$(1,965)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	519	461
Deferred income tax expense (benefit)	90	(572)
Inventory provisions	40	154
Share-based payment arrangements	947	813
Other	164	144
Changes in operating assets and liabilities:
Accounts receivable	1	(1,135)
Inventories	(143)	(4)
Prepaid expenses and other assets	(257)	(119)
Accounts payable and accrued expenses	229	467
Deferred revenue	48	298
Other liabilities	303	203
Net cash provided by (used in) operating activities	576	(1,255)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(290)	(1,093)
Disposals of property and equipment	0	11
Net cash used in investing activities	(290)	(1,082)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from term loan	0	977
Proceeds from exercise of stock options	1	0
Payments on capital lease obligations	(17)	(30)
Payments on term loan	(162)	(27)
Net cash (used in) provided by financing activities	(178)	920

Change in cash and cash equivalents	108	(1,417)
Cash and cash equivalents at beginning of period	5,238	5,322
Cash and cash equivalents at end of period	$5,346	$3,905

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$34	$8
Stock issued for 401(k) match	125	125
Assets acquired under capital lease	0	104

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

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2010 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2010 and 2009. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 figures included herein were derived from such audited consolidated financial statements.

Recent Accounting Pronouncements

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

We adopted both of these amendments to the revenue recognition guidance on a prospective basis. The adoption of these amendments did not have a significant impact on our financial position, results of operations or cash flows for the three or six month periods ended June 30, 2010.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Weighted average shares which are not included
in the calculation of diluted earnings (loss)
per share because their impact is anti-dilutive:
Stock options	3,310	3,416	3,314	3,208
Restricted stock units	983	-	645	-

2.           LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-Term Incentive Plan, as amended (the "Plan"), we may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. We issue new shares of common stock to satisfy the exercise or release of share-based awards.

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on the U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the three and six months ended June 30, 2010, the Company granted options which totaled 41,000 and 44,000, respectively. The fair value of the options granted during 2010 and 2009 were estimated based on the following weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Expected volatility	78.81%	92.53%	79.05%	92.54%
Risk-free interest rate	2.42%	2.30%	2.44%	2.30%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	6.0	6.0	6.0	6.0
Estimated fair value per option granted	$1.32	$1.00	$1.34	$0.99

During the first and second quarters of 2010, the Company granted restricted stock units, or RSUs, totaling 116,240 and 1,731,875, respectively, which have either time or performance-based vesting features. RSUs are equity awards that are granted to individuals entitling the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. Time-based RSUs vest over a one to three year period while performance-based RSUs vest based upon the achievement of specific performance targets. Unless forfeited, all RSUs are required to be settled in shares. The RSUs granted in the three and six month periods ended June 30, 2010 had a weighted average fair value of $2.10 and $1.91, respectively. In the three and six months ended June 30, 2010 we recorded an expense of $106 thousand and $184 thousand, respectively, relating to outstanding RSUs. Included in these RSU grants, are 1,544,375 RSUs that were awarded in May 2010 under the Company's Key Management Medium-Term Incentive program that provides for the award of up to 1,750,000 RSUs if certain financial performance conditions are achieved in 2012, or if not in 2012, then in 2013. No expense was recorded in 2010 to date for this program. If in the future it is probable that these awards will be earned, we will commence recording an expense for them.

In addition, the Company also has a 2010 Management Incentive Compensation Plan ("the 2010 Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service conditions in fiscal 2010. During the three and six months ended June 30, 2010 we recorded approximately $170 thousand and $236 thousand associated with the equity portion of these awards.

We amortize share-based compensation expense over the vesting period on a straight line basis. The impact on our results of operations of recording expense from share-based payment arrangements is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Cost of sales	$41	$45	$80	$89
Research and development	149	156	277	308
Selling, general and administrative	352	187	590	416
	$542	$388	$947	$813

As of June 30, 2010, there was approximately $1.9 million of total unrecognized share-based compensation cost related to stock options or RSUs granted under our plans to employees or for services performed by non-employees that will be recognized over the next three years.

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	June 30,	December 31,
	2010	2009
Finished goods	$347	$492
Work-in-progress	201	308
Raw material	2,070	1,715
	$2,618	$2,515

4.           CREDIT FACILITY

On March 24, 2010 the Company entered into an amendment to its credit facility with a U.S. bank which extends its terms until March 30, 2011. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2010 available borrowings were approximately $1.2 million based on this formula. The revolver bears interest at Prime +1.75%. The credit facility also provides for a $0.5 million equipment line of credit to finance eligible equipment purchases. Advances under the equipment line of credit will become a term loan ("term loan") bearing interest at Prime +2%. Advances on the equipment line of credit shall be made within 120 days of purchase in minimum draws of $100,000 through December 31, 2010. A term loan from advances on the line will be repaid in thirty-six equal monthly installments of principal plus interest.

The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank. The Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.5 to 1.0, measured at month end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter end (as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

On May 29, 2009, the Company received an advance, under the then existing equipment line of credit, which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. The balance outstanding at June 30, 2010 is $625 thousand. Interest expense related to the term loan was $10 thousand and $21 thousand for the three and six months ended June 30, 2010, respectively.

5.           BENEFIT PLANS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Service cost	$101	$103	$202	$206
Interest cost	82	75	164	150
Expected return on plan assets	(64)	(71)	(128)	(142)
Actuarial loss	16	-	32	-
Amortization of prior service cost	(6)	(6)	(12)	(12)
	$129	$101	$258	$202

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Balance at beginning of period	$50	$82	$50	$50
Provisions (credits)	0	(29)	4	45
Warranty services provided, net	0	(3)	(4)	(45)
	$50	$50	$50	$50

7.           SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive loss is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Loss
January 1, 2010	$(13)	$(688)	$(701)
Change for period	(13)	-	(13)
March 31, 2010	(26)	(688)	(714)
Change for period	(4)	-	(4)
June 30, 2010	$(30)	$(688)	$(718)

During the six months ended June 30, 2010, we issued 61,311 shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $125 thousand.

8.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	June 30,	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$17,391	$17,366
Temporary differences	3,467	3,582
	20,858	20,948
Deferred tax valuation allowance	753	753
	$20,105	$20,195

    In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of share-based awards in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits was approximately $0.8 million at both June 30, 2010 and December 31, 2009, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the provision for income tax benefit (expense) for the periods ended June 30, are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Current:
State and foreign	$(5)	$(16)	$(20)	$(26)

Deferred:
State	2	15	(4)	25
Federal	51	322	(86)	547
	53	337	(90)	572
Income tax benefit (expense)	$48	$321	$(110)	$546

At June 30, 2010, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $50 million expiring between the years 2012 through 2027. We file U.S. federal income tax returns as well as income tax returns in various states and one foreign jurisdiction. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2006 through 2009 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may have a statute of limitations of six to ten years.

9.           CONTINGENCIES

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. IBC's second amended complaint, which was filed on May 17, 2010, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee's belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages. IBC seeks exemplary damages in an amount up to $30 million, plus punitive damages. On July 27, 2010, the court set a trial date of March 15, 2011. Because the case and discovery are in the early stages, we cannot predict the possible outcome of the litigation, but we believe IBC's claims lack merit and we intend to defend against them vigorously. As such, we have not recorded any loss accrual in the results presented for 2010.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition or results of operations.

10.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
United States	$4,548	$4,521	$10,368	$9,427
Europe	1,782	586	2,216	1,739
Rest of world	606	674	1,224	885

Item 2.              MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read along with our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission, and with the unaudited financial statements included in this Form 10-Q.

Overview

We provide sophisticated graphics offerings for broadcast and other media companies that include our AXIS Graphics online content creation software, HD/SD switchable on-air graphics systems, clip servers, channel branding and telestration systems, graphic asset management and XMP integration solutions, and the WAPSTR mobile phone newsgathering application. As a pioneer of Graphics as a Service for digital video media, Chyron aims to address the world of digital and broadcast graphics with web, mobile, HD, 3D and newsroom integration solutions.

In the first half of 2010 we began to see some recovery in our traditional broadcast graphics products business, particularly outside of the United States, and growing interest in our services offerings. However, we believe that a guarded outlook for the short-term is prudent given the fragile and patchy nature of this recovery and our focus will remain on cost containment and cash generation. We believe that the overall economic recovery remains weak and our traditional broadcast media customers will find it hard to make capital expenditures. That is why we are working to reinvent our core business by transitioning from a products company to a services company, including offering our services in the "cloud" through our AXIS online graphics creation platform.

Our mission is to offer visionary, responsive and cost-effective solutions to the community of professionals involved in the creation, management and distribution of media content. By uniting creativity, business and technology, our focus is to reduce our clients' operating costs. We are dedicated to developing solutions that achieve these goals by transitioning our customers' business models from high fixed costs to lower, variable costs that can be scaled up or down as required. One of our primary goals is to leverage our experience and expertise in our traditional hardware product offerings for television stations and networks into becoming a leading provider of web-based software solutions, or a Cloud Services Provider, to the multimedia industry. In addition, our recent focus has been on building a world class sales and marketing infrastructure to drive additional sales of our product and service offerings. We have successfully recruited senior sales and marketing executives with proven track records and extensive experience across the media/technology space. We plan to selectively add incremental sales resources as needed in the second half of 2010.

Comparison of the Three and Six Months Ended June 30, 2010 and 2009

Net Sales. Revenues for the quarter ended June 30, 2010 were $6.9 million, an increase of $1.1 million, or 20%, from the $5.8 million reported in the quarter ended June 30, 2009. Revenues derived from U.S. customers were $4.5 million in each of the quarters ended June 30, 2010 and 2009. Revenues derived from international customers were $2.4 million in the quarter ended June 30, 2010 as compared to $1.3 million in the quarter ended June 30, 2009.

Revenues for the six months ended June 30, 2010 were $13.8 million, an increase of $1.7 million, or 14%, from the $12.1 million for the six months ended June 30, 2009. Revenues derived from U.S. customers were $10.4 million in the six month period ended June 30, 2010 as compared to $9.4 million in the six month period ended June 30, 2009. Revenues derived from international customers were $3.4 million in the six months ended June 30, 2010 as compared to $2.7 million in the six month period ended June 30, 2009.

Revenues, by type, for the three and six month periods are as follows (in thousands):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
		% of		% of		% of		% of
	2010	Total	2009	Total	2010	Total	2009	Total
Product	$5,402	78%	$4,594	79%	$10,762	78%	$9,727	81%
Services	1,534	22%	1,187	21%	3,046	22%	2,324	19%
	$6,936		$5,781		$13,808		$12,051

The improvement in our product revenues in terms of total dollars in all periods presented is a result of increased capital spending by broadcasters as they begin to resume their capital expenditures that were previously put on hold due to economic uncertainty. Most of this growth was experienced in our international markets. If the economy continues to improve we anticipate that our new business opportunities will continue to grow during the remainder of 2010 over the prior year periods.

Our service revenues have increased in both total dollars and as a percentage of total sales in all periods presented due to increased sales of software and hardware maintenance contracts for our broadcast graphics products as well as new revenues generated from sales of our AXIS online graphics creation platform. We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers' current up-front fixed cost business model for graphics creation. If the economy continues to improve we anticipate that our service revenues will continue to grow during the remainder of 2010 over the prior year periods.

Gross Profit.  Gross margins for the quarter ended June 30, 2010 and 2009 were 70% and 69%, respectively. Gross margins for the six months ended June 30, 2010 and 2009, were 70% and 68%, respectively. Gross margins in the first half of 2009 were negatively impacted by higher inventory reserves related to obsolescence associated with legacy products and the inability to completely absorb fixed overhead costs at lower revenue levels.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $3.8 million in the quarter ended June 30, 2010 compared to $3.6 million in the quarter ended June 30, 2009. The increase in spending is primarily due to higher sales commissions of $0.1 million on higher revenue and higher compensation costs associated with performance based compensation arrangements of $0.2 million These increases were partially offset by $0.1 million in lower costs associated with the management of our international operations.

SG&A in the six months ended June 30, 2010 and 2009 were $7.5 million and $7.0 million, respectively. The increase in spending is primarily due to higher sales commissions of $0.2 million on higher revenues, higher compensation costs associated with performance based compensation arrangements of $0.3 million, additional service costs to support our customers and products of $0.1 million and $0.1 million in legal fees relating to a lawsuit filed against us as discussed in the notes to the consolidated financial statements. These increases were partially offset by a $0.1 million reduction in tradeshow expenses and $0.1 million in lower costs associated with the management of our international operations.

We anticipate SG&A expenses to increase during the remainder of 2010 and into 2011 due to our renewed focus on sales and marketing efforts, including our recent hiring of senior sales and marketing executives with proven track records and extensive experience across the media/technology space. In addition, we plan to selectively add incremental sales resources as needed in the second half of 2010.

Research and Development Expenses. Research and development ("R&D") expenses decreased $0.1 million in the second quarter of 2010 to $1.7 million as compared to $1.8 million in the second quarter of 2009. R&D decreased $0.4 million in the six month period ended June 30, 2010 to $3.3 million as compared to $3.7 million in the six month period ended June 30, 2009. The primary reason for the decrease in all periods presented is lower costs associated with consultants as we assume development in-house and lower project material costs as we transition towards our service offerings, which generally have lower development costs.

Interest income and expense. Interest expense increased marginally in the three and six month periods in 2010, as compared to 2009, due to interest incurred on our term loan that was not outstanding until May 2009.

Other income and expense, net.  The components of other income and expense, net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2010	2009	2010	2009
Foreign exchange transaction gain (loss)	$(17)	$36	$(43)	$(4)
Other	(45)	0	(41)	5
	$(62)	$36	$(84)	$1

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax (expense) benefit, net. In the second quarter of 2010 and 2009 we recorded an income tax benefit of $0.05 million and $0.3 million, respectively. In the six month period ended June 30, 2010 and 2009, we recorded an income tax expense of $0.1 million and an income tax benefit of $0.5 million, respectively. The reduction in tax benefits in all periods presented is primarily due to the increased amount of expense associated with our share-based payment arrangements as we utilize our common stock, in lieu of cash, for management incentive programs. This does not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 2010, we had cash and cash equivalents on hand of $5.3 million and working capital of $8.6 million. In the first half of 2010 the Company generated approximately $0.6 million in cash from operations. The Company also invested approximately $0.3 million in 2010 for new equipment and used $0.2 million in cash for payments on its term loan.

On March 24, 2010 the Company entered into an amendment to its credit facility with a U.S. bank to extend its terms until March 30, 2011. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2010 available borrowings were approximately $1.2 million based on this formula. The credit facility also provides for a $0.5 million equipment line of credit to finance eligible equipment purchases through December 31, 2010. In the second quarter of 2009 the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.6 million remains outstanding at June 30, 2010. The equipment term loan will be repaid in thirty-six equal installments of principal plus interest, and is scheduled to be repaid in full by May 2012. The Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.5 to 1.0, measured at month-end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

We anticipate that no contribution to our pension plan will be required under ERISA in 2010, nor will any additional discretionary contributions be made. Our pension plan investments were valued at $3.3 million at June 30, 2010. Our investment strategy remains the same and we believe that the plan's investments are adequate to meet plan obligations for the next twelve months.

In the first half of 2010 we saw some recovery in our products business, particularly outside of the United States, and growing interest in our services offerings. However, we believe that a guarded outlook for the short-term is prudent, given the fragile and patchy nature of this recovery, and our focus will remain on cost containment and cash generation. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our services offerings, including our AXIS online graphics creation platform. Our recent focus has been on building a world class sales and marketing infrastructure to drive additional sales of our product and service offerings, and we plan to selectively add incremental sales resources as needed in the second half of 2010. We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers' current up-front fixed cost business model for graphics creation. We also believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. However, our future growth and success will depend to a significant degree on our ability to generate sales of our newer, non-broadcast products in our existing and in new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that our revenues are significantly below our forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

We believe that cash on hand, net cash to be generated in the business, and availability of funding under our credit facility, will be sufficient to meet our cash needs for at least the next 12 months if we are able to achieve our planned results of operations and retain the availability of credit under our lending agreement.

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

There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate development activities for one or more of our products or services; or delay, limit, reduce or terminate our development, sales and marketing capabilities or other activities that may be necessary to commercialize one or more of our products or services.

Special Note Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Quarterly Report on Form 10-Q contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Such  statements in connection with any discussion of future financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products and services, research and development activities and similar matters are identified by use of words such as "may," "anticipate," "estimate," "expect," "project," "intend," "plan," "believe," and other words and terms of similar meaning.  Such statements are based on management's expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements.

These risks include, but are not limited to: product concentration in a mature market; our success in selling our products and services to broadcast customers who have not yet transitioned to digital television and high definition television; our ability to generate new revenues from our AXIS online graphics creation solution and to integrate it into our product offerings; our ability to develop other product and service offerings and generate profits from them; rapid technological changes; continued growth, use and improvement of the Internet; new technologies that could render obsolete certain of our products and services; competitors with significantly greater financial resources; new product and service introductions by competitors; seasonality; our ability to maintain adequate levels of working capital; our ability to successfully maintain a level of operating costs that is appropriate for our results of operations; our ability to expand into new markets; our efforts to reinvent our core business by transitioning from a products company to a services company; our ability to generate sufficient cash from operations to fund our current growth strategy; continued improvement in worldwide economic conditions and our customers’ spending on capital expenditures; our ability to achieve greater revenues through our renewed efforts on sales and marketing; and our ability to seize market share in future years in the United States and international markets. Please also see the discussion under "Risk Factors" in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2009 for more details regarding these and other risks.

In light of these assumptions, risks and uncertainties, the results and events discussed in the forward-looking statements contained in this Quarterly Report on Form 10-Q might not occur. Investors are cautioned not to place undue reliance on the forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. We are not under any obligation, and we expressly disclaim any obligation, to update or alter any forward-looking statements, whether as a result of new information, future events or otherwise. All subsequent forward-looking statements attributable to us or to any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                  MARKET RISK

The information called for by this Item is omitted in reliance upon Item 305(e) of Regulation S-K.

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during our most recent completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

As previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, on December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. IBC's second amended complaint, which was filed on May 17, 2010, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee's belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages.  IBC seeks exemplary damages in an amount up to $30 million, plus punitive damages. On July 27, 2010, the court set a trial date of March 15, 2011. Because the case and discovery are in the early stages, we cannot predict the possible outcome of the litigation, but we believe IBC's claims lack merit and we intend to defend against them vigorously.

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
10.1
First Amendment to Change-in-Control Agreement by and between Chyron Corporation and Michael Wellesley-Wesley, dated June 11, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 14, 2010 (File No. 001-09014) and incorporated herein by reference.)

10.2
Amendment to Change-in-Control Agreement by and between Chyron Corporation and Jerry Kieliszak, dated June 11, 2010 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 14, 2010 (File No. 001-09014) and incorporated herein by reference.)

10.3
Change-in-Control Agreement by and between Chyron Corporation and Kevin Prince, dated June 11, 2010 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 14, 2010 (File No. 001-09014) and incorporated herein by reference.)

10.4
First Amendment to Employment Agreement by and between Chyron Corporation and Michael Wellesley-Wesley, dated June 11, 2010 (previously filed as Exhibit 10.4 to the Registrant's Current Report on Form 8-K filed with the Commission on June 14, 2010 (File No. 001-09014) and incorporated herein by reference.)

10.5
Amended and Restated Employment Agreement by and between Chyron Corporation and Michael Wellesley-Wesley, effective as of September 1, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 9, 2010 (File No. 001-09014) and incorporated herein by reference.)

10.6
Chyron Corporation 2008 Long-Term Incentive Plan approved on May 14, 2008 and amended on May 19, 2010 (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 25, 2010 (File No. 001-09014) and incorporated herein by reference.)

10.7*	Form of restricted Stock Unit Agreement for 2008 Long-Term Incentive Plan.

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 10, 2010	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

August 10, 2010	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer