Form 10-Q
period 2010-09-30
CHYRON CORP
filed 2010-11-10
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2010

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 8, 2010 was 16,035,290.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2010 (unaudited) and
	December 31, 2009	3

	Consolidated Statements of Operations (unaudited) for the Three
	Months ended September 30, 2010 and 2009	4

	Consolidated Statements of Operations (unaudited) for the Nine
	Months ended September 30, 2010 and 2009	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months ended September 30, 2010 and 2009	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4T.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	September 30,	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$ 4,525	$ 5,238
Accounts receivable, net	4,854	3,477
Inventories, net	2,583	2,515
Deferred taxes	2,548	2,490
Prepaid expenses and other current assets	667	943
Total current assets	15,177	14,663

Property and equipment, net	1,785	2,106
Intangible assets, net	794	885
Goodwill	2,066	2,066
Deferred taxes	17,683	17,705
Other assets	120	148
TOTAL ASSETS	$37,625	$37,573

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,230	$ 3,059
Deferred revenue	2,796	2,442
Current portion of term loan	326	326
Pension liability	100	-
Capital lease obligations	33	35
Total current liabilities	6,485	5,862

Pension liability	2,489	2,327
Deferred revenue	679	634
Term loan	217	461
Other liabilities	297	205
Total liabilities	10,167	9,489

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 16,004,183 at September 30, 2010
and 15,864,205 at December 31, 2009	160	159
Additional paid-in capital	81,314	80,087
Accumulated deficit	(53,308)	(51,461)
Accumulated other comprehensive loss	(708)	(701)
Total shareholders' equity	27,458	28,084
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,625	$37,573

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands, except per share amounts)
(Unaudited)

	2010	2009

Product revenues	$ 5,309	$ 5,113
Service revenues	1,575	1,268
Total revenues	6,884	6,381

Cost of sales	2,124	2,007
Gross profit	4,760	4,374

Operating expenses:
Selling, general and administrative	3,754	3,603
Research and development	1,676	1,874

Total operating expenses	5,430	5,477

Operating loss	(670)	(1,103)

Interest expense	(14)	(24)

Interest income	-	1

Other income (expense), net	74	(9)

Loss before taxes	(610)	(1,135)

Income tax benefit, net	128	295

Net loss	$ (482)	$ (840)

Net loss per share:
Basic	$ (0.03)	$ (0.05)
Diluted	$ (0.03)	$ (0.05)

Weighted average shares outstanding:
Basic	15,994	15,788
Diluted	15,994	15,788

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands, except per share amounts)
(Unaudited)

	2010	2009

Product revenues	$16,071	$14,840
Service revenues	4,621	3,592
Total revenues	20,692	18,432

Cost of sales	6,284	5,860
Gross profit	14,408	12,572

Operating expenses:
Selling, general and administrative	11,220	10,629
Research and development	4,998	5,544

Total operating expenses	16,218	16,173

Operating loss	(1,810)	(3,601)

Interest expense	(45)	(38)

Interest income	-	1

Other expense, net	(10)	(8)

Loss before taxes	(1,865)	(3,646)

Income tax benefit, net	18	841

Net loss	$(1,847)	$(2,805)

Net loss per share:
Basic	$ (0.12)	$ (0.18)
Diluted	$ (0.12)	$ (0.18)

Weighted average shares outstanding:
Basic	15,946	15,736
Diluted	15,946	15,736

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009
(In thousands)
(Unaudited)

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (1,847)	$ (2,805)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	782	720
Deferred tax asset allowance	136	-
Deferred income tax benefit	(175)	(864)
Inventory provisions	140	154
Share-based compensation expense	1,302	1,196
Other	211	207
Changes in operating assets and liabilities:
Accounts receivable	(1,377)	(667)
Inventories	(208)	152
Prepaid expenses and other assets	296	(348)
Accounts payable and accrued expenses	(64)	636
Deferred revenue	399	474
Other liabilities	325	390
Net cash used in operating activities	(80)	(755)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(365)	(1,475)
Disposal of property and equipment	-	11
Net cash used in investing activities	(365)	(1,464)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	-	977
Proceeds from exercise of stock options	1	35
Payments on term loan	(244)	(109)
Payments on capital lease obligations	(25)	(35)
Net cash (used in) provided by financing activities	(268)	868

Change in cash and cash equivalents	(713)	(1,351)
Cash and cash equivalents at beginning of period	5,238	5,322
Cash and cash equivalents at end of period	$ 4,525	$ 3,971

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid during the period	$ 46	$ 27
Stock issued for 401(k) match	161	185
Assets acquired under capital lease	54	84

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

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2010 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2010 and 2009. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2010. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009. The December 31, 2009 figures included herein were derived from such audited consolidated financial statements.

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

We adopted both of these amendments to the revenue recognition guidance on a prospective basis. The adoption of these amendments did not have a significant impact on our financial position, results of operations or cash flows for the three or nine month periods ended September 30, 2010.

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
Weighted average shares which are not
included in the calculation of diluted
earnings (loss) per share because their
impact is anti-dilutive:
Stock options	3,345	3,763	3,324	3,393
Restricted stock units	2,073	-	1,121	-

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

The fair value of each stock option award is estimated on the date of grant using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on the U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. During the three and nine months ended September 30, 2010, the Company granted options which totaled 68,060 and 112,060, respectively. The fair value of the options granted during 2010 and 2009 were estimated based on the following weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Expected volatility	73.24%	89.13%	75.52%	92.18%
Risk-free interest rate	1.64%	2.86%	1.95%	2.36%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	5.3	6.0	5.6	6.0
Estimated fair value per
option granted	$1.71	$0.97	$1.14	$0.99

During the three and nine month periods ended September 30, 2010, the Company granted restricted stock units, or RSUs, totaling 100,000 and 1,948,115, respectively, which have either time or performance-based vesting features. RSUs are equity awards that are granted to individuals entitling the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. Time-based RSUs vest over a one to three year period, while performance-based RSUs vest based upon the achievement of specific performance targets. Unless forfeited, all RSUs are required to be settled in shares. The RSUs granted in the three and nine month periods ended September 30, 2010 had a weighted average fair value of $1.66 and $1.91, respectively. In the three and nine months ended September 30, 2010 we recorded an expense of $124 thousand and $309 thousand, respectively, relating to outstanding RSUs. Included in these RSU grants are 1,644,375 RSUs that were awarded under the Company's Key Management Medium-Term Incentive program that provides for the award of up to 1,750,000 RSUs if certain financial performance conditions are achieved in 2012, or if not in 2012, then in 2013. No expense was recorded in 2010 to date for this program. If in the future it is probable that these awards will be earned, we will commence recording an expense for them.

In addition, the Company also has a 2010 Management Incentive Compensation Plan ("the 2010 Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service conditions in fiscal 2010. During the nine months ended September 30, 2010 we recorded approximately $236 thousand associated with the equity portion of these awards. No expense was recorded in the quarter ended September 30, 2010.

We amortize share-based compensation expense over the vesting period on a straight line basis. The impact on our results of operations of recording expense from share-based payment arrangements is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Cost of sales	$ 40	$ 42	$ 120	$ 131
Research and development	130	147	407	455
Selling, general and administrative	185	194	775	610
	$355	$383	$1,302	$1,196

As of September 30, 2010, there was approximately $1.5 million of total unrecognized share-based compensation cost related to stock options or RSUs granted under our plans to employees or for services performed by non-employees that will be recognized over the next three years.

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	September 30,	December 31,
	2010	2009
Finished goods	$ 309	$ 492
Work-in-progress	200	308
Raw material	2,074	1,715
	$2,583	$2,515

4.           CREDIT FACILITY

On March 24, 2010 the Company entered into an amendment to its credit facility with a U.S. bank which extends its terms until March 30, 2011. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. At September 30, 2010 available borrowings were approximately $1.5 million based on this formula. The revolver bears interest at Prime +1.75%. The credit facility also provides for a $0.5 million equipment line of credit to finance eligible equipment purchases. Advances under the equipment line of credit will become a term loan ("term loan") bearing interest at Prime +2%. Advances on the equipment line of credit shall be made within 120 days of purchase in minimum draws of $100,000 through December 31, 2010. A term loan from advances on the line will be repaid in thirty-six equal monthly installments of principal plus interest.

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

On May 29, 2009, the Company received an advance, under the then existing equipment line of credit, which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. The balance outstanding at September 30, 2010 is $543 thousand. Interest expense related to the term loan was $9 thousand and $30 thousand for the three and nine months ended September 30, 2010, respectively.

5.           BENEFIT PLANS

The net periodic benefit cost relating to the Company's Pension Plan is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Service cost	$ 51	$ 97	$ 253	$ 303
Interest cost	88	96	252	246
Expected return on plan assets	(97)	(50)	(225)	(192)
Amortization of prior service cost	(52)	(6)	(20)	(18)
Amortization of prior loss	12	51	-	51
	$ 2	$ 188	$ 260	$ 390

Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, it is the Company's intention to make additional contributions to the Pension Plan to reduce the unfunded liability. The Company anticipates that no contribution will be required in 2010 in order to comply with ERISA. However, an additional discretionary contribution of $100,000 was made in October 2010 and it is anticipated that contributions will be required under ERISA in 2011.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Balance at beginning of period	$ 50	$ 50	$ 50	$ 50
Provisions	26	51	30	90
Warranty services provided, net	(26)	(51)	(30)	(90)
	$ 50	$ 50	$ 50	$ 50

7.           SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Loss
January 1, 2010	$ (13)	$(688)	$(701)
Change for period	(13)	-	(13)
March 31, 2010	(26)	(688)	(714)
Change for period	(4)	-	(4)
June 30, 2010	(30)	(688)	(718)
Change for period	10	-	10
September 30, 2010	$ (20)	$(688)	$(708)

During the nine months ended September 30, 2010, we issued 83,206 shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $161 thousand.

8.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	September 30,	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$17,412	$17,366
Temporary differences	3,708	3,582
	21,120	20,948
Deferred tax valuation allowance	889	753
	$20,231	$20,195

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of share-based awards in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits associated with these awards was approximately $0.6 million at September 30, 2010, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

During the quarter ended September 30, 2010 the Company recorded a valuation allowance of $136 thousand against certain net operating loss carryforwards as the Company believes it is more likely than not that these assets will not be realized.

The components of the provision for income tax benefit (expense) for the periods ended September 30, are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Current:
State and foreign	$ (1)	$ 3	$ (21)	$ (23)

Deferred:
State	14	20	10	45
Federal	251	272	165	819
	265	292	175	864
Valuation allowance	(136)	-	(136)	-
Income tax benefit	$ 128	$ 295	$ 18	$ 841

At September 30, 2010, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $50 million expiring between the years 2012 through 2027. We file U.S. federal income tax returns as well as income tax returns in various states and one foreign jurisdiction. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2006 through 2009 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2005 through 2009 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may have a statute of limitations of six to ten years.

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

10.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
United States	$5,080	$4,550	$15,448	$13,977
Europe	1,000	1,266	3,216	3,006
Rest of world	804	565	2,028	1,449
	$6,884	$6,381	$20,692	$18,432

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as "believe," "anticipate," "plan," "seek," "expect," "intend" and similar expressions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2009. Those factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, "Chyron," the "Company," "we," "us," and "our" refer to Chyron Corporation.

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

In the first nine months of 2010 we experienced some recovery in our traditional broadcast graphics products business, including areas outside of the United States, and growing interest in our services offerings. However, we believe that a guarded outlook for the short-term is prudent given the fragile and patchy nature of this recovery and our focus will remain on cost containment and cash generation. We believe that the overall economic recovery remains weak and our traditional broadcast media customers will find it hard to make capital expenditures. That is why we are working to reinvent our core business by transitioning from a products company to a services company, including offering our services in the "cloud" through our AXIS online graphics creation platform.

Our mission is to offer visionary, responsive and cost-effective solutions to the community of professionals involved in the creation, management and distribution of media content. By uniting creativity, business and technology, our focus is to reduce our clients' operating costs. We are dedicated to developing solutions that achieve these goals by transitioning our customers' business models from high fixed costs to lower, variable costs that can be scaled up or down as required. One of our primary goals is to leverage our experience and expertise in our traditional hardware product offerings for television stations and networks into becoming a leading provider of web-based software solutions, or a Cloud Services Provider, to the multimedia industry. In addition, our recent focus has been on building a world class sales and marketing infrastructure to drive additional sales of our product and service offerings. We have successfully recruited senior sales and marketing executives with proven track records and extensive experience across the media/technology space. We plan to selectively add incremental sales resources as needed in 2011.

Results of Operations for the Three and Nine Months Ended September 30, 2010 and 2009

Net Sales. Revenues for the quarter ended September 30, 2010 were $6.9 million, an increase of $0.5 million, or 8% from the $6.4 million reported for the quarter ended September 30, 2009. Revenues derived from U.S. customers were $5.1 million in the quarter ended September 30, 2010 as compared to $4.6 million in the quarter ended September 30, 2009. Revenues derived from international customers were $1.8 million in the quarters ended September 30, 2010 and 2009.

Revenues for the nine months ended September 30, 2010, were $20.7 million, an increase of $2.3 million, or 12% from the $18.4 million reported for the nine months ended September 30, 2009. Revenues derived from U.S. customers were $15.4 million in the nine month period ended September 30, 2010 as compared to $14.0 million in the nine months ended September 30, 2009. Revenues derived from international customers in the nine months ended September 30, 2010 and 2009 were $5.3 million and $4.4 million, respectively.

Revenues, by type, for the three and nine month periods are as follows (in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
		% of		% of		% of		% of
	2010	Total	2009	Total	2010	Total	2009	Total
Product	$5,309	77%	$5,113	80%	$16,071	78%	$14,840	81%
Services	1,575	23%	1,268	20%	4,621	22%	3,592	19%
	$6,884		$6,381		$20,692		$18,432

The improvement in our product revenues in terms of total dollars in all periods presented is a result of increased capital spending by broadcasters as they begin to resume their capital expenditures that were previously put on hold due to economic uncertainty. Much of this growth was experienced in our international markets during the nine month period ended September 30, 2010. If the economy continues to improve, we anticipate that our new business opportunities will continue to grow during the remainder of 2010 over the prior year periods.

Our service revenues have increased in both total dollars and as a percentage of total revenues in all periods presented due to increased sales of software and hardware maintenance contracts for our broadcast graphics products as well as new revenues generated from sales of our AXIS online graphics creation platform. We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers' current up-front fixed cost business model for graphics creation. If the economy continues to improve we anticipate that our service revenues will continue to grow during the remainder of 2010 over the prior year periods.

Gross Profit. Gross margins for the quarter ended September 30, 2010 and 2009 were 69% for each quarter. Gross margins for the nine month periods ended September 30, 2010 and 2009 were 70% and 68%, respectively. Gross margins in the nine month period in 2009 were negatively impacted by our inability to completely absorb fixed overhead costs at our lower revenue level.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $3.8 million in the quarter ended September 30, 2010 compared to $3.6 million in the quarter ended September 30, 2009. The increase in spending is primarily due to higher costs related to sales and marketing, particularly higher sales commissions on higher revenue and additional sales and marketing personnel, as we focus on building and improving the sales and marketing infrastructure.

SG&A in the nine months ended September 30, 2010 and 2009 were $11.2 million and $10.6 million, respectively. The increase in spending is primarily due to higher sales commissions of $0.2 million on higher revenues, higher compensation costs associated with performance based compensation arrangements of $0.4 million, additional service costs to support our customers and products in the amount of $0.1 million and $0.1 million in legal fees relating to a lawsuit filed against us as discussed in the notes to the consolidated financial statements. These increases were partially offset by $0.2 million in lower costs associated with the management of our international operations.

We anticipate SG&A expenses to increase during the remainder of 2010 and into 2011 due to our continued focus on sales and marketing efforts, including our recent hiring of senior sales and marketing executives with proven track records and extensive experience across the media/technology space. In addition, we plan to selectively add incremental sales resources as needed in 2011.

Research and Development Expenses. Research and development ("R&D") expenses decreased $0.2 million in the third quarter of 2010 to $1.7 million as compared to $1.9 million in the third quarter of 2009. R&D decreased $0.5 million in the nine month period ended September 30, 2010 to $5.0 million as compared to $5.5 million in the nine month period ended September 30, 2009. The primary reason for the decrease in all periods presented is lower costs associated with consultants as we assume development in-house and lower project material costs as we transition towards our service offerings, which generally have lower development costs.

Interest income and expense. Interest expense decreased marginally in the three month period ended September 30, 2010, as compared to 2009, due to lower interest incurred on our term loan as the outstanding principal balance has declined as a result of monthly principal payments.

Interest expense increased marginally in the nine months ended September 30, 2010 as compared to September 30, 2009 due to the term loan that was outstanding during nine months of 2010 as opposed to outstanding for only four months in the comparable nine month period in 2009.

Other income and expense, net.  The components of other income and expense, net are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2010	2009	2010	2009
Foreign exchange transaction gain (loss)	$74	$ (9)	$ 31	$(13)
Other	-	0	(41)	5
	$74	$ (9)	$(10)	$ (8)

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax (expense) benefit, net. In the third quarter of 2010 and 2009, we recorded an income tax benefit of $0.1 million and $0.3 million, respectively. In the nine month period ended September 30, 2010 and 2009, we recorded an income tax benefit of $0.02 million and $0.8 million, respectively. The reduction in tax benefits in all periods presented is impacted by the amount of expense associated with our share-based payment arrangements as we utilize our common stock, in lieu of cash, for management incentive programs. This does not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

In addition, during the quarter ended September 30, 2010, the Company recorded a valuation allowance of $136 thousand against certain net operating loss carryforwards as the Company believes it is more likely than not that these assets will not be realized.

Liquidity and Capital Resources

At September 30, 2010, we had cash and cash equivalents on hand of $4.5 million and working capital of $8.7 million. In the first nine months of 2010, the Company used approximately $0.1 million in cash for operations. The Company also invested approximately $0.4 million in 2010 for new equipment and used $0.2 million in cash for payments on its term loan.

On March 24, 2010 the Company entered into an amendment to its credit facility with a U.S. bank to extend its terms until March 30, 2011. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At September 30, 2010 available borrowings were approximately $1.5 million based on this formula. The credit facility also provides for a $0.5 million equipment line of credit to finance eligible equipment purchases through December 31, 2010. In the second quarter of 2009 the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.5 million remains outstanding at September 30, 2010. The equipment term loan will be repaid in thirty-six equal installments of principal plus interest, and is scheduled to be repaid in full by May 2012. The Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.5 to 1.0, measured at month-end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

We anticipate that no contribution to our pension plan will be required under ERISA in 2010. However, an additional discretionary contribution of $100,000 was made in October 2010. We expect that contributions will be required under ERISA in 2011. Our pension plan investments were valued at $3.5 million at September 30, 2010. Our investment strategy remains the same and we believe that the plan's investments are adequate to meet plan obligations for the next twelve months.

In the first nine months of 2010, we experienced some recovery in our products business, including areas outside of the United States, and growing interest in our services offerings. However, we believe that a guarded outlook for the short-term is prudent, given the fragile and patchy nature of this recovery, and our focus will remain on cost containment and cash generation. Our strategy is to seek to gain market share in broadcast and online graphics content workflow solutions and expand the use and penetration of our services offerings, including our AXIS online graphics creation platform. Our recent focus has been on building a world class sales and marketing infrastructure to drive additional sales of our product and service offerings, and we plan to selectively add incremental sales resources as needed in 2011. We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers' current up-front fixed cost business model for graphics creation. We also believe that because our addressable market opportunity is no longer restricted to broadcast television, we have additional opportunities for growth. However, our future growth and success will depend to a significant degree on our ability to generate sales of our newer, non-broadcast products in our existing and new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that our revenues are significantly below our forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                 RISK

As a smaller reporting company, we are not required to provide information required by this item.

ITEM 4T.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, or the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared.

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

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE
                 OF PROCEEDS

None.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  (REMOVED AND RESERVED)

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS

(a) Exhibits:

Exhibit No.	Description of Exhibit
10.1
Amended and Restated Employment Agreement by and between Chyron Corporation and Michael Wellesley-Wesley, effective as of September 1, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 9, 2010 (File No. 001-09014) and incorporated herein by reference.)

31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

November 10, 2010	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

November 10, 2010	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and Sr. Vice President