Form 10-K
period 2010-12-31
CHYRON CORP
filed 2011-03-23
CIK 20232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2010
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes[x]      No[  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes[   ]      No[   ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   [ x]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer[ ]	Non-accelerated filer [ ]	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the Company's voting and non-voting common equity held by non-affiliates of the Company (without admitting that any person whose shares are not included in such calculations is an affiliate) on June 30, 2010 was $18,250,135.
The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 18, 2011 was 16,221,704.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the Annual Meeting of Shareholders to be held May 10, 2011 are incorporated by reference into Part III.

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

Overview

Chyron Corporation, "The Company the Whole World Watches," is in its fifth decade as a leading supplier of graphics hardware, software and workflow solutions to the television and multimedia industries, including newsroom integration, video asset management systems and hosted online graphics creation and distribution services. By offering the latest in computer graphics science and a deep understanding of the content production processes and business challenges that daily confront major media enterprises, Chyron pioneers innovative graphics workflow solutions for established and new media customers.

Our mission is to offer visionary, responsive and cost-effective solutions to the community of professionals involved in the creation, management and distribution of media content. By uniting creativity, business and technology, our focus is to reduce our clients' operating costs and generate greater return on investment. We are dedicated to developing flexible, state-of-the-art solutions that achieve these goals by transitioning their business model from high fixed costs to lower, variable costs that can be scaled up or down as required. One of our primary goals is to leverage our experience and expertise in our traditional hardware product offerings for television stations and networks into becoming a leading provider of web-based software solutions, or a Cloud Services Provider, to the multimedia industry.

We develop, manufacture, market and support high-performance hardware and software products that are designed to provide broadcast-quality graphics and audio for live and pre-recorded productions and to enhance workflow and video asset management for broadcast operations. Extending beyond the traditional proprietary hardware paradigm, our AXIS Graphics Software-as-a-Service (SaaS) applications provide web-based, self-service graphics creation and order management for distribution to broadcast systems, the web, mobile and print without the need for specialized systems or software.

For our broadcast products, we design the video "engine" that powers each product and the software applications that run on this engine. We also assemble and test hardware and software components that make up graphics systems, character generators, clip servers, channel branding systems, telestration systems, ticker systems, and video asset management solutions. We provide a suite of professional services that encompasses creative services and project management and an experienced customer service team to support our products and to train users. Our broadcast-quality solutions are designed to enable customers to:

•
create online or offline, high definition (HD) or standard definition (SD), mono- or stereoscopic graphics containing text, logos, images, three dimensional (3D) elements, movies, clips and flipbooks by applying special effects, animation, 3D transformations, lighting, digital video effects (DVE), multi-layer compositing and audio;

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

•	create graphics on the web, using the Chyron-hosted AXIS Graphics SaaS applications;

•	order graphics on the web, using the Chyron-hosted AXIS order management service;

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

Our broadcast products are intended to meet the myriad demands of the industry. The transition from an analog to a digital broadcast standard mandated by the United States Federal Communications Commission ("FCC") has created a range of additional means to deliver video and audio content to the consumer, as well as innovations in storage and management of video and audio assets.

We believe that Chyron's AXIS Graphics offering has strengthened our market position and we believe that it will continue to do so, by providing an online service, not available elsewhere, by which media outlets can generate maps, news graphics, financial quotes, updateable charts and graphs and weather graphics. Because AXIS-created graphics are hardware-independent, they can be used for live broadcast and production on Chyron and non-Chyron systems, for display on websites and mobile devices, and for print. Our hosted online graphics creation solutions are available from any system with Internet access, including Microsoft® Windows® and Mac® OS-based systems. We believe that these attributes, coupled with a low-cost monthly subscription-based model, have opened up new markets for Chyron that are significantly larger and higher-growth than our traditional broadcast market.

In today's multi-screen world, Chyron-generated content can be displayed equally easily over a digital signage network, a cell phone display or an HDTV screen. Increasingly, the boundaries between on air and on line no longer apply, which is why Chyron workflows are designed from the outset to "create content only once while publishing across multiple devices." Having been at the forefront of multiple waves of new technology development, we believe that our depth of experience will enable us to maintain our role as an industry leader, and to anticipate and quickly respond to this rapidly evolving multi-media landscape.

Our Markets

We introduced our first character generator in 1970 to such success that character and graphics generation systems, whether Chyron or not, have been generically referred to throughout the industry as "chyrons." While a significant number of US broadcasters use Chyron products to display news titles, sports scores, weather information, election results and news and finance tickers, we believe that our graphics products have grown to become integral to television operations worldwide. We offer comprehensive experience in providing integrated, scalable, real-time graphics solutions. Building on our presence in the live, on air, television graphics market, our customers now include many major broadcast, cable, satellite and post-production facilities in the U.S., Europe and Australia. We also serve customers in Asia, South America, and the Middle East and Africa. In 2010, we sold our products to customers in over 30 countries. With the growth of our AXIS Graphics hosted services, our market base has now expanded to include web, mobile and print.

The Company is focused on leveraging and building on its leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational, professional video and online, mobile and print graphics provider market sectors.

Because our AXIS graphics creation process is designed to be intuitive and easy to use, it is not limited to artists and designers who have advanced knowledge of graphics production. As a subscription service at a low initial monthly price point, it is suited to a wide range of applications, including online video and websites, to provide the quality "look and feel" of graphics that traditionally have been available only to television production. AXIS Graphics tools can be used to build graphics for both static text-based web pages and for "rich," multimedia web environments. An ordering module enables users to place orders for specialized graphics, which are then automatically delivered to final destinations, which can include playout systems. This workflow provides significant efficiencies, bypassing the formerly necessary intermediate graphics management stages between creation and playout. Numerous television stations currently employ AXIS Graphics services in producing their daily news broadcasts. The first large TV Stations Group owner and enterprise-level broadcast and television customer for AXIS Graphics services is the Gannett Broadcasting Group, where AXIS is deployed across 23 television stations. The successful AXIS Graphics launch at Gannett has been followed by implementations at Post-Newsweek, FOX, Scripps and Sinclair broadcast stations. The first pure play online customer was Yahoo!®, which uses AXIS Graphics to create stock price charts for its Yahoo!® Finance Tech Ticker Service.

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

Our broadcast systems are Windows®-based and incorporate a high content of off-the-shelf components. Industry-standard interface protocol enables our equipment to be easily integrated into the most advanced television facilities, as well as Media Object Server (MOS)-based newsroom installations. We believe that our software has become an indispensable plug-in application for products offered by leading broadcast manufacturers such as AP®, Avid®, Leitch® and Thomson® Grass Valley®, greatly extending the capabilities of those products. Our systems can import elements including images, movie files, animation files and audio files from non-Windows systems such as Apple® Mac®.

AXIS Graphics, the cornerstone of our SaaS initiative, is available to our core broadcast and video constituency, as well as new, non-video markets including web, mobile and print. AXIS Graphics provides an intuitive web interface for creating unique looks for television stations, websites, mobile device displays and print. Its power lies in the ability to generate maps, news graphics, financial quotes, charts and graphs on demand, which can then be imported into Chyron's or third- party applications and systems for display. The AXIS order management component has further streamlined and automated the workflow from creation to air.

We are dedicated to providing the highest quality and most comprehensive array of advanced solutions, ranging from low-cost CGs  to fully-integrated workflows that provide precision creation, playout and management of text, stills, clips, effects, audio, storage, networking, newsroom integration, and multi-format distribution and to web-hosted graphics creation, accessible from anywhere. A summary description of selected Chyron products and services is listed below.

Broadcast Hardware Products

Chyron's broadcast systems provide the high performance graphics playout and reliability that are critical for live production, whether in brick-and-mortar facilities or mobile studios. All are built from state-of-the-art components and feature real-time playout and easy integration with facility systems and workflows.

Graphics System/CG Family – HyperX3, LEX3, MicroX HD/SD, MicroX, DigiBox, Board-Level Products: The Graphics System/CG family is comprised of real-time, 2D/3D graphics platforms and systems that integrate a Windows XP® front end with real-time video processing to provide exceptional performance for television graphics applications. HyperX3 is our flagship graphics system, in use by major local, regional, national and international facilities. Numerous major broadcasters have standardized Chyron systems as the graphics solution for their major sporting and news events, including coverage of: the 2010 World Cup; the 2010 Commonwealth Games; the 2010 Winter Olympic Games in Vancouver; 2010 Wimbledon; the 2010/2008 elections; international elections; professional golf tournaments; the 2009 Super Bowl; and the 2008 Summer Olympic Games in Beijing.

Our HyperX3 has taken a leadership role in 3D stereoscopic graphics, and has been the system of choice for many premier 3D broadcasts: the first televised stereoscopic 3D NFL game (2010); the first stereoscopic 3D broadcast of an NHL game in Canada (2010); the first live stereoscopic 3D concert by German hip hop group Die Fantastischen Vier; and NBA All-Star Saturday Night, in the first commercially marketed deal to deliver an NBA sporting event in Live 3D nationwide.

Chyron systems are increasingly in use for high-resolution graphics display on the big screens and scoreboards at stadiums, including: Fenway Park (Boston Red Sox); Target Field (Minnesota Twins); and American Airlines Center (Dallas Mavericks, Dallas Stars); and Cowboys Stadium (Dallas Cowboys).

Our systems are multi-standard platforms, providing both HD and SD within each channel, without the necessity of a separate upgrade. Our HyperX3 systems can also play out 3D stereoscopic graphics. Migration from SD to HD is accomplished within the software. Content may be created and played back in any of our supported standards. The Graphics System/CG family employs Lyric® and the powerful Lyric® PRO option, our on- and off-line content creation and playout software applications, to create messages (graphic pages) and to play content to air. The systems' architecture has enabled us to provide a range of scalable, cost-effective product solutions, from low-cost single-channel CGs to fully integrated, HD/SD-switchable, multi-channel systems with clip playout and DVE. The Graphics System/CG family is rounded out by the HD/SD LEX3, the MicroX HD/SD and MicroX single-channel systems, and DigiBox and board-level products.

The HyperX series, LEX series, MicroX HD/SD and MicroX integrate with our CAMIO newsroom integration and graphics/video asset management, which enables journalists and producers to remotely create graphics for playout on these systems.

Channel Box Family – Channel Box2, Channel Box EX: Channel Box HD/SD-switchable branding systems have been installed in facilities worldwide. Built on our Lyric PRO rendering engine, Channel Box systems feature 2D/3D design and playout for branding applications, including tickers, crawls, snipes, "bag and tag," promos and end-credits. The system's real-time video, graphics effects, clips and audio can be integrated with automation, or the system can be used as a standalone branding device. A station promo need be built only once, and Channel Box automatically inserts new voice-over tags, text and graphics during the live broadcast and credit squeezes at the ends of shows to add revenue-generating commercial content advertising show sponsors or "coming-up next" promos.

Its power as an automated system is underscored by its ability to update text and graphics on the fly, driven by data drawn from a wide range of sources, including text files and ODBC-compliant data sources (Microsoft® Excel® spreadsheets, Microsoft® Access databases, text files etc.). Additionally, Channel Box provides, at no charge, applications for displaying information from AP® news feeds, weather feeds and RSS feeds. Data from web pages can also be obtained through established, third-party software providers. For late-breaking situations, templates can be manually updated on the fly. We have extended the reach of Channel Box by implementing the new, industry-standard Broadcast Exchange Format (BXF) technology, enabling more complete integration between Channel Box and automated scheduling (traffic) systems. Channel Box also integrates with industry-standard automation systems, accepting control through Chyron's own Intelligent Interface® protocol over serial or TCP/IP, VDCP or GPI (optional).

Channel Box is offered in two configurations to fit both needs and budget: Channel Box2 is Chyron's next-generation platform, an evolution from our highly successful Channel Box HA. Channel Box2 provides two 2D DVEs as standard, enhanced audio capabilities, native VB Scripting, mirrored system drives, hot-swappable RAID5 drives for media storage and playout, and redundant power supplies. Channel Box EX is a robust, lower-cost system on the original platform, featuring the same flexible display, data-binding capability and automation integration as the Channel Box2. An Emergency Alert System (EAS) option is available for both configurations, enabling the integration of EAS functionality. An offline version of Channel Box software is available to enable users to create scenes on PCs for playout on Channel Box systems.

           XClyps Family – XClyps, XClyps SAN, MicroClyps: We believe that our XClyps systems set a new level for graphics server technology and performance, by providing superior quality and precise control over graphics playout. Serving the most demanding multi-standard environments, XClyps can be configured with one or two completely independent, switchable HD/SD channels, each with synchronized video and key outputs. Advanced wavelet compression is designed to provide high-capacity storage and flawless playout of channel branding, promos, snipes and DSK. XClyps can be easily integrated as a single system, or multiple XClyps systems can be networked. Built on Microsoft® .NET® Technology with a 1000 BaseT interface, assets can be quickly transferred across the network. Due to a powerful application environment that provides maximum flexibility, XClyps can be controlled remotely via Pro-Bel protocol, Harris (Louth) VDCP, Grass Valley®, PBusII protocol, Intelligent Interface® protocol over serial or TCP/IP, and GPI.

For collaborative, high-demand environments, multiple XClyps can be interoperated around a shared central storage SAN providing full HD streaming of multiple channels from any number of XClyps systems.

The XClyps family also includes MicroClyps, designed to offer powerful XClyps functionality in a single-channel configuration. We believe that MicroClyps is an attractive option to those for whom redundancy is not a key requirement but who require a high-quality, low-cost, compact solution. MicroClyps has proven to be a popular choice for many of our customers with sports broadcast trucks.

We have integrated the XClyps family with our CAMIO newsroom integration and graphics/video asset management system, enabling clips to be browsed and added to the newsroom rundown in the same manner as Lyric graphics.

           CodiStrator HD/SD Telestration System: Further serving the live broadcast market is CodiStrator, our HD/SD-switchable telestration system that enables commentators to illustrate in real time over live video. Used by many of our football and other sports broadcast clients, CodiStrator features digital free-hand drawing, extendable lines/arrows, circles, animated video "stickers," logos, shapes, bullets, spotlights and more, providing extra impact to live coverage. Drawing tools are customizable with a variety of user-controllable parameters, including color, width, shadows and transparency. While most commonly used for sports coverage, CodiStrator telestration is a valuable interactive tool for enhancing live news, weather, traffic and financial reports. We believe that the ability to import AXIS Graphics, particularly maps for news, traffic and weather, further increases its versatility. Extending beyond broadcast, CodiStrator can also be used for illustrating corporate, medical, educational and government presentations. CodiStrator was used to highlight the action for Venevision's (Venezuela) 2010 World Cup coverage.

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

AXIS Graphics and Software as a Service (SaaS) - Graphics on Demand

AXIS Graphics Creation Modules: We are leading a powerful change in how graphics content is created for video, the Internet, newspapers, radio stations, mobile phones, digital signage and beyond. AXIS Graphics offers a pioneering, web-based solution for online graphics production. AXIS Graphics is designed to bring innovation to graphics creation and workflow, and most critically, the ability for clients to achieve a high return on investment. Our AXIS Graphics suite of web-based services and applications are designed to provide proven workflows, including quick creation of customizable, high-resolution maps, financial quotes, 3D charts, plus a virtually unlimited set of tools to create topical news graphics. Because these applications run on our hosted computer servers "in the cloud," our customers are not required to invest in or maintain expensive hardware or license multiple releases of software. The traditional high, fixed-cost model is replaced by a lower-cost subscription model. We continue to integrate AXIS Graphics with our other systems and solutions, as well as with advanced, third-party hosted applications, including FORscene hosted video editing. AXIS Graphics has enabled us to extend beyond our established client base to serve not only existing Chyron broadcast and network customers, but to act as a point of entry for the sale of our systems and software to facilities currently using non-Chyron products. We believe that we have achieved notable success with AXIS Graphics in the short time we have been offering it, including implementation at Gannett, where AXIS Graphics has been employed at 23 stations, and at Post-Newsweek, where AXIS is in use at six stations, and at Fox, Scripps and Sinclair.

AXIS order: We have developed our AXIS order management system, called order, to the specifications of a select group of our high-profile clients. Using order a journalist or producer can order a new graphic from Chyron's art department from the Chyron LUCI interface from within a Newsroom Computer System, from LUCI within iRB, or from the order interface itself, via a web-based interface. The journalist or producer can specify deadline, description and metadata, and can attach files. Once the graphic is fulfilled and uploaded by the art department, it is automatically placed in the story without further intervention by the journalist or producer. order is designed to streamline the workflow by eliminating the need for the phone orders, paper memos and follow-up calls that have traditionally comprised the graphics request process, potentially saving time and money. Graphic creation status can be viewed at any time, and the process is completely configurable with regard to scheduling, assignment, approval, metadata use and more. order is particularly suited to the growing trend in centralized graphics creation, as the same art department can service multiple facilities, offering a unified look and conserving resources.

Software Products

Our broadcast graphics systems run Lyric® and Lyric® PRO, our award-winning graphics creation-to-playout software; proprietary, system-specific software; and/or a variety of third-party applications and plug-ins. Extending Lyric beyond our own systems, we also offer Lyric plug-ins to® Avid® and other non-linear editing systems.

With the goal of providing end-to-end solutions for our customers, we have unified graphics operations with our workflow and asset management applications, including CAMIO, iRB, iSQ, order, and our Mobile Suite, including WAPSTR and MOS2WAP. XMP®-awareness is already integrated into CAMIO and we plan to integrate it into other software. Detailed descriptions of these products follow.

Lyric®: Lyric is our industry-leading advanced graphics creation and playback application that is provided on our graphics/CG systems. Using Lyric, graphic artists can create sophisticated 2D/3D graphics on a Chyron system or offline on a PC, for later playout/export to broadcast, mobile, web and print. Content can be created in one location and transported by local area network ("LAN") or wide area network ("WAN") to another device or facility using standard network protocols.  Lyric imports numerous standard 2D, 3D and animation file types and takes full advantage of industry-standard tools, including Autodesk®'s FBX® file interchange format and Adobe's® Extensible Metadata Platform (XMP®), while maintaining full legacy support. Lyric features intuitive and agile operation, hardware transparency and interoperability with many third-party graphics applications and technologies. Lyric was designed from inception to easily incorporate future advances in software and hardware.

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

Lyric and Lyric PRO have gained wide acceptance in the industry and we expect to continue to develop new features. With the release of Lyric/Lyric PRO 8, we introduced additional functionality to our powerful 3D text renderer. The ability to create and display text in non-Western languages has successfully opened the opportunity to market our products in Asian countries including India and China, as well as the Middle East. Enhanced 3D text manipulation and text effects have been implemented and enhancements to our FBX importer have expanded the capabilities of the specialized 3D artists to create complex, 3D animations in their familiar applications and environments, which can then be brought into Lyric. The Lyric artist no longer needs to recreate the animation within Lyric, but can focus instead on using the imported 3D animations as components of Lyric animations.

Lyric PRO has met the increasingly sophisticated demands of live broadcast, with the introduction of scriptless Conditional Transitions and Inherit State. Where conditional behavior of graphics had depended on scripting by highly specialized programmers, designers can now easily set up complex behaviors directly within Lyric PRO, drastically cutting graphics creation time and providing the flexible playout required for live production.

Chyron's Lyric PRO 8 has become a leader in 3D stereoscopic graphics creation and playout. The NBA, in conjunction with TNT and Cinedigm Digital Cinema Corp., represented the first commercially marketed deal to deliver an NBA sporting event in live 3D nationwide. Lyric PRO 8, running on our HyperX3 platform, delivered the live 3D stereoscopic graphics for this hugely successful production, which was broadcast by satellite to more than 80 digitally-equipped theaters across the US.

New in Lyric PRO 8 is the ability for a presenter to trigger Lyric PRO graphics via a touch screen. Lyric PRO's Touch GraphX enables fast, simple creation of touch-enabled graphics, and was used to enhance 2010 election coverage with live interaction between the on-air talent and graphic displays. Touch GraphX is an extension of our programming-free, scriptless environment, bringing touch-enabled graphics creation out of the realm of the programmer and back to the designer.

Lyric and Lyric PRO are available as offline applications, enabling users to create graphics on PCs for playout on Chyron systems and for export to other media. The Virtual Preview feature for Lyric PRO Offline makes the offline creation environment more closely simulate the online playout environment, which we believe provides a major benefit of our graphics creation process. Lyric and Lyric PRO are also offered as plugins to Avid® and other non-linear editing systems, allowing video editors to incorporate Lyric graphics into their work.

Our Lyric-based systems integrate with our CAMIO newsroom integration and graphics/video asset management, and our iRB rundown builder, enabling journalists and producers to remotely create graphics, based on Lyric templates for playout on Lyric-based systems.

LEIF: The Lyric Enhancement Interface Framework, or LEIF, is the Chyron application programming interface, or API, for developing custom programs that harness the power of Lyric for graphics creation and real time rendering. Via the LEIF API, applications can efficiently control Lyric for scenarios that require automated manipulation of Lyric's behavior or a customized user interface. LEIF programs can be created as either plug-ins to Lyric or as external applications that control Lyric (i.e., because the same API is used for both). Using LEIF, developers can create programs that execute keyframe-based animations, automate template field updates, import and export custom file formats, implement remote application control and handle numerous diverse operations. The plug-in architecture supports the addition of user-defined menus and control panels in the Lyric User Interface, user-definable object properties and integral control over the basic functionality of Lyric. Plug-ins are designed to be simple to deploy, requiring only that the program be copied to the Lyric's Plug-ins folder. The LEIF API is based on COM technology. LEIF plug-ins and external applications can be written using any development environment that supports COM. Examples of popular languages include Visual Basic®, Delphi®, Visual C++® and C#®. The LEIF API consists of a series of methods and properties that offer direct manipulation of Lyric functionality. LEIF developers have access to the Chyron Developer Network, which provides technical support, the latest SDK, white papers and numerous sample applications.

CAL: The Chyron Application Library (CAL), is designed to be a powerful API that can be used to create customized, real time, high-quality broadcast graphics applications for Chyron platforms or Chyron board-level products. For example, continuous data feeds of financial, news, sports or other information can be easily transformed into rolls and crawls through CAL's data spooler. CAL's real time animation engine is designed to provide built-in and custom data transition effects that enable the creation of unique, eye-catching displays. CAL can be used to create graphics not only for Chyron's CAL Box, but for a variety of graphics systems. Chyron's third-party developer network creates and markets specialized CAL applications to address a wide array of broadcast operations. CAL developers can join the Chyron Developer Network, participate in a supportive community of industry experts and receive access to new tools and an expanding base of CAL-created projects.

Newsroom Integration and Graphics/Video Asset Management

CAMIO (Chyron Asset Management InterOperability): Television newsroom operations depend on accurate, fast exchange of information and graphics among disparate computer systems and devices. Media Object Server, or MOS, protocol enables Newsroom Computer Systems, or NRCS, Media Object Servers and devices such as graphics systems to exchange information using an industry-standard protocol. With CAMIO integrated into a newsroom, journalists and producers can access a library of templates from their newsroom workstations, to quickly create and edit text, graphics and movies using our Lyric Universal Control Interface, or LUCI. CAMIO's powerful asset management tools, search engine and visual browser make it easy to locate and select graphic templates, enter text for titling and select images and move files to complete the graphic. Completed objects are associated with a story, and then the stories are ordered by the NRCS and sent to a Chyron system playlist for playout to air. Changes in the newsroom rundowns are automatically and instantly reflected on the Chyron output devices, offering a streamlined and accurate newsroom production environment. Because journalists and producers are directly involved in the final output, there is less opportunity for error, and they can quickly make last-minute changes without involving a graphic artist or graphics system/CG operator. In addition, because the graphics are based on existing, reusable templates created by graphic artists, CAMIO can speed the production of pages by eliminating the need for a graphic artist to create each page for a news broadcast. This allows artists to be available for other tasks and can increase output of the art department.

The integration of Adobe® XMP® metadata into CAMIO enables the packaging of configurable metadata with files. It can be used within CAMIO to auto-populate template fields in the graphic and enables conditional use of graphics in a template. For example, the name of a person, embedded into the graphic as metadata, can automatically populate a text template based on the metadata traveling with an image, or a sports player's headshot can be automatically restricted to placement in a graphic with his team logo. Errors are minimized and naming conventions can be automatically enforced, resulting in significant time savings. XMP metadata can also be mapped into CAMIO's default metadata fields to expedite searches.

In addition to our Lyric-based graphics systems, CAMIO supports XClyps, enabling the journalists and producers to browse XClyps assets and insert them into their scripts. XClyps playout is then controlled through iSQ, described below, using the same interface for both Lyric and XClyps.

iRB (Intelligent Rundown Builder): For non-NRCS environments or in NRCS environments where the ability to create a rundown outside of the NRCS is required, iRB provides the ability to create a graphics rundown without the presence of an NRCS. iRB, an option for CAMIO, is a web-based workflow tool for creating and sequencing graphics using the LUCI drag-and-drop interface. Borrowing from the MOS workflow, iRB enables users to view templates and fulfill them with text, images and movie files in a similar manner as its counterpart in the newsroom. iRB is flexible in that it can function as a stand-alone component or it can operate in parallel with an NRCS.  As with the NRCS workflow, graphics created within iRB are automatically distributed to the playout systems, where they can be triggered from iSQ (described below).

iSQ (Intelligent Sequencer): iSQ offers a single control interface to manage playlists from multiple channels across multiple Chyron playout devices. iSQ includes CueBoard, an intuitive panel configured to control up to four CAMIO-generated playlists within the iSQ application. Dual CueBoards can be configured to control up to eight channels from a single work surface. iSQ is comprised of iSQ Viewer, which is client software installed on a customer PC, and iSQ Server, which is installed on the playout devices.  Playout is triggered from iSQ Viewer.

Mobile Suite: With our Mobile Suite of products for CAMIO, we are targeting the rapidly expanding "citizen journalist" phenomenon of individuals taking photos, recording video and sharing them with news stations. Chyron's Mobile Suite integrates cell phones directly with the news production workflow. More viewers are using their cell phones as cameras, uncovering reporting opportunities as never imagined, and now broadcasters can both integrate cell phone images directly into live broadcasts and build loyalty through direct involvement of viewers with unfolding events. Chyron's Mobile Suite includes two products, the award-winning WAPSTR and MOS2WAP.

WAPSTR: WAPSTR is a Multimedia Messaging Gateway and CAMIO plug-in interfacing with the public mobile phone network. WAPSTR enables simple upload of photos and videos from mobile phones directly to newsroom computer systems and iRB. Journalists have instant access to these materials, which can quickly and easily be dropped into templates for immediate on-air use.

MOS2WAP: MOS2WAP features a Wireless Application Protocol, also known as a WAP server, and CAMIO system plug-in for simultaneous publication of WAP pages from within Newsroom Computer Systems or iRB. Changes to the rundown and breaking news stories are instantly posted to the WAP server, increasing newsroom efficiency and immediately reaching the new mobile audience. Cell phone users can easily browse and display the latest stories generated from the WAP server.

End-to-End Workflow

Quintette: In response to the need for a preconfigured, end-to-end workflow, Chyron introduced the Quintette Newsroom Production and Playback Suite. Quintette incorporates Chyron's advanced technologies, including CAMIO newsroom integration and asset management, AXIS order management, iRB (Intelligent Rundown Builder), iSQ (Intelligent Sequencer) single-point playout control and Chyron graphics systems to produce a streamlined, economical workflow solution for newsroom, pre-production and entertainment graphics creation and playout. Producers and journalists can easily create, order and add graphics to their stories within or outside of the news environment. News directors and production personnel have complete control over content, resulting in superior broadcasts rich in graphics. Management and distribution of graphics to playout systems are transparent to operation and a single interface controls all playout. In recognition of this technological innovation, Quintette received the STAR (Superior Technology Award Recipient) Award from the editors of "TV Technology Europe" at IBC2010.

Creative Services

We recently introduced Chyron Creative Services, enabling us to offer a complete, end-to-end Chyron graphics creation-to-playout workflow. Creative Services provides graphic design services for customers of our traditional hardware systems, for the networked CAMIO environment and for our AXIS hosted services. We offer an array of options, from single-facility graphics creation to enterprise-wide graphics packages for broadcast, web, mobile and print.

Our highly skilled Creative Services designers provide graphics implementation expertise to enable our customers to realize  more out of their systems and resources, especially in the face of dwindling budgets. Since its inception in 2009, Creative Services has generated a growing revenue stream by producing comprehensive graphics packages for sports, news and other high-profile broadcasts.

Creative Services also serves our in-house needs, maintaining and enhancing our brand through the production of product demonstration graphics, digital and printed marketing materials and graphics for our web site.

Chyron Development Strategy

Our goal is to provide a centralized, fully-integrated and collaborative creation environment for our clients. We continually seek to leverage the latest advances in technology and workflow design to provide complete, streamlined solutions in an integrated environment that encourages creativity and allows the software to take care of the more repetitive, time-consuming tasks. We have developed modular suites of systems and software that we believe fulfill the requirements of a wide variety of potential customers, from small college stations to major market facilities, national and global networks, and multimedia outlets, including television broadcast, websites, mobile devices and print.

We continue to extend new and evolving products, with a focus on tight integration among our existing systems, hosted services, and external systems and software. Our FBX importer is designed to enable the use of 3D animations created in 3D applications to be imported and played out from our Lyric-based systems. We designed a new text renderer to enable easy creation of text in non-Western, complex-script languages. We have introduced new CAMIO and AXIS Graphics components such as our order offering to help automate the graphics request and fulfillment process, and provide additional means for accessing, distributing and fulfilling graphics from within the CAMIO and AXIS Graphics environments.

In addition, our AXIS Graphics service offers the creation of platform-independent, web-based graphics that can be imported for use on Chyron and third-party systems. We continue to further integrate AXIS into our products to provide automatic, transparent graphics fulfillment, management and interoperability.

We plan to continue further integration of the Adobe® Extensible Metadata Platform, (XMP®) technology with our products. XMP has fast become an industry-wide standard, providing a common protocol for managing assets with sophisticated packaging of the metadata that travels with each asset file. We are designing our products to take advantage of XMP technology by tapping into the metadata to optimize broadcast graphics workflow, from centralized creation and storage through distribution and playout. Customized user interfaces can be tailored to the requirements of a facility. Metadata fields can be mapped to template fields in a graphic to accomplish tasks such as populating a head shot with the subject's name, position, team logo and automatically updated sports statistics, allowing HD graphics to be brought only into HD templates, or preventing the image of a politician from one party from being dropped into a graphic illustrating a different party. We believe that with this flexibility and automation, our customers can build business logic into their operations, potentially increasing their efficiency and productivity and ultimately benefiting their bottom line.

Sales and Marketing

We market our products and systems to traditional broadcast, production and post-production facilities and to multimedia outlets such as web, mobile and print companies throughout the world, including the markets identified above under "Business - Our Markets." We also market our products and services in these markets to sports networks and arenas, government agencies, educational institutions, health institutions, religious institutions and telecommunications and corporate customers. In order to maintain and increase awareness of our products, we display at the major domestic and international trade shows of the broadcast and post-production segments. In the United States, we exhibit at the National Association of Broadcasters Convention and other smaller trade shows. We also exhibit at the International Broadcasters Convention in Europe and other smaller trade shows internationally.

We also promote our products through direct-mail campaigns, e-newsletters, advertisements placed in relevant journals, our website, knowledge base and forum, and social media marketing venues such as facebook®, Twitter®, Yahoo!® and YouTube®. In addition, our engineering and corporate staff publish articles, present papers, and are quoted in trade journals and papers presented at technical conventions, which we believe reinforces and promotes our industry credentials.

Our aim is to continue to expand the range and sophistication of our marketing tools. We offer marketing and instructional podcasts on our website, and we continually refresh our library of tutorials, white papers, workflow diagrams and system diagrams. Periodically, we send an electronic marketing package highlighting a product or product line to clients and potential clients. We also perform online video demonstrations which have become a valuable and cost-saving marketing tool for us. Additionally, we aim to expand the Chyron brand  throughout the globe and to increase our international footprint and position.

A critical component of our sales strategy is the development of effective product and workflow demonstrations. We believe that the ability to conduct successful demonstrations is key in proving the reliability and innovation of our products, and results in the retention of existing customers and the acquisition of new business.

Sales of our broadcast products worldwide are made through our direct sales personnel as well as through third-party dealers, independent representatives and systems integrators. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development team.

Our Commitment to Customer Success

We believe that our success is measured not only in sales figures, but with the ongoing success of our customers. Our attention to customer success commences in the planning stages of a project, through the sale, training, and commissioning process. Our Customer Success Group is dedicated to ensuring that Chyron solutions are tailored to customer requirements and that the process of implementation is smooth, follow-up is maintained and issues are addressed in a timely manner. This approach has become increasingly critical to the success of our clients, with the rapid transition from single-box installations to integrated solutions, especially those involving AXIS Graphics and CAMIO, which involve complex interactions among multiple Chyron components and third-party products. This heightened level of project management continues to bear fruit from our longer-term projects, in that our clients return to us for guidance in implementing additional Chyron solutions, thus generating a continuing revenue stream. In addition, as an extra level of support, we offer post-sale maintenance agreements to ensure that our customers continue to effectively use their Chyron products. Going forward, we expect to recognize direct revenue from project management.

Product Management

Our Product Management team oversees and manages the entire Chyron product line from conception through end of life, including: software, hosted application and platform releases; the integration of products with each other and with external systems and software; and the development and implementation of workflow and feature sets. Product Managers evaluate current and future customer goals, business and technical trends in the industry, potential third-party partnerships and opportunities for which we are uniquely suited in order to establish product development roadmaps.

Product Managers interface with all departments of the Company: they work closely with the engineering department by framing development goals and by providing Software Quality Assurance (SQA) with real-life test materials and scenarios; provide Production with the deliverables that they require to ship; support Sales and Marketing by producing collateral including podcasts, product information sheets, system diagrams, tutorials and white papers; and train our support team so that they can effectively respond to customers.

Engineering

We employ software and platform engineers, a software quality assurance team and technical publications staff. The software engineers design, implement, test, and maintain the software; and the platform engineers develop, source and test the high-performance hardware configurations to be used in our systems. The Engineering department operates in a creative, collaborative environment, framed by an agile development methodology.  Engineering, Product Management, SQA and Technical Publications work in concert to produce, qualify and document solutions for our clients.

Service and Support

We offer technical service and support to our customers via 24-hours-per-day, seven-days-per-week, 52-weeks-per-year access to highly trained service and support professionals. We employ online video conferencing to help customers resolve problems and update software on their systems, speeding resolution and cutting costs. We have instituted an on-line case submission system, C.A.S.E. (Chyron Automated Support Email), which enables our customers to submit a case to the support team and provides them with a "help desk at their fingertips" via the web. We provide a searchable knowledge base which is continually updated with current information. Service is provided both domestically and internationally by Chyron or through our appointed dealers and representatives.

We provide our customers with hardware, software and performance maintenance contracts (HMAs, SMAs and PMAs, respectively) and spare parts, and believe that support contracts and an easily available spare parts supply facilitate customer satisfaction.

Warranty

We generally provide one-year warranties on all of our products. There may be, in certain instances, exceptions to these terms. A provision is made in our financial statements to estimate the warranty cost in products sold based on historical actual results.

Training

Proper training is essential for the success of our customers, and in certain instances, e.g., CAMIO and AXIS, training is a mandatory, itemized component. We offer a comprehensive course catalogue, with scalable and fixed-duration training courses tailored to varying levels of proficiency and generally consisting of a mix of classroom discussions and hands-on training. Training courses are held at our Melville, NY headquarters or on site at the customer's facility, as required. We make training available to a wider user base by offering online video conferencing courses in which users can participate in interactive instruction.

Manufacturing

Our final assembly, system integration and test operations are located at our headquarters in Melville, NY. We use third-party vendors to manufacture and supply many of the hardware components and sub-assemblies. We rely on a limited number of suppliers for major hardware components.  We continually review product specifications in order to diversify the sourcing of critical components. With our current architecture, we use many "off-the-shelf" components. This not only permits us greater flexibility in sourcing of components, but provides higher gross margins on our products through the attainment of lower costs through competitive sourcing and greater commonality of components among our products.

Research and Development

Our research and product development has primarily been focused on the revitalization and further extension of our core products, including the continuing integration and development of AXIS services. During 2010 and 2009, we spent approximately $6.6 million and $7.1 million, respectively, for research and development for new and existing products, all of which is company funded.

Customers

There are no customers that individually represent in excess of 10% of our consolidated revenues for 2010 or 2009.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products, new technologies and significant price erosion are all features of the industry in which we operate. The market for HD broadcast video systems and applications has continued to grow over the past year. The cycle necessary to drive the conversion to HD production and broadcast continues to maintain momentum, with the drop in price of consumer HD flat-panel TVs and the conversion in 2009 to the digital broadcast standard, the resulting acceleration in purchases, the increasing production of HD broadcasts and the introduction of high-profile, 3D stereoscopic productions. When Americans retire their current television sets, the natural progression is now to HD and even 3D flat-panel sets. Chyron is and has been fully prepared with a comprehensive HD/SD-switchable product line and 3D stereoscopic graphics capability that eliminate the need for a television facility to budget for multiple purchases of SD, HD and 3D stereoscopic equipment. Where possible, we also provide an upgrade path for facilities that already have our SD systems, or that will continue to purchase our SD systems, with plans to upgrade in the future.

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

We are currently aware of several major and a number of smaller competitors. We believe the competitive factors in our market include product pricing, features, ease of implementation and use, integration with workflow and third-party systems, and the quality of customer support. We believe our primary competitors are Vizrt Ltd., Harris Corporation's Inscriber subsidiary, Miranda, Pixel Power, Orad Hi-Tec Systems Ltd., Avid Technology, Inc. and Ross Video Ltd. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which we operate, or may operate, are dominated by established vendors.

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

Our registered trademarks for our current product line are Chyron, The Company The Whole World Watches, HyperX, Lyric, CAMIO, CODI, Intelligent Interface, WAPSTR, ChyTV, ChyAlert, iNFiNiT!, MAX!>, and MAXINE!. We review our trademark registrations regularly and renew the terms if we deem appropriate based on current usage of the respective trademark. We also have rights in trademarks and service marks that are not federally registered. We do not have registered copyrights on any of our intellectual property.

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

Substantially all of our manufacturing is outsourced and we purchase completed components and assemblies from our suppliers. Consequently, our processes do not involve hazardous substances and we have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees

As of December 31, 2010, we employed 114 persons worldwide. None of these employees are represented by a labor union.

Go Green Initiative

We recognize our responsibility to preserve the environment, reduce dependency on fossil fuel, promote energy-saving among our employees and cut the cost of our operations. To work towards achieving these goals, we continue to implement our Go Green initiative. We encourage employees to think before they print, turn off lights and equipment that are not in use, carpool and use mass transit for their commutes, and to make use of phone conferences and video teleconferencing services to cut travel where appropriate. In a paper- and resource-saving measure, this Annual Report and future financial reports are distributed via a web link. Hard copies are made available only upon request.

To comply with the Restriction of Hazardous Substances (RoHS) directive implemented by the European Union (EU), we have re-sourced and upgraded our systems and components where necessary. While this directive applies only in the EU, there is a similar mandate in place in California. Our RoHS-compliant systems are distributed world-wide, having a positive impact beyond the covered areas.

Our headquarters in Melville, NY underwent a major renovation in 2009, in which fifteen-year-old HVAC units were replaced with high-efficiency systems and interior spaces were more efficiently configured. New, lower-wattage light fixtures have been installed and bulbs in existing fixtures are being replaced with more energy-efficient bulbs. In a move to minimize the exposure to volatile organic compounds (VOC), the walls have been painted with low-VOC paint.

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

We are required to file annual, quarterly and current reports, proxy statements and other information with the Securities and Exchange Commission ("SEC"). You may read and copy any documents filed by us at the Public Reference Section of the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our filings with the SEC are also available to the public through the SEC's website at http://www.sec.gov .

We maintain Internet sites at www.chyron.com, www.chytv.com and www.axisgraphics.tv. We make available, free of charge, through the "Investors" section of our www.chyron.com website, our SEC filings as soon as reasonably practicable after these reports have been electronically filed with or furnished to the SEC. Our websites and the information contained on them or connected to them shall not be deemed to be incorporated by reference into this report.

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

The United States and other countries where we operate continue to struggle to emerge from economic recessions. This could adversely affect overall spending on technology and services and reduce demand or delay payments for our products and services. The continuing unfavorable economic environment may also cause our customers to have difficulty obtaining capital at adequate or historical levels to finance their ongoing business and operations and our customers may face insolvency, all of which could impair their ability to make timely payments and continue operations. Further, we may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. We are unable to predict the duration and severity of the weakened economic conditions and such conditions could adversely impact our business, operating results and financial condition.

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

If we fail to successfully continue to expand our AXIS Graphics solution or to develop, introduce and sell new products and services, then we may be unable to compete effectively in the future.

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market our AXIS Graphics creation and order management services, other new products employing the latest technologies, including graphics systems and software that continues to replace our legacy products and older graphics systems, as well as hosted applications that meet the rapidly evolving requirements of our customers. Our success increasingly depends on the ability to cement our position in new segments of the broadcast market with our graphics offerings, including workflow solutions and asset management, channel branding, Mobile Suite and AXIS Graphics online content creation and order management services. In recent years, sales of our graphics systems/CG products, channel branding systems and clip servers have resulted in part due to the increasing implementation of HD and emerging implementation of 3D stereoscopic production by the broadcast facilities. We expect, however, that demand for these products may decline when implementation of HD is completed by a larger percentage of broadcasters. If any of the following occur, then our business, financial condition and results of operations may be materially harmed:

•	our broadcast customers do not continue to order our products at the same rate or in the same quantities following their transition to HD, or their budgets for such products are reduced or eliminated,
•      3D stereoscopic production does not grow as predicted, resulting in unrealized sales,
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

If we are not able to generate sales of AXIS Graphics, our workflow and asset management solutions, and Mobile Suite products as expected, then there will be a negative impact on revenue and earnings.

AXIS Graphics is a pioneer service and may be slow to gain acceptance with our target markets. Additionally, our workflow and asset management solutions, Mobile Suite and other software products have gained limited acceptance in the industry, but there will be continuing processes of maturation, in which some branches of development may lead to dead ends and require significant reconfiguration or cessation. In addition, as we move into producing enterprise workflow and asset management solutions to be installed in large facilities with complex requirements, we must ensure that the individual requirements of each customer implementing our solutions do not drain our resources in terms of time and manpower diverted to support. All of these factors could lead to fewer sales from our new products and services than anticipated, to a decline in existing sales and to an erosion of any profit realized by the sale of these products.

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

We have recorded $2.8 million of goodwill and intangible assets on our balance sheet as of December 31, 2010. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a negative effect on our results of operations.

In addition, we have $20.2 million of deferred tax assets on our balance sheet at December 31, 2010, primarily related to our net operating loss carryforwards. The realizability of this asset is based on estimates and assumptions using available information and judgment. If actual results differ materially from the estimates and assumptions that we used, that could have a material effect on our financial condition and results of operations.

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

Since our systems are Microsoft® Windows®-based, we are vulnerable to issues that arise, both anticipated and unanticipated, whenever a current version of Windows is updated or a new version of Windows is released. When a Windows update is released, Lyric, other Chyron applications and/or the graphics systems of our customers may fail to function correctly or at all. Consequently, we incur expenditures conducting an investigation and subsequently, devising a solution. This can be a time- and capital-consuming process. When a new version of Windows is released, we are forced, against our schedule, to rigorously test all of our software and systems using the new version, investigate malfunctions and re-engineer our software where necessary. This financial and labor expenditure is required in order for us to have the ability to officially represent our software and systems as supporting a specific version of Windows. Our revenues and our market share will decline if we do not continue to develop and exploit the compatibility of our products with Windows. Microsoft's newest version, Windows 7, has not yet been validated with our proprietary systems, although it can be used with selected offline software and hosted applications. We are currently under an agreement with Microsoft to continue the use of an OEM version of Windows XP® for the foreseeable future.

Because we rely on the implementation of our software and services in Windows® and other operating systems, we are exposed to the vagaries of individual systems or installations in which hardware and/or software may interfere with the operation of our software and systems, or be interfered with by our software and/or systems, and our systems may face exposure to computer viruses. For example, because our AXIS Graphics applications are accessed via an Internet web browser, we are required to test AXIS within multiple web browsers including Internet Explorer® and Safari® running on both current and legacy Windows® and Apple® operating systems. We may spend a significant amount of time and resources ensuring that AXIS functions properly on a wide range of systems and within the various operating systems and browsers, and in making necessary revisions to AXIS to enable compatibility with new versions of these systems. Commissioning our systems, software and services in these situations can consume time and resources beyond original estimates and consequently reduce our profit margins. If we are unable to continue offering our products on the latest versions of these browsers and operating systems, then we will not be able to generate sales of these products, and our business, financial condition and results of operations will be harmed.

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

The semiconductor industry (from which surface-mount components are derived) has historically been characterized by wide fluctuations in the demand for, supply of, and price of its products, which feed the electronics, telecommunications and computer markets. These fluctuations have resulted in circumstances when supply and demand for the industry's products have been widely out of balance. For example, as a result of the recent earthquake and tsunami in Japan, we could experience shortages of supply for components that are sourced from companies in Japan. Our operating results may be materially harmed by industry-wide surface mount component shortage, which could result in severe pricing pressure. In a market with undersupply, we would have to compete with the larger customers of our vendors for limited manufacturing capacity. In such an environment, we may be unable to have our products manufactured in a timely manner or in quantities necessary to meet our requirements. Since we outsource the manufacture and supply of a significant proportion of our products, we are particularly vulnerable to such supply shortages. As a result, we may be unable to fulfill orders and may lose customers. Any future, industry-wide shortage of surface-mount components or manufacturing capacity would materially harm our business, financial condition and results of operations.

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

During 2010, 26% of our sales were made through third-party dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives who will be able to sell and support our products and services effectively.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products and services.

Sales to customers located outside the United States accounted for 25% of our total sales in 2010 and 28% of our total sales in 2009. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

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

In 2010, we denominated sales of our products in foreign countries exclusively in U.S. dollars and British Pounds Sterling. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country would increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business, financial condition and results of operations would be materially harmed.

If we are not able to retain our current senior management team or continue to attract and retain qualified scientific, technical and business personnel, our business will suffer.

We depend on the members of our management team for our business success. The loss of any one member of our senior management team, including, in particular, Michael Wellesley-Wesley, our President and Chief Executive Officer and Jerry Kieliszak, our Senior Vice President and Chief Financial Officer, could result in a significant loss in the knowledge and experience that we, as an organization possess and could cause significant delays, or outright failure, in the development and commercialization of our products, and could hinder the operation of our business. We have an employment agreement with Mr. Wellesley-Wesley which extends through December 2012. The agreement may be terminated either by us or by Mr. Wellesley-Wesley with or without consent. Mr. Kieliszak is employed with us on an at-will basis pursuant to an offer letter executed at the time he commenced employment with us. Mr. Kieliszak is party to a severance agreement with us. Messrs. Wellesley-Wesley and Kieliszak are parties to change-in-control agreements with us. The terms of these agreements will be detailed in the Compensation Discussion and Analysis section of our 2011 Proxy Statement on Schedule 14A. The loss of the services of these individuals may delay or prevent us from achieving our objectives.

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

If a new law or regulation is adopted pertaining to the telecommunications and television industries, it could harm our customers' business, which could have a material adverse effect on our business, financial condition and results of operations.

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

We are uncertain of our ability to obtain financing for our future needs, and liquidity issues have and may continue to increase our cost of capital .

At December 31, 2010, we had cash and cash equivalents of $5.6 million and working capital of $8.4 million. We have a credit facility from a U.S. bank which expires March 30, 2011. We have agreed in principle and have signed our acceptance of the bank's proposal letter, and expect to complete closing by March 30, 2011, to extend the facility for one year from the closing date. The credit facility provides for a $1.5 million revolving line of credit with an advance rate of up to 80% of eligible accounts receivable. We believe that cash on hand, net cash expected to be generated in the business, and the amount available under our line of credit, will be sufficient to meet our needs if we are able to achieve our planned results of operations. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products and services, respond to competitive pressures and satisfy our existing and any new obligations that may arise. We could be in default under our credit facility with our bank if: (i) we fail to make payment of principal and interest when due; (ii) we fail to provide to our bank required financial statements, reports and certificates; fail to timely file all required tax returns and pay timely; maintain required insurance policies at levels acceptable to the bank; maintain our primary operating bank accounts with the bank; fail to meet our financial covenants or comply with the required negative covenants; (iii) we incur a material adverse change in our business, operations or condition or if there is a material impairment in the perfection of the bank's lien on the collateral supporting the credit facility; (iv) we become insolvent; (v) are issued a judgment for payment of $200,000 or more net of insurance recovery if any; and (vi) other events of default as described in our Loan and Security Agreement, as amended, with our bank.  In the event of default, the bank's remedies include any or all of the following:  (i) declare all outstanding obligations, including unpaid principal and interest on our equipment term loan, due and payable; (ii) stop advances or credit under the credit facility; (iii) require that we deposit cash equal to any outstanding letters of credit; (iv) terminate any foreign exchange forward contracts; (v) dispose of collateral adequate to repay the bank any amounts owed to it; and (vi) take additional measures, as outlined in the Loan and Security Agreement, as amended, to protect its interests. Additional financing may not be available on terms favorable to us, or at all. Capital is critical to our business, and our ability to raise capital in the event that losses use our available cash would have a material adverse effect on our business, financial condition and results of operations.

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies.

We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our products that we would otherwise prefer to develop and market ourselves.

Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be negatively impacted by the amount of expense recorded related to our qualified pension plan. Accounting principles generally accepted in the Unites States ("GAAP") require that income or expense related to the pension plan be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions.  Changes in key economic indicators can change these assumptions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we will contribute to our pension plan. Because the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plan and the future minimum required contributions, if any, could adversely affect our business, financial condition and results of operations.

Our principal shareholders have significant voting power and may vote for actions that may not be in the best interests of our shareholders.

Our officers, directors and 5% or more shareholders, together control approximately 43.9% of our issued and outstanding common stock as of March 1, 2011. As a result, these shareholders, if they act together, will be able to significantly influence the management and affairs of our company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have an effect on any potential change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other shareholders.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2010, there were 5.3 million potentially dilutive shares that would be issuable if all outstanding common stock options were exercised and all restricted stock units were vested, plus an additional 1.3 million shares available for grant under our stock incentive plan. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

Various provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws and New York corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed to by our management and board of directors. Shareholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of shareholders to benefit from a change of control or change in our management and board of directors. These provisions include:

•
authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares, issue shares of stock with voting, liquidation and other rights in preference to the rights of common shareholders and thwart a takeover attempt,

•      limiting who may call special meetings of our shareholders, and
•
establishing advance notice requirements for nominations of candidates for election to our board of directors or for proposing matters that can be acted upon by our shareholders at shareholder meetings.

The price of our common stock may be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in our liquidity and operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products or services introduced by us or our competitors, and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2009 through March 1, 2011, the price of our common stock has ranged between $0.80 and $3.40. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock.

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

ITEM 3.    LEGAL PROCEEDINGS

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. IBC's second amended complaint, which was filed on May 17, 2010, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee's belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages. IBC seeks exemplary damages in an amount up to $30 million, plus punitive damages. On July 27, 2010, the court set a trial date of March 15, 2011, which as been adjourned until August 31, 2011. Because the case and discovery are still proceeding, we cannot predict the possible outcome of the litigation, but we believe IBC's claims lack merit and we intend to defend against them vigorously.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition, results of operations or liquidity.

ITEM 4.    (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

Market Information

Our common stock trades on The NASDAQ Global Market under the symbol "CHYR". Prior to this listing our common stock traded on the American Stock Exchange under the symbol "CGS."

The high and low sales prices of the Company's common stock, as reported by NASDAQ, for each full quarterly period for the two most recent fiscal years, were as follows:

Price Range of Common Stock

	High	Low
Year ended December 31, 2010
Fourth quarter	$2.35	$1.45
Third quarter	1.95	1.26
Second quarter	2.20	1.70
First quarter	2.25	1.83

Year ended December 31, 2009
Fourth quarter	$2.19	$1.54
Third quarter	2.80	1.10
Second quarter	1.78	1.10
First quarter	1.83	0.80

Shareholders

As of March 1, 2011, there were approximately 9,000 shareholders of our common stock.

Dividends

We have not declared or paid any cash dividends since 1989. We currently plan to retain any future earnings, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, under the credit agreement with our lender, we are not permitted to pay any dividends without the bank's consent.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative 5-year total return provided shareholders on Chyron Corporation's common stock relative to the cumulative total returns of the Russell MicroCap index, and a customized peer group of two companies that includes: Avid Technology, Inc. and Vizrt Ltd. An investment of $100 (with reinvestment of all dividends) is assumed to have been made in our common stock, in the peer group, and the index on 12/31/2005 and its relative performance is tracked through 12/31/2010. The graph lines merely connect year-end values and do not reflect fluctuations between those dates. We did not declare or pay any dividends during the comparison period.

	12/05	12/06	12/07	12/08	12/09	12/10

Chyron Corporation	100.00	195.08	297.81	81.97	113.66	120.22
Russell MicroCap	100.00	116.54	107.22	64.57	82.31	106.09
Peer Group	100.00	75.60	64.99	25.72	32.59	40.34

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

Overview

In 2010, we continued to prioritize new product development and pushed forward with the reinvention of our core business. Our progress was achieved in a business environment where, for the second year running, purchases of new equipment, products and services by our TV customers remained under pressure due to the continuing media recession. In the second half of 2010, this began to change. For our domestic customers, the strength of political advertising revenue and the recovery in automotive advertising led to revenue increases for many TV networks and station groups. While this recovery came too late to impact capital spending plans and budgets for 2010, we anticipate that this recovery in our broadcast customers' business will translate into renewed demand for our product and services offerings in 2011 and 2012.

The overall economic recovery remains fragile, however. The challenges our professional media customers face are daunting. They are in the process of transforming their businesses to address new opportunities and threats. To help our large media customers transition their business models we must develop workflow solutions for them that bring cost advantage over traditional processes. Simply put, our mission is to offer visionary, responsive and cost-effective solutions to the community of professionals involved in the creation, management and distribution of media content. These solutions help our media clients do more with less. By leveraging our Cloud-based technologies to deliver low-cost, scalable, collaborative applications and services, we help our customers transform their high fixed-cost business model to a lower, variable and more flexible cost model. We are not deemphasizing our products business, rather, we are finding that adoption of our services offerings results in new product and systems sales and vice versa.

As Chyron's business model shifts from an emphasis on products to a services model where individual products comprise elements of an overall enterprise-wide solution, our sales approach must become more consultative and key account oriented. Consequently,  in the second half of 2010 we reorganized our sales and marketing departments. In addition, we will seek to add additional selective sales resources, to drive our revenue growth over the medium-term.

Results of Operations

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Net Sales. Total revenues for the year ended December 31, 2010 were $27.7 million, an increase of $2.1 million, or 8%, from the $25.6 million reported for the year ended December 31, 2009. Total revenues derived from U.S. customers were $20.7 million in 2010 as compared to $18.5 million in 2009. Total revenues derived from international customers were $7.0 million in 2010 and $7.1 million in 2009.

Revenues, by type, are as follows (in thousands):

		% of		% of
	2010	Total	2009	Total
Product	$21,452	77%	$20,807	81%
Services	6,275	23%	4,807	19%
	$27,727		$25,614

Our product revenues in 2010 and 2009 reflect the continued pressure of the media recession. Improvements were realized in our domestic markets in the latter part of 2010 as political advertising revenue and the recovery in automotive advertising led to revenue increases for many TV networks and station groups, enabling them to procure products. We anticipate that this recovery in our broadcast customers' business will translate into additional demand for our product and services offerings in 2011 and 2012.

Our service revenues have increased in both total dollars and as a percentage of total revenues due to increased sales of software and hardware maintenance contracts for our broadcast graphics products as well as new revenues generated from sales of our AXIS online graphics creation platform. We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers' current up-front fixed cost business model for graphics creation.

Gross Profit.  Gross profit margins for the year ended December 31, 2010 and 2009 were 69%. Overall, we have been able to obtain reasonable pricing for our materials and have favorably managed our overhead costs to achieve a consistent cost structure.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $15.0 million in 2010 as compared to $14.0 million in 2009, an increase of 7%. The increase in spending is primarily due to higher costs related to sales and marketing of $0.2 million, as we focus on building and improving the sales and marketing infrastructure to accommodate the shifts in our business model and to address our service offerings; commissions of $0.3 million on higher revenues; higher compensation costs associated with performance-based compensation arrangements of $0.4 million; and $0.1 million in legal fees relating to a lawsuit filed against us as discussed in the notes to the consolidated financial statements.

We expect that SG&A expenses will continue to increase in 2011 as we continue our focus on sales and marketing efforts and we plan to selectively add incremental sales resources, to drive revenue growth.

Research and Development Expenses. Research and development ("R&D") costs decreased $0.5 million, or 7%, in 2010 to $6.6 million as compared to $7.1 million in 2009. The primary reason for the decrease is lower costs associated with consultants and other infrastructure as we assume development in-house, and as we transition towards service offerings which generally have lower development costs.

Interest expense. There was no significant difference in interest expense from 2009 to 2010. Interest expense consists primarily of interest cost associated with the term loan under our equipment line of credit facility.

Other income and expense, net.  The components of other income and expense, net are as follows (in thousands):

	2010	2009
Foreign exchange transaction loss	$ (2)	$(52)
Other	(37)	6
	$(39)	$(46)

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that can be negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax (expense) benefit, net. During 2010 and 2009, we recorded an income tax benefit of $0.1 million and $0.5 million, respectively. The reduction in tax benefits is directly related to the amount of our net operating loss. The tax benefit is also impacted by the amount of expense associated with our share-based payment arrangements as we utilize our common stock, in lieu of cash, for management incentive programs. This does not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

The Company has elected not to report its results of operations for the fiscal year ended December 31, 2008, or to include a discussion of its results of operations for such period compared to 2009, in reliance upon Instruction 1 to Item 303(a) of Regulation S-K. Investors are urged to read the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 for this information.

Liquidity and Capital Resources

Sources of Funds

Historically, the Company has financed its business primarily with cash generated from operations. At December 31, 2010, we had cash and cash equivalents on hand of $5.6 million and working capital of $8.4 million. In 2010, the Company generated approximately $1.1 million in cash from operations.

The Company has a credit facility with a U.S. bank which expires March 30, 2011. We have agreed in principle and have signed our acceptance of the bank's proposal letter, and expect to complete closing in March 2011 to extend the facility for one year from the closing date. The credit facility provides for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At December 31, 2010, available borrowings were approximately $1.5 million based on this formula. In the second quarter of 2009, the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.46 million remained outstanding at December 31, 2010. The equipment term loan will be repaid in thirty-six equal installments of principal plus interest, and is scheduled to be repaid in full by May 2012. The Company will be required, under the renewal, to maintain financial covenants based on an adjusted quick ratio of 1.5, measured at month-end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

Uses of Funds

The Company invested approximately $0.4 million in 2010 for new equipment.

During 2011, we plan to expend approximately $0.5 million for another co-location for our servers that will be funded from operations or additional borrowings.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

The Company's contractual obligations as of December 31, 2010, were as follows (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Operating lease obligations	$5,910	$ 629	$1,330	$1,359	$2,592
Pension obligations (1)	2,223	704	1,519
Purchase commitments for inventory	1,738	1,738
Term Loan (2)	462	326	136
Capital lease obligations	115	34	58	23
Total	$10,448	$3,431	$3,043	$1,382	$2,592

(1)	Lower than expected investment performance could accelerate or increase the amount of payment of required contributions in future years.
(2)	If an event of default were to occur, that is not cured, the bank could demand repayment.

Liquidity

In 2010, we continued to be impacted by the continuing media recession. In the second half of 2010, this began to change. For our domestic customers, the strength of political advertising revenue and the recovery in automotive advertising led to revenue increases for many TV networks and station groups. We anticipate that this recovery in our broadcast customers' business will translate into renewed demand for our product and services offerings in 2011 and 2012.

The overall economic recovery remains fragile, however. Our future growth and success will depend to a significant degree on our ability to generate sales of cost-effective workflow solutions in our existing and new markets. We operate in a rapidly changing environment and must remain responsive to changes as they occur. In the event that revenues are significantly below forecasted revenues, we believe we have the ability to reduce or delay discretionary expenditures, including capital purchases, and reduce headcount, so that we will have sufficient cash resources. However, there can be no assurance that we will be able to adjust our costs in sufficient time to respond to revenue and cash shortfalls, should that occur.

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

If these sources of funds are not sufficient, we may need to reduce, delay or terminate our existing or planned products and services. We may also need to raise additional funds through one or more capital financings. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our existing shareholders will be diluted, and the terms may include liquidation or other preferences that adversely affect the rights of our shareholders. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or products, or grant licenses on terms that are not favorable to us.

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

Impact of Inflation and Changing Prices

Although we cannot accurately determine the precise effect of inflation, we believe that it has not significantly impacted our revenues or increased the costs of salaries, benefits and general and administrative expenses. We attempt to pass on increased costs and expenses by developing more useful and cost-effective products for our customers that can be sold at more favorable profit margins.

Recent Accounting Pronouncements

For a discussion of recent accounting pronouncements, see Note 1 of our consolidated financial statements included in this Annual Report under the caption "Item 8 - Financial Statements and Supplementary Data."

Common Stock in our 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make discretionary matching contributions. The discretionary matching contribution is currently 2/3rds of the first 6% of qualifying compensation. We have the option of making the matching contribution in cash or through the issuance of Company stock. Beginning in 2009, the Company match was made in the form of newly issued Chyron common stock. During 2010 and 2009, we issued 114 thousand and 164 thousand shares, respectively, of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $217 thousand and $234 thousand, respectively. A participant in the plan has 16 investment choices. One of these is our common stock, which participants may freely trade during non-restricted trading periods as defined in our insider-trading policy.

Transactions with Related Parties

In August 2009, the Company entered into an arrangement with a member of our Board of Directors for his services in facilitating sales of the Company's AXIS services. In 2010, the Company paid him $35,000 and granted him 15,060 non-qualified stock options for services rendered under this arrangement. These options will expire in August 2013 and were valued at $11,213 using a Black-Scholes valuation model. At December 31, 2010, the arrangement has expired and is no longer in effect.

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

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectability is reasonably assured. This condition is normally met when the product has been delivered or upon performance of services. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company also enters into arrangements that contain multiple elements such as equipment, installation and service. For multiple-element arrangements, revenue is recognized based on an allocation of the total amount of the arrangement to each deliverable based on the fair value based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Our best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, competitor pricing pressures and other factors contemplated in negotiating the arrangement with the customer.

Revenue from training, installation and services is recognized upon the performance of services. The Company also provides one year maintenance contracts with certain equipment sales and defers a portion of the revenue from the equipment sale based on the relative fair value as determined above. Upon expiration of the initial maintenance contract, optional renewal maintenance contracts are offered. Deferred maintenance revenue is recognized ratably, on a straight line basis over the contract period, generally one to three years.

In connection with our on-line web-based solutions, we recognize revenue on a monthly basis for use of our subscription based products. We recognize set-up or other up-front fees, if any, ratably over the expected customer relationship period, generally one to three years.

Approximately 26% and 32% of 2010 and 2009 consolidated revenues, respectively, were made to third-party dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

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

At December 31, 2010, approximately $6.9 million of net operating losses are due to expire in 2012. The estimated tax benefit that would be realized as these net operating losses are utilized are reflected as deferred tax assets in the balance sheet and approximate $2.3 million at December 31, 2010. The remaining amount of net operating losses of $41.7 million are not scheduled to expire until 2018 and beyond. Based on management's current estimate of book and taxable income for the near future, as well as our tax planning strategy currently being implemented where deferred revenue as of the beginning of the year, related to maintenance contracts, will be taken into taxable income on a cash basis (full inclusion method) beginning with the current year over a four year period, it was determined that it is more likely than not that we will be able to generate enough taxable income in the respective carry forward periods and will utilize the respective net operating losses. While we believe that our estimates and assumptions are reasonable, if we do not realize enough taxable income to fully utilize the net operating loss carry forwards, additional valuation allowances or tax provisions may be required.

The Company recognizes the financial statement impact of tax provisions, taken or expected to be taken, utilizing a more-likely-than-not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense. At December 31, 2010, there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

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

Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. For example, in December 2010 our average value of equity (after addition of an estimated 35% control premium) was approximately 61% greater than our book value. Had our average monthly closing stock price been more than 39% lower than it was in the month, the average premium-control adjusted value of equity would have fallen below the average book value, and we would have performed additional impairment testing to determine whether the carrying value of goodwill was impaired, and if so, by what amount. These percentages will change as the market price for our common stock and our book value change. We monitor changes in our closing market price and its effect on average control-premium adjusted value of equity, and its relationship to average book value, on an interim basis during the year.

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

Share-Based Compensation

The Company's share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and other equity awards. The estimated fair value of these awards, including the effect of forfeitures, is charged to income over the requisite service period, which is generally the vesting period.

The fair value of stock options is estimated at the grant date using the Black-Scholes option valuation model which requires us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields. The fair value of restricted stock units is based on the market value of the Company's common stock on the date of grant. Although we believe our judgments, estimates and/or assumptions related to share-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could affect our financial results.

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

These risks include, but are not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified scientific, technical and business personnel; our ability to expand our AXIS online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our AXIS online graphics services, workflow and asset management solutions and Mobile Suite products; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; competitors with significantly greater financial resources; new product and service introductions by competitors; expansion into new markets; and, other factors discussed under the heading "Risk Factors" contained in Item 1A appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is omitted this year in reliance upon Item 305(e) of Regulation S-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements:	Page

Report of BDO USA, LLP, Independent Registered Public
Accounting Firm	52

Consolidated Balance Sheets at December 31, 2010 and 2009	53

Consolidated Statements of Operations for the Years Ended
December 31, 2010 and 2009	54

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2010 and 2009	55

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2010 and 2009	56

Notes to the Consolidated Financial Statements	57

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chyron Corporation
Melville, New York

We have audited the accompanying consolidated balance sheets of Chyron Corporation as of December 31, 2010 and 2009 and the related consolidated statements of operations, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chyron Corporation at December 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Melville, New York
March 23, 2011

CHYRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
Assets	2010	2009
Current assets:
Cash and cash equivalents	$ 5,565	$ 5,238
Accounts receivable, net	4,141	3,477
Inventories, net	2,218	2,515
Deferred taxes	2,869	2,490
Prepaid expenses and other current assets	775	943
Total current assets	15,568	14,663

Property and equipment, net	1,575	2,106
Intangible assets, net	763	885
Goodwill	2,066	2,066
Deferred taxes	17,343	17,705
Other assets	106	148
TOTAL ASSETS	$37,421	$37,573

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,296	$ 3,059
Deferred revenue	2,846	2,442
Current portion of pension liability	704	-
Current portion of term loan	326	326
Capital lease obligations	34	35
Total current liabilities	7,206	5,862

Pension liability	1,519	2,327
Deferred revenue	642	634
Term loan	136	461
Other liabilities	308	205
Total liabilities	9,811	9,489

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 16,053,945 and 15,864,205
at December 31, 2010 and 2009, respectively	161	159
Additional paid-in capital	81,793	80,087
Accumulated deficit	(53,857)	(51,461)
Accumulated other comprehensive loss	(487)	(701)
Total shareholders' equity	27,610	28,084
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,421	$37,573

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Year Ended December 31,
	2010	2009

Product revenues	$21,452	$20,807
Service revenues	6,275	4,807
Total revenues	27,727	25,614

Cost of sales	8,507	8,017
Gross profit	19,220	17,597

Operating expenses:
Selling, general and administrative	15,008	14,031
Research and development	6,648	7,118

Total operating expenses	21,656	21,149

Operating loss	(2,436)	(3,552)

Interest expense	(59)	(57)
Other (loss), net	(39)	(46)

Loss before income taxes	(2,534)	(3,655)
Income tax benefit, net	138	538

Net loss	$(2,396)	$(3,117)

Net loss per share:
Basic	$ (0.15)	$ (0.20)
Diluted	$ (0.15)	$ (0.20)

Weighted average shares used in computing net loss
per share:
Basic	15,969	15,765
Diluted	15,969	15,765

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31,
	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,396)	$(3,117)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	1,043	1,071
Deferred tax asset allowance	136
Deferred income tax benefit	(278)	(544)
Share-based compensation expense	1,770	1,505
Shares issued for 401(k) match	217	234
Inventory provisions	255	297
Other	49	24
Changes in operating assets and liabilities:
Accounts receivable	(664)	(278)
Inventories	42	41
Prepaid expenses and other assets	200	(175)
Accounts payable and accrued expenses	(42)	484
Deferred revenue	412	591
Other liabilities	327	611
Net cash provided by operating activities	1,071	744

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(387)	(1,605)
Net cash used in investing activities	(387)	(1,605)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	-	977
Proceeds from exercise of stock options	1	34
Payments on term loan	(325)	(190)
Payments on capital lease obligations	(33)	(44)
Net cash (used in) provided by financing activities	(357)	777

Change in cash and cash equivalents	327	(84)
Cash and cash equivalents at beginning of year	5,238	5,322
Cash and cash equivalents at end of year	$5,565	$5,238

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 59	$ 57
Taxes refunded	(24)	(5)
Assets acquired under capital lease	54	84
Deferred pension gain	(226)	(84)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance at January 1, 2009	15,663	$ 157	$78,316	$(48,344)	$ (795)	$29,334

Net loss				(3,117)		(3,117)

Deferred pension gain, net of tax					84	84

Cumulative translation adjustment					10	10

Total comprehensive loss						(3,023)

Share-based compensation			1,505			1,505

Shares issued upon exercise of stock
options	37		34			34

Shares issued for 401(k) match	164	2	232			234

Balance at December 31, 2009	15,864	159	80,087	(51,461)	(701)	28,084

Net loss				(2,396)		(2,396)

Deferred pension gain, net of tax					226	226

Cumulative translation adjustment					(12)	(12)

Total comprehensive loss						(2,182)

Share-based compensation			1,491			1,491

Shares issued upon exercise of stock
options	1					-

Shares issued for vesting of restricted	75	1	(1)			-
stock units

Shares issued for 401(k) match	114	1	216			217

Balance at December 31, 2010	16,054	$ 161	$81,793	$(53,857)	$ (487)	$27,610

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

Cash and Cash Equivalents

Cash includes cash on deposit, overnight repurchase agreements, and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. Cash and cash equivalents include $4.5 million and $4.2 million of investments in overnight repurchase agreements at December 31, 2010 and 2009, respectively. Repurchase agreements are collateralized by U.S. Treasury and federal agency securities with a fair value of 102% of the securities sold. This credit risk is divided among five financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are stated net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect our customers' ability to pay.

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

When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.

Capitalized Software Costs

For development costs related to our on line web-based solutions, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred.  The Company has not capitalized any software development costs for the years ended December 31, 2010 and 2009.

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

Goodwill

Goodwill is not amortized, but is tested at least annually, on October 1, for impairment at the reporting unit level. The reporting unit is the single operating segment presented in these financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2010.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed or determinable, and collectability is reasonably assured. This condition is normally met when the product has been delivered or upon performance of services. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company also enters into arrangements that contain multiple elements such as equipment, installation and service. For multiple-element arrangements, revenue is recognized based on an allocation of the total amount of the arrangement to each deliverable based on the fair value based on vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Our best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, competitor pricing pressures and other factors contemplated in negotiating the arrangement with the customer.

Revenue from training, installation and services is recognized upon the performance of services. The Company also provides one year maintenance contracts with certain equipment sales and defers a portion of the revenue from the equipment sale based on the relative fair value as determined above. Upon expiration of the initial maintenance contract, optional renewal maintenance contracts are offered. Deferred maintenance revenue is recognized ratably, on a straight line basis over the contract period, generally one to three years.

In connection with our on-line web-based solutions, we recognize revenue on a monthly basis for use of our subscription based products. We recognize set-up or other up-front fees, if any, ratably over the expected customer relationship period, generally one to three years. Revenues from these web-based solutions are included in service revenues in our statements of operations.

Approximately 26% and 32% of 2010 and 2009 consolidated revenues, respectively, were made to third-party dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as a component of cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $17 thousand in 2010 and $24 thousand in 2009.

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

The Company recognizes the financial statement impact of tax positions, taken or expected to be taken, utilizing a more-likely-than not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense. At December 31, 2010 there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

Sales Taxes

We account for sales taxes imposed on our goods and services on a net basis in our Consolidated Statements of Operations. Since we primarily act as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Foreign Currencies

Assets and liabilities of our foreign subsidiaries, which are of immaterial amounts, are translated into U.S. dollars at the period end rate of exchange, while revenues and expenses are translated at the average exchange rate during the period. Adjustments from translating foreign subsidiaries' financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2010 and 2009 were losses of $2 thousand and $52 thousand, respectively.

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

	Year Ended December 31,
	2010	2009
Basic weighted average shares outstanding	15,969	15,765
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	15,969	15,765

Weighted average shares which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive
Stock options	3,336	3,460
Restricted stock units	1,194	130
	4,530	3,590

Share-Based Compensation

The Company's share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and other equity awards. The estimated fair value of these awards, including the effect of forfeitures, is charged to income over the requisite service period, which is generally the vesting period.

The fair value of stock options is estimated at the grant date using the Black-Scholes option valuation model. The fair value of restricted stock units is based on the market value of the Company's common stock on the date of grant.

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

Recent Accounting Pronouncements

There are no new accounting pronouncements issued or which became effective during the year that has had or is expected to have a material impact on the Consolidated Financial Statements.

2.           ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.42 million at December 31, 2010 and 2009. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry and non-broadcast display markets. At December 31, 2010 and 2009, receivables included approximately $1.0 million and $1.5 million, respectively, due from foreign customers.

Bad debt expense amounted to zero in 2010 and 2009. We record an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible and an additional allowance based on historical experience and management's assessment of the general financial conditions affecting our customer base. We also evaluate the credit worthiness of our customers and determine whether collateral (in the form of letters of credit or credit insurance) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

3.           INVENTORIES

Inventory is comprised of the following (in thousands):
	December 31,
	2010	2009
Finished goods	$ 312	$ 492
Work-in-progress	259	308
Raw material	1,647	1,715
	$2,218	$2,515

Inventories are stated net of reserves of approximately $5.0 million at December 31, 2010 and 2009.

4.           GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill is not amortized but subject to annual impairment testing at the reporting unit level. We evaluate goodwill for impairment on October 1, or more frequently if impairment indicators are present. Impairment is the condition that exists when the carrying amount of goodwill exceed its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest. Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. We monitor changes in our closing market price and its effect on fair value and the relationship to the carrying value. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. At December 31, 2010, the Company did not identify any potential impairment related to its goodwill.

The components and estimated useful lives of intangible assets as of December 31, 2010 and 2009 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	2010
	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 60	$244	15 years
Proprietary technology	620	186	434	10 years
Non-compete agreement	25	25	-	3 years
Customer relationships	170	101	69	10 years
Domain name and related website	23	7	16	15 years
	$1,142	$379	$763

	2009
	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 40	$ 264	15 years
Proprietary technology	620	124	496	10 years
Non-compete agreement	25	16	9	3 years
Customer relationships	170	71	99	10 years
Domain name and related website	23	6	17	15 years
	$1,142	$ 257	$885

Amortization expense related to intangible assets for the years ended December 31, 2010 and 2009 was $122 thousand and $135 thousand, respectively. Annual amortization expense, in thousands, for intangible assets over the next five years ending December 31 is summarized as follows:

2011	$105
2012	99
2013	95
2014	92
2015	89
Thereafter	283

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2010	2009
Machinery and equipment	$4,322	$4,031
Furniture and fixtures	694	1,439
Leasehold improvements	162	232
	5,178	5,702
Less: Accumulated depreciation
and amortization	3,603	3,596
	$1,575	$2,106

Depreciation expense, which includes amortization of assets under capital lease, was $0.9 million in 2010 and 2009.

The value of equipment recorded under capital leases was approximately $0.15 million at December 31, 2010 and 2009.

6.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2010	2009
Accounts payable	$1,401	$1,839
Accrued salaries, and other employee benefits	1,304	711
Accrued warranty (Note 13)	50	50
Accrued medical costs	256	269
Other	285	190
	$3,296	$3,059

7.           CREDIT FACILITY

The Company has a credit facility with a U.S. bank which expires on March 30, 2011. We have agreed in principle and have signed our acceptance of the bank's proposal letter, and expect to complete closing in March 2011, to extend the facility for one year from the closing date. The credit facility provides for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. At December 31, 2010 available borrowings were approximately $1.5 million based on this formula. The revolver under the new credit facility will bear interest at Prime +1.75%.

The credit facility is collateralized by the Company's assets, except for its intellectual property rights which are subject to a negative pledge arrangement with the bank. The Company is required to maintain financial covenants based on an adjusted quick ratio of 1.5, measured at month end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter end (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

On May 29, 2009, the Company borrowed to finance capital equipment under the then existing credit facility which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. Interest expense related to the term loan was $38 thousand and $31 thousand for the years ended December 31, 2010 and 2009, respectively.

Principal payments related to the term loan at December 31, 2010 are as follows (in thousands):

2011	$326
2012	136

8.           LONG-TERM INCENTIVE PLAN

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), we may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At December 31, 2010 there were 1.0 million shares available to be granted under the Plan. We issue new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic for Stock Compensation all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and vest over a period of 3 years. The fair values of the options granted during the years ended December 31, 2010 and 2009, were estimated based on the following weighted average assumptions:

	2010	2009
Expected volatility	73.82%	91.6%
Risk-free interest rate	1.70%	2.39%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	5.81	6.0
Estimated fair value per option granted	$1.18	$1.02

The following table presents a summary of the Company's stock options for the year ended December 31, 2010:

			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	life (years)	value
Outstanding at January 1, 2010	3,324,094	$2.55
Granted	232,560	1.84
Exercised	(517)	1.70
Forfeited and cancelled	(144,564)	4.17
Outstanding at December 31, 2010	3,411,573	2.39	6.20	$(642,359)
Exercisable at December 31, 2010	2,386,867	2.50	5.23	$(706,846)

The aggregate intrinsic value of options exercised during the year ended December 31, 2010 and 2009 was approximately $1,000 and $56,000, respectively.

The Company also grants restricted stock units, or RSUs, which have either time or performance-based vesting features. RSUs are equity awards that are granted to individuals entitling the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. Time-based RSUs vest over a one to three year period, while performance-based RSUs vest based upon the achievement of specific performance targets. Unless forfeited, all RSUs are required to be settled in shares. In 2010 and 2009, we recorded an expense of $436 thousand and $30 thousand, respectively, relating to outstanding RSUs. Included in these RSU grants are 1,416,250 RSUs that were awarded under the Company's Key Management Medium-Term Incentive program that provides for the award of up to 1,750,000 RSUs if certain financial performance conditions are achieved in 2012, or if not in 2012, then in 2013. No expense was recorded in 2010 for this program. If in the future it is probable that these awards will be earned, we will commence recording an expense for them.

The following table presents a summary of the Company's RSUs for the year ended December 31, 2010:

		Weighted average
		grant date
	Shares	fair value
Nonvested at January 1, 2010	225,000	$1.70
Granted	1,819,990	1.91
Vested	(74,999)	1.70
Forfeited and cancelled	(100,000)	1.66
Nonvested at December 31, 2010	1,869,991	1.90

In addition, the Company also has a 2010 Management Incentive Compensation Plan ("the 2010 Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service conditions in fiscal 2010. During 2010, we recorded approximately $279 thousand associated with the equity portion of these awards.

The impact on our results of operations of recording share-based compensation expense for the years ended December 31, 2010 and 2009 is as follows:

	2010	2009
Cost of sales	$ 166,480	$ 164,680
Research and development	565,629	571,670
Selling, general and administrative	1,037,584	768,506
	$1,769,693	$1,504,856

As of December 31, 2010, there was approximately $1.3 million of total unrecognized share-based compensation cost related to stock options or RSUs granted under our plans to employees or for services performed by non-employees that will be recognized over the next three years.

9.           OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign	Pension	Accumulated
	Currency	Benefit	Other
	Translation	Costs,	Comprehensive
	Adjustments	Net of Tax	Income (Loss)
January 1, 2009	$ (23)	$ (772)	$ (795)
Change for period	10	84	94
December 31, 2009	(13)	(688)	(701)
Change for period	(12)	226	214
December 31, 2010	$ (25)	$ (462)	$ (487)

10.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Net operating loss carryforwards	$17,027	$17,366
Inventory	2,181	2,161
Other liabilities	1,539	1,040
Fixed assets	255	250
Other temporary differences	99	131
	21,101	20,948
Deferred tax valuation allowance	889	753
	$20,212	$20,195

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the net operating losses resulting from the exercise of disqualifying stock options in the accompanying financial statements. The cumulative amount of unrecognized tax benefits at December 31, 2010 was approximately $0.9 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

Our income tax benefit (provision) for the year ended December 31, 2010 and 2009, consisted of the following (in thousands):

	2010	2009
Current:
State and foreign	$ (28)	$ (29)
Federal	22	23
	(6)	(6)
Deferred:
State	14	43
Federal	266	501
	280	544
Valuation allowance	(136)	-
Income tax benefit, net	$ 138	$ 538

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2010		2009
	Amount	%	Amount	%
Federal income tax at
statutory rate	$ 862	34.0	$1,243	34.0
Permanent differences	(605)	(23.9)	(575)	(14.4)
International taxes and rate
differentials and other	17	0.7	(130)	(4.9)
Effect of increase in valuation
allowance for deferred tax assets	(136)	(5.4)	-	-
	$ 138	5.4	$ 538	14.7

At December 31, 2010, we had U.S. Federal net operating loss carryforwards ("NOLs") of approximately $48.6 million expiring between the years 2012 through 2030. Approximately $6.9 million of the NOLs are set to expire in 2012 if not utilized. Based on management's current estimate of book and taxable income for the near future as well as the Company's tax planning strategy currently being implemented where deferred revenue related to maintenance contracts at the beginning of the year will be taken into taxable income on a cash basis (full inclusion method) beginning with the current year over a four year period, it was determined that it is more likely than not that the Company will be able to generate enough taxable income in the respective carry forward periods and will utilize the respective net operating losses set to expire beginning in 2012. We file U.S. federal income tax returns as well as income tax returns in various states and two foreign jurisdictions. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2007 through 2010 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2006 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

11.           FAIR VALUE MEASUREMENTS

Financial assets and liabilities at fair value at December 31, 2010 are classified in one of the three categories, which are described below.

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

No contribution was required in 2010 based on these requirements. However, we did make a discretionary contribution of $100,000. We expect to be required to make minimum quarterly contributions in 2011 totaling $0.34 million for plan year 2011 and an additional $0.36 million contribution for plan year 2010 before March 31, 2011 in order to exceed an 80% funding level as measured at January 1, 2011. We use a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2010	2009
Reconciliation of projected benefit obligation:
Obligation at January 1	$ 6,496	$ 5,688
Service cost	337	404
Interest cost	336	329
Actuarial (gain) loss	(400)	250
Benefit payments	(903)	(175)
Obligation at December 31	$ 5,866	$ 6,496

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$ 4,169	$ 3,778
Actual return on plan assets	277	566
Employer contributions	100	-
Benefit payments	(903)	(175)
Fair value of plan assets at December 31	$ 3,643	$ 4,169

Funded Status:
Funded (unfunded) status at December 31	$ (2,223)	$ (2,327)

Projected benefit obligation	$ 5,866	$ 6,496
Accumulated benefit obligation	5,422	5,545
Fair value of plan assets	3,643	4,169

Amounts recognized in consolidated
balance sheets:
Prior service credit	$ 43	$ 69
Net loss	(760)	(1,138)
Accumulated other comprehensive income (loss)	(717)	(1,069)

Net periodic benefit cost in excess of
accumulated contributions	(1,506)	(1,258)
Net amount recognized in consolidated
balance sheet	$ (2,223)	$ (2,327)

	2010	2009
Components of net periodic pension cost:
Service cost	$ 337	$ 403
Interest cost	336	329
Expected return on plan assets	(299)	(256)
Actuarial loss	-	67
Amortization of prior service credit	(25)	(25)
Net periodic benefit cost	349	518

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net actuarial gain	(378)	(59)
Amortization of net loss	-	(67)
Amortization of prior service cost	25	25
Total loss (gain) recognized in other comprehensive
(income) loss	(353)	(101)

Total recognized in net periodic benefit cost and other
comprehensive (income) loss	$ (4)	$ 417

In 2011, the Company expects to recognize approximately $25 thousand of the prior service cost benefit and $19 thousand of the net actuarial loss as components of pension expense.

Weighted-average assumptions used to determine net
periodic benefit cost for the years ended December 31:
Discount rate	6.00%	6.20%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	3.50%	4.00%

Weighted-average assumptions used to determine pension
benefit obligation as of December 31:
Discount rate	5.61%	6.00%
Rate of compensation increase	2.00%	4.00%

The assumed expected long-term rate of return on plan assets is an estimate based on our plan investment guidelines which specify our strategic asset allocation, historical performance for the various asset classes in our strategic allocation, and our expectations for long-term rates of return for these various asset classes. We recognize that market performance varies and that our assumed expected long-term rate of return may not be meaningful during some periods. We re-evaluate our assumed expected long-term rate of return on plan assets annually through discussion with our plan investment manager. We select that return which we believe best reflects a reasonable expected return on funds invested and to be invested to provide for the benefits included in the projected benefit obligation. The overall investment objective for the pension plan investment portfolio is to achieve the highest level of return with the least amount of risk. Our actual pension plan asset allocations at December 31, 2010 and 2009 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2010	2010	2009
Equity securities	55% (+/- 1 to 5%)	58%	55%
Debt securities	35% (+/- 1 to 5%)	32%	30%
Cash and cash equivalents	10% (+/- 1 to 10%)	10%	15%

The following table presents estimated future benefit payments over the next ten years (in thousands):

2011	$ 187
2012	186
2013	462
2014	235
2015	204
2016 to 2020	2,530

The amortization of gains and losses is determined by using a 10% corridor of the greater of the market-related value of assets and the projected benefit obligation. Total unamortized gains and losses in excess of the corridor are amortized into income over the average remaining future service. Prior service costs/(benefits) are amortized over the average remaining future service at the time the prior service was established. Average remaining future service as of January 1, 2010 was about 9 years.

The following table sets forth by level, within the fair value hierarchy, the Plan's assets measured at fair value on a recurring basis as of December 31, 2010:

	Level 1	Level 2	Level 3	Total
Government and other
fixed income securities	$ 312,418	$ 840,707	$ -	$1,153, 125

Equities	2,098,522	-	-	2,098,522
	$2,410,940	$ 840,707	$ -	$3,251,647

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. We may make discretionary matching contributions of the compensation contributed by a participant. The discretionary matching contribution is 2/3rds of the first 6% of qualifying compensation. The Company has the option of making the matching contributions in cash or through shares of Company common stock. Employees will vest in the matching contributions in equal increments annually over three years. Beginning in 2009, the Company match was substantially made in the form of newly issued Chyron common stock. As a result, during 2010 and 2009 we issued 114 thousand and 164 thousand shares of common stock, respectively, in lieu of an aggregate cash match of $217 thousand and $234 thousand, respectively.

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

	2010	2009
Balance at beginning of period	$ 50	$ 50
Provisions	19	9
Warranty services provided	(19)	(9)
	$ 50	$ 50

14.           COMMITMENTS AND CONTINGENCIES

At December 31, 2010, we were obligated under operating and capital leases, expiring at various dates through 2019, covering facility space and equipment as follows (in thousands):

	Operating	Capital
2011	$ 629	$ 34
2012	653	38
2013	677	20
2014	688	13
2015	671	10
thereafter	2,592	-

The operating lease contains provisions for escalations and for facility maintenance. Total rent expense was $0.7 million in 2010 and 2009.

We have severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. Had all such key and other covered employees been terminated at December 31, 2010, for a reason other than a change in control, the estimated total severance and benefits would have approximated $2.6 million. In addition, three executive officers have change in control agreements entitling them to certain additional benefits totaling $2.45 million that would be payable in the event of a change in control.

At December 31, 2010, we had firm purchase commitments for inventory components of $1.7 million to be delivered during 2011.

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. IBC's second amended complaint, which was filed on May 17, 2010, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee's belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages. IBC seeks exemplary damages in an amount up to $30 million, plus punitive damages. On July 27, 2010, the court set a trial date of March 15, 2011, which as been adjourned until August 31, 2011. Because the case and discovery are still proceeding, we cannot predict the possible outcome of the litigation, but we believe IBC's claims lack merit and we intend to defend against them vigorously. As such we have not recorded any loss accrual in the results presented for 2010.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition, results of operations or liquidity.

15.           RELATED PARTY TRANSACTIONS

In August 2009, the Company entered into an arrangement with a member of our Board of Directors for his services in facilitating sales of the Company's AXIS services. In 2010, the Company paid him $35,000 and granted him 15,060 non-qualified stock options for services rendered under this arrangement. These options will expire in August 2013 and were valued at $11,213 using a Black-Scholes valuation model. At December 31, 2010, the arrangement has expired and is no longer in effect.

16.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	2010	2009
Revenues from external customers:
United States	$20,732	$18,525
Europe	4,295	4,686
Other	2,700	2,403
	$27,727	$25,614

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework." Based on its assessment, management believes that as of December 31, 2010, the Company's internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be presented under the captions ELECTION OF DIRECTORS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2011 Annual Meeting of Shareholders ("Proxy Statement"), and is incorporated herein by reference in response to this item.

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

(a)(1)  Financial Statements

See Index to Consolidated Financial Statements on page 51.

(a)(2)  Financial Statement Schedules

Not applicable.

(a)(3)  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this annual report on Form 10-K.
Exhibit Index

Exhibit Number	Description

3.1
Restated Certificate of Incorporation filed with the State of New York on December 27, 1991 (previously filed as Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (File No. 000-05110) and incorporated herein by reference)

3.2
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on February 7, 1997 (previously filed as Exhibit 3(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

3.3
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on September 19, 2007 (previously filed as Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2007 (File No. 001-09014) and incorporated herein by reference)

3.4
Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 15, 2009 (File No. 001-09014) and incorporated herein by reference)

10.1*
Indemnification Agreement between Chyron Corporation and Christopher R. Kelly effective as of August 30, 1999 (previously filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.2*
Indemnification Agreement between Chyron Corporation and Michael Wellesley-Wesley effective as of November 19, 1996 previously filed as Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

10.3*
Indemnification Agreement between Chyron Corporation and Jerry Kieliszak effective as of March 1, 2002 (previously filed as Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.4*
Indemnification Agreement between Chyron Corporation and Kevin Prince effective as of October 1, 2004 (previously filed as Exhibit 10(h) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 001-09014) and incorporated herein by reference)

10.5*
Indemnification Agreement between Chyron Corporation and Michael Wheeler effective as of February 1, 2006( previously filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.6*
Indemnification Agreement between Chyron Corporation and Peter Frey effective as of May 14, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.7*
Indemnification Agreement between Chyron Corporation and Roger L. Ogden effective as of May 14, 2008 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.8*
Indemnification Agreement between Chyron Corporation and Robert A. Rayne effective as of May 14, 2008 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.9*
Indemnification Agreement between Chyron Corporation and Susan Clark-Johnson effective as of March 10, 2010 (previously filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-09014) and incorporated herein by reference)

10.10*
Indemnification Agreement between Chyron Corporation and Dawn Johnston effective as of April 3, 2002 (previously filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.11*
Indemnification Agreement between Chyron Corporation and Michael Wellesley-Wesley, Trustee, Chyron Corporation Employee's Pension Plan, dated February 1, 2003 (previously filed as Exhibit 10(j) to the Registrant's Annual Report for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.12*
Indemnification Agreement between Chyron Corporation and Jerry Kieliszak, Trustee, Chyron Corporation Employee's Pension Plan, dated March 1, 2002  (previously filed as Exhibit 10(ac) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 001-09014) and incorporated herein by reference)

10.13*
Amended and Restated Employment Agreement by and between Chyron Corporation and Michael Wellesley-Wesley effective as of September 1, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 9, 2010 (File No. 001-09014) and incorporated herein by reference)

10.14*
Change in Control Agreement between Michael Wellesley-Wesley and Chyron Corporation dated September 19, 2008 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2008 (File No. 001-09014) and incorporated herein by reference)

10.15*
First Amendment to Change in Control Agreement by and between Chyron Corporation and Michael Wellesley-Wesley dated June 11, 2010 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 14, 2010 (File No. 001-09014) and incorporated herein by reference)

10.16*
Change in Control Agreement between Chyron Corporation and Jerry Kieliszak dated October 26, 2007 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.17*
Amendment to Change in Control Agreement by and between Chyron Corporation and Jerry Kieliszak and dated June 11, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 14, 2010 (File No. 001-09014) and incorporated herein by reference)

10.18*
Change in Control Agreement between Chyron Corporation and Kevin Prince dated October 26, 2007 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.19*
Amendment to Change in Control Agreement by and between Chyron Corporation and Kevin Prince dated June 11, 2010 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on June 14, 2010 (File No. 001-09014) and incorporated herein by reference)

10.20*
Terms of Severance Agreement between Chyron Corporation and Jerry Kieliszak dated October 26, 2007 (previously filed as Exhibit 10.5 to the Registrant's Current Report on Form 8-K filed with the Commission on October 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.21*
Chyron Corporation 1999 Incentive Compensation Plan (previously filed as Exhibit 1 to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 7, 1999 (SEC File No. 000-05110) and incorporated herein by reference)

10.22*
Chyron Corporation 2008 Long-Term Incentive Plan approved on May 14, 2008 and amended on May 19, 2010 (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 25, 2010 (File No. 001-09014) and incorporated herein by reference)

10.23*
Chyron Corporation Employees Severance Plan amended August 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2006 (File No. 001-09014) and incorporated herein by reference)

10.24
Loan and Security Agreement between Silicon Valley Bank and Chyron Corporation dated as of June 19, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2008 (File No. 001-09014) and incorporated herein by reference)

10.25
First Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated April 16, 2009 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 18, 2009 (File No. 001-09014) and incorporated herein by reference)

10.26
Second Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated June 18, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 18, 2009 (File No. 001-09014) and incorporated herein by reference)

10.27
Third Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 24, 2010 and effective as of March31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2010 (File No. 001-09014) and incorporated herein by reference)

10.28
Asset Purchase Agreement by and among Chyron Corporation, AXIS Graphics, LLC, and Pyburn Films, Inc. (previously filed as Exhibit 10.1 the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 2008 (File No. 001-09014) and incorporated herein by reference)

10.29
Subordinated 5% Promissory Note issued by Chyron Corporation to AXIS Graphics, LLC (previously filed as Exhibit 10.2 the Registrant's Current Report on Form 8-K filed with the Commission on January 17, 2008 (File No. 001-09014) and incorporated herein by reference)

10.30
Second Amendment to Lease by and between Rechler Equity B-1 LLC and Chyron Corporation dated January 20, 2009 (previously filed as exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the commission on March 25, 2009 (File No. 001-09014) and incorporated herein by reference)

10.31*
Consulting Agreement between Chyron Corporation and Eugene Weber dated December 19, 2008 (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 19, 2008 (File No. 001-09014) and incorporated herein by reference)

10.32*
2009 Chyron Corporation Salary Deferral Plan for Highly Compensated Employees (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 18, 2008 (File No. 001-09014) and incorporated herein by reference)

10.33*
Form of Restricted Stock Unit Award under the Chyron Corporation 2008 Long-Term Incentive Plan (previously filed as Exhibit 10.1 the Registrant's Current Report on Form 8-K filed with the Commission on November 13, 2009 (File No. 001-09014) and incorporated herein by reference)

10.34*	Chyron Corporation Non-Employee Director Compensation Policy adopted December 9, 2009
21.1	Subsidiaries of the Registrant**
23.1	Consent of BDO USA, LLP **
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

*	Management contract or compensatory plan or arrangement
**	Filed herewith

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRON CORPORATION

Date: March 23, 2011	/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated.

Signature	Title	Date

/s/ Michael Wellesley-Wesley	President, CEO and Director	March 23, 2011
Michael Wellesley-Wesley	(principal executive officer)

/s/ Jerry Kieliszak	Senior Vice President and Chief Financial	March 23, 2011
Jerry Kieliszak	Officer (principal financial officer)

/s/ Roger L. Ogden	Chairman of the Board of Directors	March 23, 2011
Roger L. Ogden

/s/ Susan Clark-Johnson	Director	March 23, 2011
Susan Clark-Johnson

/s/ Peter F. Frey	Director	March 23, 2011
Peter F. Frey

/s/ Christopher R. Kelly	Director	March 23, 2011
Christopher R. Kelly

/s/ Robert A. Rayne	Director	March 23, 2011
Robert A. Rayne

/s/ Michael C. Wheeler	Director	March 23, 2011
Michael C. Wheeler

/s/ Dawn R. Johnston	Corporate Controller	March 23, 2011
Dawn R. Johnston