Form 10-Q
period 2011-03-31
CHYRON CORP
filed 2011-05-12
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on May 1, 2011 was 16,405,409.

CHYRON CORPORATION

PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	March 31,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$3,850	$5,565
Accounts receivable, net	4,554	4,141
Inventories, net	2,312	2,218
Deferred taxes	2,696	2,869
Prepaid expenses and other current assets	1,173	775
Total current assets	14,585	15,568

Property and equipment, net	1,452	1,575
Intangible assets, net	736	763
Goodwill	2,066	2,066
Deferred taxes	17,950	17,343
Other assets	101	106
TOTAL ASSETS	$36,890	$37,421

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,794	$3,296
Deferred revenue	2,919	2,846
Current portion of pension liability	444	704
Current portion of term loan	326	326
Capital lease obligations	34	34
Total current liabilities	6,517	7,206

Pension liability	1,531	1,519
Deferred revenue	648	642
Term loan	54	136
Other liabilities	316	308
Total liabilities	9,066	9,811

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 16,384,306 at March 31, 2011
and 16,053,945 at December 31, 2010	163	161
Additional paid-in capital	82,433	81,793
Accumulated deficit	(54,294)	(53,857)
Accumulated other comprehensive loss	(478)	(487)
Total shareholders' equity	27,824	27,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$36,890	$37,421

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands, except per share amounts)

(Unaudited)

	2011	2010
Product revenues	$5,035	$5,360
Service revenues	1,545	1,512
Total revenues	6,580	6,872

Cost of sales	1,972	2,045
Gross profit	4,608	4,827

Operating expenses:
Selling, general and administrative	3,874	3,626
Research and development	1,619	1,658

Total operating expenses	5,493	5,284

Operating loss	(885)	(457)

Interest expense	(12)	(17)

Other income (loss), net	34	(22)

Loss before taxes	(863)	(496)

Income tax benefit (expense), net	426	(158)

Net loss	$(437)	$(654)

Net loss per share - basic and diluted	$(0.03)	$(0.04)

Weighted average shares outstanding:
Basic	16,212	15,897
Diluted	16,212	15,897

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2011 AND 2010
(In thousands)
(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(437)	$(654)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	210	255
Deferred income tax (benefit) expense	(434)	143
Inventory provisions	54	-
Share-based payment arrangements	241	405
Shares issued for 401(k) match	67	66
Other	26	(9)
Changes in operating assets and liabilities:
Accounts receivable	(413)	(1,083)
Inventories	(203)	29
Prepaid expenses and other assets	(394)	95
Accounts payable and accrued expenses	(191)	230
Deferred revenue	79	181
Other liabilities	(231)	151
Net cash used in operating activities	(1,626)	(191)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(61)	(101)
Net cash used in investing activities	(61)	(101)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	61	1
Payments on capital lease obligations	(8)	(8)
Payments on term loan	(81)	(81)
Net cash used in financing activities	(28)	(88)

Change in cash and cash equivalents	(1,715)	(380)
Cash and cash equivalents at beginning of period	5,565	5,238
Cash and cash equivalents at end of period	$3,850	$4,858

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

General

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany amounts have been eliminated.

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2011 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2011 and 2010. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 figures included herein were derived from such audited consolidated financial statements.

In December 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2010-28, "When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts" ("ASU 2010-28"). The amendments in ASU 2010-28 affect all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. The amendments in ASU 2010-28 modify Step 1 so that for those reporting units, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not that a goodwill impairment exists. In determining whether it is more likely than not that a goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist. The qualitative factors are consistent with existing guidance, which requires that goodwill of a reporting unit be tested for impairment between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount. ASU 2010-28 is effective for fiscal years beginning after December 15, 2010. Effective January 1, 2011, we adopted ASU 2010-28 which did not have a material effect on our financial statements.

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

	Three Months Ended
	March 31,
	2011	2010

Weighted average shares which are not included in
the calculation of diluted earnings (loss) per
share because their impact is anti-dilutive:
Stock options	3,371	3,317
Restricted stock units	430	306
	3,801	3,623

2.           LONG TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), we may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At March 31, 2011 there were 1.5 million shares available to be granted under the Plan. We issue new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic for Stock Compensation all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and vest over a period of 3 years. The fair values of the options granted during the quarters ended March 31, 2011 and 2010, were estimated based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2011	2010
Expected volatility	72.23%	82.23%
Risk-free interest rate	2.37%	2.79%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Estimated fair value per option granted	$1.36	$1.57

The following table presents a summary of the Company's stock option activity for the three months ended March 31, 2011:

Number of
Options
Outstanding at January 1, 2011	3,411,573
Granted	2,000
Exercised	(51,668)
Forfeited and cancelled	(169,606)
Outstanding at March 31, 2011	3,192,299

The Company also grants restricted stock units, or RSUs, which have either time or performance-based vesting features. RSUs are equity awards that are granted to individuals entitling the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. Time-based RSUs vest over a one to three year period, while performance-based RSUs vest based upon the achievement of specific performance targets. Unless forfeited, all RSUs are required to be settled in shares. In the three months ended March 31, 2011 and 2010, we recorded an expense of $103 thousand and $79 thousand, respectively, relating to RSUs. Included in these outstanding RSUs are 1,253,750 RSUs that were awarded under the Company's Key Management Medium-Term Incentive program that provides for the award of up to 1,750,000 RSUs if certain financial performance conditions are achieved in 2012, or if not in 2012, then in 2013. No expense was recorded in 2010 or  2011 for this program. If in the future it is probable that these awards will be earned, we will commence recording an expense for them.

The following table presents a summary of the Company's RSUs for the three months ended March 31, 2011:

Shares
Nonvested at January 1, 2011	1,869,991
Granted	109,762
Vested	(134,989)
Forfeited and cancelled	(204,393)
Nonvested at March 31, 2011	1,640,371

The impact on our results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Cost of sales	$24	$39
Research and development	86	128
Selling, general and administrative	131	238
	$241	$405

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	March 31,	December 31,
	2011	2010
Finished goods	$336	$312
Work-in-progress	364	259
Raw material	1,612	1,647
	$2,312	$2,218

4.           CREDIT FACILITY

On March 24, 2011, the Company entered into an amendment to its credit facility with a U.S. bank which extends its term until March 29, 2012. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2011, available borrowings were approximately $1.5 million based on this formula. The revolver will bear interest at Prime +1.75%.

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

On May 29, 2009, the Company borrowed to finance capital equipment under the then existing credit facility which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. The balance outstanding at March 31, 2011 is $380 thousand. Interest expense related to the term loan was $6 thousand and $11 thousand for the three months ended March 31, 2011 and 2010, respectively.

5.           BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 is as follows (in thousands):
	2011	2010
Service cost	$96	$101
Interest cost	81	82
Expected return on plan assets	(70)	(64)
Amortization of net loss	5	16
Amortization of prior service cost	(6)	(6)
	$106	$129

    Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, the Company may choose to make a discretionary contribution to the Pension Plan to reduce the unfunded liability. In the first quarter of 2011 we made an additional contribution of $0.36 million in order to exceed an 80% funding level as measured at January 1, 2011. In addition, we expect to make required quarterly contributions of $0.11 million for each of the next four quarters.

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

	Three Months Ended
	March 31,
	2011	2010
Balance at beginning of period	$50	$50
Provisions	56	4
Warranty services provided	(56)	(4)
	$50	$50

7.           SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Income (Loss)
January 1, 2011	$(25)	$(462)	$(487)
Change for period	9	-	9
March 31, 2011	$(16)	$(462)	$(478)

During the three months ended March 31, 2011, we issued 32 thousand shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $67 thousand.

8.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	March 31,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$16,802	$17,027
Temporary differences	4,584	4,074
	21,386	21,101
Deferred tax valuation allowance	740	889
	$20,646	$20,212

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of share-based awards in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits at March 31, 2011 was approximately $0.67 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the provision for income tax benefit (expense) for the quarters ended March 31 are as follows (in thousands):

	2011	2010
Current:
State and foreign	$(8)	$(15)

Deferred:
State	19	(6)
Federal	415	(137)
	434	(143)
Income tax benefit (expense)	$426	$(158)

In the first quarter of 2011, we recorded an income tax benefit of $0.4 million as compared to an income tax expense of $0.2 million in the first quarter of 2010. The difference is primarily due to the amount of expense associated with our share-based payment arrangements and the amount that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

At March 31, 2011, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $49 million expiring between the years 2012 through 2030. Approximately $6.9 million of the NOLs are set to expire in 2012 if not utilized. Based on management's current estimate of book and taxable income for the near future as well as the company's tax planning strategy currently being implemented where deferred revenue related to maintenance contracts at the beginning of the year will be taken into taxable income on a cash basis (full inclusion method) beginning in 2010 over a four year period, it was determined that it is more likely than not that the Company will be able to generate enough taxable income in the respective carry forward periods and will utilize the respective net operating losses set to expire beginning in 2012. We file U.S. federal income tax returns as well as income tax returns in various states and one foreign jurisdiction. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2007 through 2010 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2006 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may have a statute of limitations of six to ten years.

9.           CONTINGENCIES

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. IBC's second amended complaint, which was filed on May 17, 2010, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee's belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages. IBC seeks exemplary damages in an amount up to $30 million, plus punitive damages. On July 27, 2010, the court set a trial date of March 15, 2011, which has been adjourned until September 2011. On April 27, 2011, IBC filed a motion for summary judgment, seeking summary disposition of the causes of action that remain in the case. Opposition to the motion is due May 16, 2011, which the Company will file timely. No decision on IBC’s motion for summary judgment has been rendered as of the date hereof. The Company also intends to make its own motion for summary judgment at or around the time it files its opposition papers. Because the case and discovery are still proceeding, we cannot predict the possible outcome of the litigation, but we believe IBC's claims lack merit and we intend to defend against them vigorously. As such we have not recorded any loss accrual in the accompanying financial statements for any period to date.

A letter of notification, dated March 10, 2011, was received from counsel for Turner Broadcasting System, Inc., Turner Network Television, Inc., Cable News Network, Inc., and The Cartoon Network, Inc. ("Turner") alleging that we are obligated to indemnify Turner as a result of a recently filed patent infringement action against Turner by Multimedia Patent Trust ("MPT") in the United States District Court for the Southern District of California. Chyron supplies various products to Turner. We have notified Turner that its request is without merit. We believe Turner's request for indemnification lacks merit because our products do not infringe any of MPT's patents and we are not obligated to indemnify Turner for those portions of our products that are allegedly involved. Should any of such parts of our products be found to be infringing, then indemnification should lawfully be sought from our outside supplier of such parts and not Chyron. We have denied Turner's request.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition, results of operations or liquidity.

10.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
United States	$4,921	$5,820
Europe	1,172	433
Other	487	619
	$6,580	$6,872

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including those set forth in Part I, Item 1A, entitled "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2010. Those factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, "Chyron," the "Company," "we," "us," and "our" refer to Chyron Corporation.

Overview

We are continuing to prioritize new product development and moving forward with the reinvention of our core business. We are operating in a business environment where purchases of new equipment, products and services by our TV customers remained under pressure due to the continuing media recession. In the second half of 2010, this began to change. For our domestic customers, the strength of political advertising revenue and the recovery in automotive advertising led to revenue increases for many TV networks and station groups. While this recovery came too late to impact capital spending plans and budgets for 2010, we anticipate that this recovery in our broadcast customers' business will translate into renewed demand for our product and services offerings in 2011 and 2012.

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

As Chyron's business model shifts from an emphasis on products to a services model where individual products comprise elements of an overall enterprise-wide solution, our sales approach must become more consultative and key account oriented. Consequently,  in the second half of 2010 we reorganized our sales and marketing departments. In addition, we will seek to add additional selective sales resources, to drive our revenue growth over the near-term.

Comparison of the Three Months Ended March 31, 2011 and 2010

Net Sales. Total revenues for the quarter ended March 31, 2011 were $6.6 million, a decrease of $0.3 million, or 4%, from the $6.9 million reported for the quarter ended March 31, 2010. Total revenues derived from U.S. customers were $4.9 million in 2011 as compared to $5.8 million in 2010. Total revenues derived from international customers were $1.7 million in 2011 and $1.1 million in 2010.

Revenues, by type, are as follows (in thousands):

		% of		% of
	2011	Total	2010	Total
Product	$5,035	77%	$5,360	78%
Services	1,545	23%	1,512	22%
	$6,580		$6,872

The decline in our product revenues in 2011 reflects the continued pressure of the media recession in our domestic markets. Offsetting this was an increase in sales in our international market as a result of a major installation at a public broadcaster in Europe. We anticipate that increases in political advertising revenues and automotive advertising experienced by many TV networks and station groups, will enable them to procure products and will translate into additional demand for our product and services offerings in 2011 and 2012.

Our service revenues have increased slightly in both total dollars and as a percentage of total sales due to the growing demand for our AXIS online graphics creation platform and increased sales of software and hardware maintenance contracts for our broadcast graphics products. We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers’ current up-front fixed cost business model for graphics creation.

Gross Profit.  Gross margins for the quarter ended March 31, 2011 and 2010 were each at 70%. Overall, we have been able to obtain reasonable pricing for our materials and have favorably managed our overhead costs to achieve a consistent cost structure.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses increased $0.3 million in the first quarter of 2011 to $3.9 million as compared to $3.6 million in the first quarter of 2010. The increase in spending is substantially due to increased personnel, and associated costs, in the area of sales and marketing as we enhance our efforts to grow revenues and change our approach to consultative selling oriented towards key accounts. We expect that these expenses will continue to grow in the latter part of 2011 as we seek to add additional sales resources.

Research and Development Expenses. Research and development ("R&D") expenses approximates $1.6 million in each quarter of 2011 and 2010. We have substantially transitioned our development efforts for our on line services in-house. However, we anticipate that R&D expenses will increase in the latter part of 2011 as particular enhancements and improvements are scheduled.

Interest and expense.  Interest expense has declined slightly as we continue to make monthly principal payments on our term loan and the outstanding principal balance is reduced.

Other income and expense, net.  The components of other income and expense, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Foreign exchange transaction gain (loss)	$35	$(26)
Other	(1)	4
	$34	$(22)

In the first quarter of 2011, exchange rates relating to our balances held in British Pounds Sterling were more favorable than in the first quarter of 2010. We will continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax (expense) benefit, net. In the first quarter of 2011, we recorded an income tax benefit of $0.4 million as compared to an income tax expense of $0.2 million in the first quarter of 2010. The difference is primarily due to the amount of expense associated with our share-based payment arrangements and the amount that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2011, we had cash and cash equivalents on hand of $3.9 million and working capital of $8.1 million. In the first quarter of 2011 the Company used approximately $1.6 million in cash for operations. This was primarily caused by the settlement of performance based compensation arrangements that were accrued at December 31, 2010 and an increase in accounts receivable due to realization of sales that occurred later in the quarter, in comparison to those outstanding at year end, that were not yet due for collection. In addition, a substantial deposit of $0.35 million was made for equipment that will be delivered in the second quarter of 2011. Also, during March 2011, we made an additional $0.36 million contribution to our Pension Plan in order to exceed an 80% funding level as measured at January 1, 2011.

We expect to make quarterly contributions to our Pension Plan of $0.11 million in each of the next four quarters that are required under ERISA. The Company’s Pension Plan investments were valued at $4.1 million at March 31, 2011 and $3.6 million at December 31, 2010. The Company’s investment strategy remains the same and we believe that the Plan's investments are more than adequate to meet Plan obligations for the next twelve months.

Effective March 30, 2011 the Company entered into an amendment to its credit facility with a U.S. bank to extend its terms until March 29, 2012. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2011 available borrowings were approximately $1.5 million based on this formula. In the second quarter of 2009 the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.38 million remains outstanding at March 31, 2011. The equipment term loan is being repaid in thirty-six equal installments of principal plus interest, and is scheduled to be repaid in full by May 2012. The Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.5 to 1.0, measured at month-end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. IBC's second amended complaint, which was filed on May 17, 2010, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee's belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages. IBC seeks exemplary damages in an amount up to $30 million, plus punitive damages. On July 27, 2010, the court set a trial date of March 15, 2011, which has been adjourned until September 2011. On April 27, 2011, IBC filed a motion for summary judgment, seeking summary disposition of the causes of action that remain in the case. Opposition to the motion is due May 16, 2011, which the Company will file timely. No decision on IBC’s motion for summary judgment has been rendered as of the date hereof. The Company also intends to make its own motion for summary judgment at or around the time it files its opposition papers. Because the case and discovery are still proceeding, we cannot predict the possible outcome of the litigation, but we believe IBC's claims lack merit and we intend to defend against them vigorously. As such we have not recorded any loss accrual in the accompanying financial statements for any period to date.

A letter of notification, dated March 10, 2011, was received from counsel for Turner Broadcasting System, Inc., Turner Network Television, Inc., Cable News Network, Inc., and The Cartoon Network, Inc. ("Turner") alleging that we are obligated to indemnify Turner as a result of a recently filed patent infringement action against Turner by Multimedia Patent Trust ("MPT") in the United States District Court for the Southern District of California. Chyron supplies various products to Turner. We have notified Turner that its request is without merit. We believe Turner's request for indemnification lacks merit because our products do not infringe any of MPT's patents and we are not obligated to indemnify Turner for those portions of our products that are allegedly involved. Should any of such parts of our products be found to be infringing, then indemnification should lawfully be sought from our outside supplier of such parts and not Chyron. We have denied Turner's request.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition, results of operations or liquidity.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide information required by this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                 PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                (REMOVED AND RESERVED)

ITEM 5.                OTHER INFORMATION

None.

ITEM 6.   EXHIBITS

(a)  Exhibits:

Exhibit No.	Description of Exhibit
10.1
Fourth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 24, 2011 and effective as of March 30, 2011 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on March 25, 2011 (File No. 001-09014) and incorporated herein by reference).

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

CHYRON CORPORATION
(Registrant)

May 12, 2011	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

May 12, 2011	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer