Form 10-Q
period 2011-06-30
CHYRON CORP
filed 2011-08-10
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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
      Yes [x]     No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         [x] Yes        [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [x]

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 5, 2011 was 16,561,638.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2011 (unaudited) and
	December 31, 2010	3

	Consolidated Statements of Operations for the Three Months ended
	June 30, 2011 and 2010 (unaudited)	4

	Consolidated Statements of Operations for the Six Months ended
	June 30, 2011 and 2010 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2011 and 2010 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

PART I   FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	June 30,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$4,201	$5,565
Accounts receivable, net	5,778	4,141
Inventories, net	1,670	2,218
Deferred taxes	2,795	2,869
Prepaid expenses and other current assets	1,137	775
Total current assets	15,581	15,568

Property and equipment, net	1,715	1,575
Intangible assets, net	710	763
Goodwill	2,066	2,066
Deferred taxes	17,716	17,343
Other assets	99	106
TOTAL ASSETS	$37,887	$37,421

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,531	$3,296
Deferred revenue	2,909	2,846
Current portion of pension liability	444	704
Current portion of term loan	299	326
Capital lease obligations	36	34
Total current liabilities	7,219	7,206

Pension liability	1,525	1,519
Deferred revenue	554	642
Term loan	-	136
Other liabilities	323	308
Total liabilities	9,621	9,811

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 16,503,708 at June 30, 2011
and 16,053,945 at December 31, 2010	165	161
Additional paid-in capital	82,789	81,793
Accumulated deficit	(54,210)	(53,857)
Accumulated other comprehensive loss	(478)	(487)
Total shareholders' equity	28,266	27,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$37,887	$37,421

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands, except per share amounts)

(Unaudited)

	2011	2010

Product revenues	$7,429	$5,402
Service revenues	2,001	1,534
Total revenues	9,430	6,936

Cost of sales	2,866	2,115
Gross profit	6,564	4,821

Operating expenses:
Selling, general and administrative	4,683	3,840
Research and development	1,644	1,664

Total operating expenses	6,327	5,504

Operating income (loss)	237	(683)

Interest expense	(9)	(14)

Other income (loss), net	-	(62)

Income (loss) before taxes	228	(759)

Income tax (expense) benefit, net	(144)	48

Net income (loss)	$84	$(711)

Net income (loss) per share - basic	$0.01	$(0.04)

Net income (loss) per share - diluted	$0.00	$(0.04)

Weighted average shares outstanding:
Basic	16,437	15,946
Diluted	16,929	15,946

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands, except per share amounts)
(Unaudited)

	2011	2010

Product revenues	$12,464	$10,762
Service revenues	3,546	3,046
Total revenues	16,010	13,808

Cost of sales	4,838	4,160
Gross profit	11,172	9,648

Operating expenses:
Selling, general and administrative	8,557	7,466
Research and development	3,263	3,322

Total operating expenses	11,820	10,788

Operating loss	(648)	(1,140)

Interest expense	(21)	(31)

Other income (loss), net	34	(84)

Loss before taxes	(635)	(1,255)

Income tax benefit (expense), net	282	(110)

Net loss	$(353)	$(1,365)

Net loss per share - basic	$(0.02)	$(0.09)

Net loss per share - diluted	$(0.02)	$(0.09)

Weighted average shares outstanding:
Basic	16,325	15,922
Diluted	16,325	15,922

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30, 2011 AND 2010
(In thousands)
(Unaudited)

	2011	2010
Cash Flows from Operating Activities
Net loss	$(353)	$(1,365)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	452	519
Deferred income tax (benefit) expense	(299)	90
Inventory provisions	144	40
Share-based payment arrangements	518	947
Shares issued for 401(k) match	129	125
Other	16	39
Changes in operating assets and liabilities:
Accounts receivable	(1,637)	1
Inventories	348	(143)
Prepaid expenses and other assets	(358)	(257)
Accounts payable and accrued expenses	549	229
Deferred revenue	(26)	48
Other liabilities	(219)	303
Net cash (used in) provided by operating activities	(736)	576

Cash Flows from Investing Activities
Acquisitions of property and equipment	(539)	(290)
Net cash used in investing activities	(539)	(290)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	89	1
Payments on capital lease obligations	(16)	(17)
Payments on term loan	(162)	(162)
Net cash used in financing activities	(89)	(178)

Change in cash and cash equivalents	(1,364)	108
Cash and cash equivalents at beginning of period	5,565	5,238
Cash and cash equivalents at end of period	$4,201	$5,346

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Nature of Business

Chyron provides sophisticated graphics offerings that include Chyron's AXIS Graphics online content creation software and order management system, on-air graphics systems, clip servers, channel branding and telestration systems, and graphic asset management solutions. As a pioneer of Graphics as a Service for digital video media, Chyron addresses the world of digital and broadcast graphics with web, mobile, HD, 3D and newsroom integration solutions.

General

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated.

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2011 and the consolidated results of its operations and its cash flows for the periods ended June 30, 2011 and 2010. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 figures included herein were derived from such audited consolidated financial statements.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Weighted average shares which are not included
in the calculation of diluted earnings (loss)
per share because their impact is anti-dilutive:
Stock options	391	3,310	1,881	3,314
Restricted stock units	111	983	271	645

2.           LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), we may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At June 30, 2011, there were 1.2 million shares available to be granted under the Plan. We issue new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic for Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and vest over a period of 3 years. The fair values of the options granted during the periods ended June 30, 2011 and 2010, were estimated based on the following weighted average assumptions:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Expected volatility	71.48%	78.81%	71.51%	79.05%
Risk-free interest rate	2.17%	2.42%	2.18%	2.44%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	6.0	6.0	6.0	6.0
Estimated fair value per option granted	$1.37	$1.32	$1.37	$1.34

The following table presents a summary of the Company's stock option activity for the six months ended June 30, 2011:

Number of
Options
Outstanding at January 1, 2011	3,411,573
Granted	43,000
Exercised	(75,419)
Forfeited and cancelled	(215,717)
Outstanding at June 30, 2011	3,163,437

The Company also grants restricted stock units, or RSUs, which have either time or performance-based vesting features. RSUs are equity awards that are granted to individuals entitling the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. Time-based RSUs typically vest over a one to three year period, while performance-based RSUs vest based upon the achievement of specific performance targets. All RSUs are required to be settled in shares upon vesting. In the six months ended June 30, 2011 and 2010, we recorded an expense of $234 thousand and $184 thousand, respectively, relating to RSUs. Included in the total outstanding RSUs as of June 30, 2011 are 1,337,500 RSUs that were awarded under the Company's Key Management Medium-Term Incentive program that provides for the award of up to 1,750,000 RSUs if certain financial performance conditions are achieved in 2012, or if not in 2012, then in 2013. As of June 30, 2011, no expense was recorded in 2010 or 2011 for this program, since no RSUs have vested. If in the future it is probable that these awards will be earned, we will commence recording an expense for them.

The following table presents a summary of the Company's RSU activity for the six months ended June 30, 2011:

Shares
Nonvested at January 1, 2011	1,869,991
Granted	467,262
Vested and settled in shares	(205,486)
Forfeited and cancelled	(283,143)
Nonvested at June 30, 2011	1,848,624

In addition, the Company also has a 2011 Management Incentive Compensation Plan ("the 2011 Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service conditions in 2011. No expense has been recorded in 2011 for the 2011 Incentive Plan.

The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Cost of sales	$28	$41	$52	$80
Research and development	99	149	186	277
Selling, general and administrative	150	352	280	590
	$277	$542	$518	$947

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	June 30,	December 31,
	2011	2010
Finished goods	$392	$312
Work-in-progress	299	259
Raw material	979	1,647
	$1,670	$2,218

4.           CREDIT FACILITY

On March 24, 2011, the Company entered into an amendment to its credit facility, effective March 30, 2011, with a U.S. bank which extends its term until March 29, 2012. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2011, available borrowings were approximately $1.5 million based on this formula, and no borrowings were outstanding. The revolver will bear interest at Prime +1.75%.

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

In 2009, the Company borrowed to finance capital equipment under the then existing credit facility which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. The balance outstanding at June 30, 2011 is $299 thousand. Interest expense related to the term loan was $11 thousand and $21 thousand for the six months ended June 30, 2011 and 2010, respectively. Interest expense was $5 thousand and $10 thousand for the three months ended June 30, 2011 and 2010, respectively.

5.           BENEFIT PLANS

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Service cost	$96	$101	$192	$202
Interest cost	81	82	162	164
Expected return on plan assets	(70)	(64)	(140)	(128)
Actuarial loss	5	16	10	32
Amortization of prior service cost	(6)	(6)	(12)	(12)
	$106	$129	$212	$258

Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, the Company may choose to make a discretionary contribution to the Pension Plan to reduce the unfunded liability. In the first quarter of 2011 we made an additional contribution of $0.36 million in order to exceed an 80% funding level as measured at January 1, 2011. In the second quarter of 2011 we made a required quarterly contribution of $0.11 million and we expect to make required quarterly contributions of $0.11 million in each of the third and fourth quarters of 2011. Such required quarterly contribution will be adjusted, as necessary, based on annual actuarial valuations of the Pension Plan.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Balance at beginning of period	$50	$50	$50	$50
Provisions (credits)	0	0	56	4
Warranty services provided, net	0	0	(56)	(4)
	$50	$50	$50	$50

7.           SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive loss is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Loss
January 1, 2011	$(25)	$(462)	$(487)
Change for period	9	-	9
March 31, 2011	(16)	(462)	(478)
Change for period	-	-	-
June 30, 2011	$(16)	$(462)	$(478)

During the six months ended June 30, 2011, we issued 57 thousand shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $129 thousand.

8.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	June 30,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$16,642	$17,027
Temporary differences	4,609	4,074
	21,251	21,101
Deferred tax valuation allowance	740	889
	$20,511	$20,212

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of certain share-based awards in the accompanying consolidated financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits was approximately $0.67 million at June 30, 2011 and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the provision for income tax (expense) benefit for the periods ended June 30, 2011 and 2010 are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Current:
State and foreign	$(9)	$(5)	$(17)	$(20)

Deferred:
State	(6)	2	13	(4)
Federal	(129)	51	286	(86)
	(135)	53	299	(90)
Income tax (expense) benefit, net	$(144)	$48	$282	$(110)

The variation in income tax (expense) benefit from the expected effective rate is primarily due to the amount of expense associated with our share-based payment arrangements and the amount that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

At June 30, 2011, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $49 million expiring between the years 2012 through 2030. Approximately $6.9 million of the NOLs are set to expire in 2012 if not utilized. Based on management's current estimate of book and taxable income for the near future as well as the company's tax planning strategy currently being implemented where deferred revenue related to maintenance contracts at the beginning of the year will be taken into taxable income on a cash basis (full inclusion method) beginning in 2010 over a four year period, it was determined that it is more likely than not that the Company will be able to generate enough taxable income in the respective carry forward periods and will utilize the respective net operating losses set to expire beginning in 2012. We file U.S. federal income tax returns as well as income tax returns in various states and one foreign jurisdiction. We may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2007 through 2010 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2006 through 2010 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may have a statute of limitations of six to ten years.

9.           CONTINGENCIES

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. IBC's second amended complaint, which was filed on May 17, 2010, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee's belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages. IBC seeks exemplary damages in an amount up to $30 million, plus punitive damages. On July 27, 2010, the court set a trial date of March 15, 2011, which has been adjourned until September 2011. On April 27, 2011, IBC filed a motion for summary judgment, seeking summary disposition of the causes of action that remain in the case, and in May 2011, the Company timely filed an opposition to IBC's motion and made a cross-motion for summary judgment to dismiss the complaint entirely. In June 2011, the Court issued a tentative decision, denying IBC's motion for summary judgment and granting our motion for summary judgment. In August 2011, the parties settled this lawsuit for immaterial consideration. The settlement of this lawsuit did not have a material impact on our business, financial condition, results of operations or liquidity.

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

10.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
United States	$6,643	$4,548	$11,564	$10,368
Europe	1,146	1,782	2,318	2,216
Rest of world	1,641	606	2,128	1,224
	$9,430	$6,936	$16,010	$13,808

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

Overview

We have been holding our position during recent recessionary periods by improving our technology and investing in sales and marketing personnel both domestically and abroad. We believe that our media company customers are beginning to realize increases in their revenues, mainly due to political advertising and the recovery in several core advertising segments, most notably automotive, that favorably impacts their capital expenditure budgets. These strategies and occurrences in the marketplace are beginning to have a positive impact on our results of operations.

The overall economic recovery is still tenuous, and our professional media customers continue to be challenged. They are in the process of transforming their businesses to address new opportunities and threats. To help our customers transition their business models we must develop workflow solutions for them that bring cost advantage over traditional processes. Simply put, our mission is to offer visionary, responsive and cost-effective solutions to the community of professionals involved in the creation, management and distribution of media content. These solutions help our media clients do more with less. By leveraging our Cloud-based technologies to deliver low-cost, scalable, collaborative applications and services, we help our customers transform their high fixed-cost business model to a lower, variable and more flexible cost model. We are not deemphasizing our products business, rather, we are finding that adoption of our services offerings results in new product and systems sales and vice versa.

Comparison of the Three and Six Months Ended June 30, 2011 and 2010

Net Sales. Revenues for the quarter ended June 30, 2011 were $9.4 million, an increase of $2.5 million, or 36%, from the $6.9 million reported in the quarter ended June 30, 2010. Revenues derived from U.S. customers were $6.6 million in the quarter ended June 30, 2011 and $4.5 million in the quarter ended June 30, 2010. Revenues derived from international customers were $2.8 million in the quarter ended June 30, 2011 as compared to $2.4 million in the quarter ended June 30, 2010.

Revenues for the six months ended June 30, 2011 were $16 million, an increase of $2.2 million, or 16%, from the $13.8 million for the six months ended June 30, 2010. Revenues derived from U.S. customers were $11.6 million in the six month period ended June 30, 2011 as compared to $10.4 million in the six month period ended June 30, 2010. Revenues derived from international customers were $4.4 million in the six months ended June 30, 2011 as compared to $3.4 million in the six month period ended June 30, 2010.

Revenues, by type, for the three and six month periods are as follows (in thousands):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
		% of		% of		% of		% of
	2011	Total	2010	Total	2011	Total	2010	Total
Product	$7,429	79%	$5,402	78%	$12,464	78%	$10,762	78%
Services	2,001	21%	1,534	22%	3,546	22%	3,046	22%
	$9,430		$6,936		$16,010		$13,808

In the U.S., many TV networks and station groups realized increases in political advertising revenues and automotive advertising revenues that enabled them to procure products, resulting in increased demand for our product and services offerings in 2011. In addition, there was an increase in sales in our international market as a result of a major installation at a public broadcaster in Europe.

Our service revenues have increased in terms of total dollars due to the growing demand for our AXIS online graphics creation platform and increased sales of software and hardware maintenance contracts for our broadcast graphics products. We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers’ current up-front fixed cost business model for graphics creation.

Gross Profit.  Gross margins for each of the quarters ended June 30, 2011 and 2010 were 70%. Gross margins for each of the six months ended June 30, 2011 and 2010 were 70%. Overall, we have been able to obtain reasonable pricing for our materials and have favorably managed our overhead costs to achieve a consistent cost structure.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $4.7 million in the quarter ended June 30, 2011 compared to $3.8 million in the quarter ended June 30, 2010. The increase in spending is primarily due to $0.6 million in additional compensation and related direct costs of increasing our senior sales, marketing and support staff and $0.2 million in costs for other marketing efforts. In addition, there were approximately $0.1 million in increased sales commissions associated with higher revenues and $0.2 million in legal and lawsuit settlement costs relating to a lawsuit filed against us as discussed in the notes to the consolidated financial statements. Offsetting these increases was a reduction in compensation costs of approximately $0.2 million associated with performance based compensation arrangements.

SG&A expenses were $8.6 million and $7.5 million in the six month periods ended June 30, 2011 and 2010, respectively. The increase in spending is primarily associated with $1.0 million in additional compensation and related direct costs of increasing our senior sales, marketing and support staff and $0.2 million in costs for other marketing efforts. In addition, there was an increase in legal and lawsuit settlement costs of approximately $0.2 million relating to a lawsuit filed against us as discussed in the notes to the consolidated financial statements. Offsetting these increases was a reduction in compensation costs of approximately $0.3 million associated with performance based compensation arrangements.

Research and Development Expenses. Research and development ("R&D") expenses were $1.6 million in each of the quarters ended June 30, 2011 and 2010. R&D expenses were $3.3 million in each of the six month periods ended June 30, 2011 and 2010. We have substantially transitioned our development efforts for our on line services in-house, which has resulted in a consistent level of spending. However, we anticipate that R&D expenses will increase in the latter part of 2011 as particular enhancements and improvements are scheduled.

Interest expense. Interest expense has declined slightly in the three and six month periods in 2011 as compared to the same periods in 2010 as we continue to make monthly principal payments on our term loan and the outstanding principal balance is reduced.

Other income (loss), net.  The components of other income (loss), net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2011	2010	2011	2010
Foreign exchange transaction gain (loss)	$-	$(17)	$34	$(43)
Other	-	(45)	-	(41)
	$-	$(62)	$34	$(84)

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax (expense) benefit, net. In the second quarters of 2011 and 2010, we recorded an income tax expense of $0.14 million and an income tax benefit of $0.05 million, respectively. In the six month periods ended June 30, 2011 and 2010, we recorded an income tax benefit of $0.28 million and an income tax expense of $0.11 million, respectively. The variance in income tax benefit (expense) from the expected effective rate is primarily due to the amount of expense associated with our share-based payment arrangements and the amount that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 2011, we had cash and cash equivalents on hand of $4.2 million and working capital of $8.4 million. In the first half of 2011, the Company used approximately $0.7 million in cash for operations. This was primarily caused by an increase in accounts receivable, which resulted from the increase in revenues during the six months ended June 30, 2011. In addition, we spent $0.5 million on equipment primarily used for demonstrations and trade shows and other equipment for storage and backup related to our services business.

Also, during the first half of 2011, we made $0.5 million in contributions to our Pension Plan. We expect to make required quarterly contributions to our Pension Plan of approximately $0.11 million in each of the third and fourth quarters of 2011. Such required quarterly contributions will be adjusted, as necessary, based on annual actuarial valuations of the Pension Plan. The Company’s Pension Plan investments were valued at $4.0 million at June 30, 2011 and $3.6 million at December 31, 2010. The Company’s investment strategy remains the same and we believe that the Plan's investments are more than adequate to meet Plan obligations for the next twelve months.

On March 24, 2011, the Company entered into an amendment to its credit facility, effective March 30, 2011, with a U.S. bank to extend its terms until March 29, 2012. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2011, available borrowings were approximately $1.5 million based on this formula, but no borrowings were outstanding under the revolver. In 2009, the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.3 million remains outstanding at June 30, 2011. This equipment term loan is being repaid in thirty-six equal installments of principal plus interest, and is scheduled to be repaid in full by May 2012. Pursuant to the credit agreement, the Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.5 to 1.0, measured at month-end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal chief financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during our most recent completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. IBC's second amended complaint, which was filed on May 17, 2010, asserts claims for defamation, intentional interference with contractual relationship, intentional interference with prospective business advantage, negligent interference with prospective business advantage, and unfair business practices relating to an email that one of our employees sent to a customer of IBC that expressed the employee's belief that IBC may have ceased operations, which IBC alleges caused it to lose business from that customer and other damages. IBC seeks exemplary damages in an amount up to $30 million, plus punitive damages. On July 27, 2010, the court set a trial date of March 15, 2011, which has been adjourned until September 2011. On April 27, 2011, IBC filed a motion for summary judgment, seeking summary disposition of the causes of action that remain in the case and in May 2011, the Company timely filed an opposition to IBC's motion and made a cross-motion for summary judgment to dismiss the complaint entirely. In June 2011, the Court issued a tentative decision, denying IBC's motion for summary judgment and granting our motion for summary judgment. In August 2011, the parties settled this lawsuit for immaterial consideration. The settlement of this lawsuit did not have a material impact on our business, financial condition, results of operations or liquidity.

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
10.1
2011 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2011 (File No. 001-09014) and incorporated herein by reference).

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Six Months ended June 30, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Six Months ended June 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.**

*filed herewith

**Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise  are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 10, 2011	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2011	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)