Form 10-Q
period 2011-09-30
CHYRON CORP
filed 2011-11-09
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2011

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 2, 2011 was 16,611,026.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2011 (unaudited) and
	December 31, 2010	3

	Consolidated Statements of Operations (unaudited) for the Three
	Months ended September 30, 2011 and 2010	4

	Consolidated Statements of Operations (unaudited) for the Nine
	Months ended September 30, 2011 and 2010	5

	Consolidated Statements of Cash Flows (unaudited) for the Nine
	Months ended September 30, 2011 and 2010	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	21

Item 4.	Controls and Procedures	21

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	21

Item 1A.	Risk Factors	22

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22

Item 3.	Defaults Upon Senior Securities	22

Item 4.	(Removed and Reserved)	22

Item 5.	Other Information	22

Item 6.	Exhibits	23

PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	September 30,	December 31,
Assets	2011	2010
Current assets:
Cash and cash equivalents	$5,222	$5,565
Accounts receivable, net	3,679	4,141
Inventories, net	1,904	2,218
Deferred taxes	2,607	2,869
Prepaid expenses and other current assets	900	775
Total current assets	14,312	15,568

Property and equipment, net	1,742	1,575
Intangible assets, net	684	763
Goodwill	2,066	2,066
Deferred taxes	15,310	17,343
Other assets	95	106
TOTAL ASSETS	$34,209	$37,421

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$2,865	$3,296
Deferred revenue	3,174	2,846
Current portion of pension liability	444	704
Current portion of term loan	217	326
Capital lease obligations	37	34
Total current liabilities	6,737	7,206

Pension liability	1,430	1,519
Deferred revenue	641	642
Term loan	-	136
Other liabilities	327	308
Total liabilities	9,135	9,811

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 16,583,523 at September 30, 2011
and 16,053,945 at December 31, 2010	166	161
Additional paid-in capital	83,095	81,793
Accumulated deficit	(57,702)	(53,857)
Accumulated other comprehensive loss	(485)	(487)
Total shareholders' equity	25,074	27,610
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,209	$37,421

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands, except per share amounts)
(Unaudited)

	2011	2010

Product revenues	$5,361	$5,309
Service revenues	2,109	1,575
Total revenues	7,470	6,884

Cost of sales	2,313	2,124
Gross profit	5,157	4,760

Operating expenses:
Selling, general and administrative	4,270	3,754
Research and development	1,753	1,676

Total operating expenses	6,023	5,430

Operating loss	(866)	(670)

Interest expense	(8)	(14)

Other (expense) income, net	(14)	74

Loss before taxes	(888)	(610)

Income tax (expense) benefit, net	(2,604)	128

Net loss	$(3,492)	$(482)

Net loss per share:
Basic	$(0.21)	$(0.03)
Diluted	$(0.21)	$(0.03)

Weighted average shares outstanding:
Basic	16,558	15,994
Diluted	16,558	15,994

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands, except per share amounts)
(Unaudited)

	2011	2010

Product revenues	$17,825	$16,071
Service revenues	5,655	4,621
Total revenues	23,480	20,692

Cost of sales	7,151	6,284
Gross profit	16,329	14,408

Operating expenses:
Selling, general and administrative	12,827	11,220
Research and development	5,016	4,998

Total operating expenses	17,843	16,218

Operating loss	(1,514)	(1,810)

Interest expense	(29)	(45)

Other income (expense), net	20	(10)

Loss before taxes	(1,523)	(1,865)

Income tax (expense) benefit, net	(2,322)	18

Net loss	$(3,845)	$(1,847)

Net loss per share:
Basic	$(0.23)	$(0.12)
Diluted	$(0.23)	$(0.12)

Weighted average shares outstanding:
Basic	16,404	15,946
Diluted	16,404	15,946

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010
(In thousands)
(Unaudited)

	2011	2010
Cash Flows From Operating Activities
Net loss	$(3,845)	$(1,847)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	719	782
Deferred tax asset allowance	2,724	136
Deferred income tax benefit	(429)	(175)
Inventory provisions	94	140
Share-based compensation expense	753	1,302
Other	188	211
Changes in operating assets and liabilities:
Accounts receivable	462	(1,377)
Inventories	164	(208)
Prepaid expenses and other assets	(119)	296
Accounts payable and accrued expenses	(116)	(64)
Deferred revenue	326	399
Other liabilities	(301)	325
Net cash provided by (used in) operating activities	620	(80)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(807)	(365)
Net cash used in investing activities	(807)	(365)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	113	1
Payments on term loan	(244)	(244)
Payments on capital lease obligations	(25)	(25)
Net cash used in financing activities	(156)	(268)

Change in cash and cash equivalents	(343)	(713)
Cash and cash equivalents at beginning of period	5,565	5,238
Cash and cash equivalents at end of period	$5,222	$4,525

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

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2011 and the consolidated results of its operations and its cash flows for the periods ended September 30, 2011 and 2010. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2011. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010. The December 31, 2010 figures included herein were derived from such audited consolidated financial statements.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued amended guidance on fair value measurement and related disclosures. The new guidance clarified the concepts applicable for fair value measurement of non-financial assets and requires the disclosure of quantitative information about the unobservable inputs used in a fair value measurement. This guidance will be effective for reporting periods beginning after December 15, 2011, and will be applied prospectively. We do not anticipate that the adoption of this amended guidance will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued amended guidance on the presentation of comprehensive income. The amended guidance eliminates one of the presentation options provided by current U.S. GAAP, that is to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. In addition, it gives an entity the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. This guidance will be effective for reporting periods beginning after December 15, 2011 and will be applied retrospectively. The adoption of this guidance will not have a material impact on our consolidated financial statements.

In September 2011, the FASB issued an accounting standard update that amends the accounting guidance on goodwill impairment testing. The amendments are intended to reduce complexity and costs by allowing an entity the option to make a qualitative evaluation about the likelihood of goodwill impairment to determine whether it should calculate the fair value of a reporting unit. The amendments also improve previous guidance by expanding upon the examples of events and circumstances that an entity should consider between annual impairment tests in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. The amendments in this accounting standard update are effective for interim and annual goodwill impairment tests performed for fiscal years beginning after

December 15, 2011. We do not anticipate that the adoption of this accounting standard update will have a material impact on our consolidated financial statements.

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
Weighted average shares
which are not included
in the calculation of diluted
earnings (loss) per share
because their impact is
anti-dilutive:
Stock options	2,098	3,345	2,170	3,324
Restricted stock units	1,968	2,073	1,854	1,121

2.           LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), we may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At September 30, 2011, there were approximately 0.8 million shares available to be granted under the Plan. We issue new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic for Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and vest over a period of 3 years. The fair values of the options granted during the periods ended September 30, 2011 and 2010, were estimated based on the following weighted average assumptions:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Expected volatility	70.72%	73.24%	71.11%	75.52%
Risk-free interest rate	1.42%	1.64%	1.79%	1.95%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	6.0	5.3	6.0	5.6
Estimated fair value per
option granted	$1.32	$1.71	$1.34	$1.14

The following table presents a summary of the Company's stock option activity for the nine months ended September 30, 2011:

Number of
Options
Outstanding at January 1, 2011	3,411,573
Granted	88,000
Exercised	(157,921)
Forfeited and cancelled	(224,320)
Outstanding at September 30, 2011	3,117,332

The Company also grants restricted stock units, or RSUs, which have either time or performance-based vesting features. RSUs are equity awards that are granted to individuals entitling the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. Time-based RSUs typically vest over a one to three year period, while performance-based RSUs vest based upon the achievement of specific performance targets. All RSUs are required to be settled in shares upon vesting. In the nine months ended September 30, 2011 and 2010, we recorded an expense of $376 thousand and $309 thousand, respectively, relating to RSUs. Included in the total outstanding RSUs as of September 30, 2011 are 1,567,500 RSUs that were awarded under the Company's Key Management Medium-Term Incentive Program that provides for the award of up to 1,750,000 RSUs if certain financial performance conditions are achieved in 2012, or if not in 2012, then in 2013. As of September 30, 2011, no expense was recorded in 2010 or 2011 for this program. If in the future it is probable that these awards will be earned, we will commence recording an expense for them.

The following table presents a summary of the Company's RSU activity for the nine months ended September 30, 2011:

Shares
Nonvested at January 1, 2011	1,869,991
Granted	697,262
Vested and settled in shares	(221,830)
Forfeited and cancelled	(283,143)
Nonvested at September 30, 2011	2,062,280

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

The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Cost of sales	$24	$40	$76	$120
Research and development	84	130	270	407
Selling, general and administrative	127	185	407	775
	$235	$355	$753	$1,302

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	September 30,	December 31,
	2011	2010
Finished goods	$374	$312
Work-in-progress	281	259
Raw material	1,249	1,647
	$1,904	$2,218

4.           CREDIT FACILITY

On March 24, 2011, the Company entered into an amendment to its credit facility, effective March 30, 2011, with a U.S. bank which extends its term until March 29, 2012. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver") with an advance rate of up to 80% of eligible accounts receivable. At September 30, 2011, available borrowings were approximately $1.5 million based on this formula, and no borrowings were outstanding. The revolver will bear interest at Prime +1.75%.

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

In 2009, the Company borrowed to finance capital equipment under the then existing credit facility which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. The balance outstanding at September 30, 2011 is $217 thousand. Interest expense related to the term loan was $15 thousand and $30 thousand for the nine months ended September 30, 2011 and 2010, respectively. Interest expense was $4 thousand and $9 thousand for the three months ended September 30, 2011 and 2010, respectively.

5.           BENEFIT PLANS

The net periodic benefit cost relating to the Company's Pension Plan is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Service cost	$108	$51	$300	$253
Interest cost	86	88	248	252
Expected return on plan assets	(80)	(97)	(220)	(225)
Amortization of prior service cost	(7)	(52)	(19)	(20)
Amortization of prior loss	20	12	30	-
	$127	$2	$339	$260

Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, the Company may choose to make a discretionary contribution to the Pension Plan to reduce the unfunded liability. In the first quarter of 2011 we made an additional contribution of $0.36 million in order to exceed an 80% funding level as measured at January 1, 2011. In the second quarter of 2011 we made a required quarterly contribution of $0.11 million and in the third quarter of 2011 we made required contributions of $0.22 million. No additional contribution is expected for the remainder of 2011. However, we anticipate that additional contributions will be required in 2012 of approximately $0.1 million per quarter.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Balance at beginning of period	$50	$50	$50	$50
Provisions	7	26	63	30
Warranty services provided, net	(7)	(26)	(63)	(30)
	$50	$50	$50	$50

7.           SHAREHOLDERS' EQUITY

Components and activity related to accumulated other comprehensive loss is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustments	Costs	Loss
January 1, 2011	$(25)	$(462)	$(487)
Change for period	9	-	9
March 31, 2011	(16)	(462)	(478)
Change for period	-	-	-
June 30, 2011	(16)	(462)	(478)
Change for period	(7)	-	(7)
September 30, 2011	$(23)	$(462)	$(485)

During the nine months ended September 30, 2011, we issued 91 thousand shares of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $197 thousand.

8.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	September 30,	December 31,
	2011	2010
Deferred tax assets:
Net operating loss carryforwards	$16,920	$17,027
Temporary differences	4,461	4,074
	21,381	21,101
Deferred tax valuation allowance	3,464	889
	$17,917	$20,212

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of share-based awards in the accompanying consolidated financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits associated with these awards was approximately $0.67 million at September 30, 2011, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the provision for income tax (expense) benefit for the periods ended September 30, are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Current:
State and foreign	$(9)	$(1)	$(26)	$(21)

Deferred:
State	6	14	19	10
Federal	123	251	409	165
	129	265	428	175
Valuation allowance	(2,724)	(136)	(2,724)	(136)
Income tax (expense) benefit	$(2,604)	$128	$(2,322)	$18

At September 30, 2011, we had U.S. federal net operating loss carryforwards ("NOLs") of approximately $49 million expiring between the years 2012 through 2030. Based on management's current estimate of book income and the uncertainty of the timing of future taxable income, it was determined that it is more likely than not that the Company will not be able to generate enough taxable income in the respective carry forward periods to realize all of its NOLs. Consequently, in the third quarter of 2011, we recorded a $2.7 million valuation allowance related to the portion of NOLs that may not be realized.

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

9.           CONTINGENCIES

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. In August 2011, after various motions and proceedings before the court, Chyron settled this lawsuit for de minimis consideration. The settlement of this lawsuit did not have a material impact on our business, financial condition, results of operations or liquidity.

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

10.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

The details of the Company's geographic sales are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
United States	$6,106	$5,080	$17,670	$15,448
Europe	660	1,000	2,978	3,216
Rest of world	704	804	2,832	2,028
	$7,470	$6,884	$23,480	$20,692

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

We currently depend on one supplier for a surface-mount component that is used in substantially all of our hardware products. This component is manufactured by our supplier at a facility in Thailand which has experienced extensive flooding in recent months. As a result, they have not been able to supply our demand for the surface-mount component. Our supplier is working on options to meet our production needs by seeking alternate sources of supply and shifting production to other facilities. We have been advised by our supplier that deliveries are expected to begin in December 2011, although no assurances can be provided as to the timing or quantity of such deliveries. Based on our current assessment of the situation, we believe we have enough inventory on hand to fulfill approximately two thirds of our production requirements for the fourth quarter of 2011, although no assurances can be provided.

We are in contact with our supplier and we continue to evaluate the situation. Although the delay in receipt of this component did not have any impact on the results of operations for the period ending September 30, 2011, it could adversely affect our operating results in the fourth quarter of 2011, as well as future periods, until the supply situation is remedied. Because the situation in Thailand is still evolving, uncertainty remains regarding the ultimate impact of this event on us. If we fail to satisfy our manufacturing requirements, then our business, financial condition and results of operations could be materially harmed.

Results of Operations for the Three and Nine Months Ended September 30, 2011 and 2010

Net Sales. Revenues for the quarter ended September 30, 2011 were $7.5 million, an increase of $0.6 million, or 9% from the $6.9 million reported for the quarter ended September 30, 2010. Revenues derived from U.S. customers were $6.1 million in the quarter ended September 30, 2011 as compared to $5.1 million in the quarter ended September 30, 2010. Revenues derived from international customers were $1.4 million and $1.8 million in the quarters ended September 30, 2011 and 2010, respectively.

Revenues for the nine months ended September 30, 2011, were $23.5 million, an increase of $2.8 million, or 13% from the $20.7 million reported for the nine months ended September 30, 2010. Revenues derived from U.S. customers were $17.7 million in the nine months ended September 30, 2011 as compared to $15.4 million in the nine months ended September 30, 2010. Revenues derived from international customers in the nine months ended September 30, 2011 and 2010 were $5.8 million and $5.3 million, respectively.

Revenues, by type, for the three and nine month periods are as follows (in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
		% of		% of		% of		% of
	2011	Total	2010	Total	2011	Total	2010	Total
Product	$5,361	72%	$5,309	77%	$17,825	76%	$16,071	78%
Services	2,109	28%	1,575	23%	5,655	24%	4,621	22%
	$7,470		$6,884		$23,480		$20,692

In the U.S., many TV networks and station groups realized increases in political advertising revenues and automotive advertising revenues that enabled them to procure products, resulting in increased demand for our product and services offerings in 2011.

Our services revenues have increased in both total dollars and as a percentage of total revenues in all periods presented in the table above due to an increase in the sale of software and hardware maintenance contracts for our broadcast graphics products as well as new revenues generated from the sale of our AXIS online graphics creation platform (“AXIS”). We believe that AXIS provides a variable cost business model that is an appealing alternative to our broadcast customers' current up-front fixed cost business model for graphics creation.

Gross Profit. Gross margins for each of the quarters ended September 30, 2011 and 2010 was 69%. Gross margins for each of the nine month periods ended September 30, 2011 and 2010 was 70%. Overall, we have been able to obtain reasonable pricing for our materials and have favorably managed our overhead costs to achieve a consistent cost structure.

Selling, General and Administrative Expenses. Selling, general and administrative ("SG&A") expenses were $4.3 million in the quarter ended September 30, 2011 compared to $3.8 million in the quarter ended September 30, 2010. The increase in spending is primarily due to additional compensation and related direct costs of increasing our senior sales, marketing and support staff.

SG&A in the nine months ended September 30, 2011 and 2010 were $12.8 million and $11.2 million, respectively. The increase in spending is also primarily due to additional compensation and related direct costs of increasing our senior sales, marketing and support staff.

Research and Development Expenses. Research and development ("R&D") expenses increased $0.1 million in the third quarter of 2011 to $1.8 million as compared to $1.7 million in the third quarter of 2010. The increase is due to additional engineering staff to support the development process. R&D in the nine month period ended September 30, 2011 remained consistent to the nine month period ended September 30, 2010.

Interest expense. Interest expense declined slightly in the three and nine month periods ended September 30, 2011, as compared to the comparable periods in 2010, as we continue to make monthly principal payments on our term loan and the outstanding balance is reduced.

Other (expense) income, net.  The components of other (expense) income, net are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2011	2010	2011	2010
Foreign exchange transaction gain (loss)	$(14)	$74	$22	$31
Other	-	-	(2)	(41)
	$(14)	$74	$20	$(10)

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax (expense) benefit, net. In the third quarter of 2011, we recorded an income tax expense of $2.6 million compared to a benefit in the third quarter of 2010 of $0.1 million. In the nine month period ended September 30, 2011 and 2010, we recorded an income tax expense of $2.3 million and an income tax benefit of $18 thousand, respectively. The primary reason for the increase in income tax expense in all such periods relates to the increase in our valuation allowance for deferred tax assets. In the quarter ended September 30, 2011, it was determined, based on management's current estimate of book income and the uncertainty of the timing of future taxable income, that it was more likely than not that we would not realize a portion of our net operating loss carryforwards and, therefore, we recorded a charge of $2.7 million.

Liquidity and Capital Resources

At September 30, 2011, we had cash and cash equivalents on hand of $5.2 million and working capital of $7.6 million. In the first nine months of 2011, the Company generated approximately $0.6 million in cash from operations. This was primarily caused by decreases in inventory and accounts receivable, resulting from higher customer collections. In addition, we spent $0.8 million on equipment primarily used for demonstrations and trade shows and other equipment for storage and backup related to our services business.

Also, during the first nine months of 2011, we made $0.7 million in contributions to our Pension Plan. We do not expect to make any more quarterly contributions for the remainder of 2011. However, we anticipate that additional contributions will be required in 2012 of approximately $0.1 million per quarter. The Company’s Pension Plan investments were valued at $3.9 million at September 30, 2011 and $3.6 million at December 31, 2010. The Company’s investment strategy remains the same and we believe that the Plan's investments are more than adequate to meet Plan obligations for the next twelve months.

On March 24, 2011, the Company entered into an amendment to its credit facility, effective March 30, 2011, with a U.S. bank to extend its terms until March 29, 2012. The credit facility continues to provide for a $1.5 million revolving line of credit ("revolver"), with an advance rate of up to 80% of eligible accounts receivable. At September 30, 2011, available borrowings were approximately $1.5 million based on this formula, but no borrowings were outstanding under the revolver. In 2009, the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.2 million remains outstanding at September 30, 2011. This equipment term loan is being repaid in thirty-six equal installments of principal plus interest, and is scheduled to be repaid in full by May 2012. Pursuant to the credit agreement, the Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.5 to 1.0, measured at month-end, and minimum tangible net worth of $22 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

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

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

On December 1, 2009, one of our customers, International Broadcast Consultants, Inc., or IBC, filed a lawsuit against us in the Superior Court of the State of California for the County of Los Angeles, which was subsequently removed to the United States District Court for the Central District of California on January 4, 2010. In August 2011, after various motions and proceedings before the court, Chyron settled this lawsuit for de minimis consideration. The settlement of this lawsuit did not have a material impact on our business, financial condition, results of operations or liquidity.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of September 30, 2011 and December 31, 2010, (b) our Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2011 and 2010, (c) our Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2011 and 2010 and (d) the Notes to such Consolidated Financial Statements.**

*filed herewith

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

CHYRON CORPORATION
(Registrant)

November 9, 2011	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

November 9, 2011	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and Sr. Vice President