Form 10-Q
period 2012-03-31
CHYRON CORP
filed 2012-05-09
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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
(631) 845-2000
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
      Yes [X]     No [  ]

Indicate by checkmark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).         [X] Yes        [  ] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (do not check if a smaller reporting company)	Smaller reporting company [x]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes [  ]     No [x]

The number of shares outstanding of the issuer’s common stock, par value $.01 per share, on May 1, 2012 was 16,872,617.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2012 (unaudited)
	and December 31, 2011	3
	Consolidated Statements of Operations (unaudited) for the Three
	Months ended March 31, 2012 and 2011	4
	Consolidated Statements of Comprehensive Loss (unaudited)
	for the Three Months ended March 31, 2012 and 2011	5
	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2012 and 2011	6
	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition
	and Results of Operations	14

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 4.	Controls and Procedures	20

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	20

Item 1A.	Risk Factors	20

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20

Item 3.	Defaults Upon Senior Securities	20

Item 4.	Mine Safety Disclosures	20

Item 5.	Other Information	20

Item 6.	Exhibits	21

PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	March 31,	December 31,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$2,735	$4,216
Accounts receivable, net	5,378	5,727
Inventories, net	2,124	2,132
Deferred taxes	2,463	2,508
Prepaid expenses and other current assets	835	792
Total current assets	13,535	15,375

Property and equipment, net	1,512	1,620
Intangible assets, net	633	658
Goodwill	2,066	2,066
Deferred taxes	16,171	15,994
Other assets	97	93
TOTAL ASSETS	$34,014	$35,806

Liabilities and Shareholders’ Equity
Current liabilities:
Accounts payable and accrued expenses	$3,016	$3,847
Deferred revenue	3,138	3,203
Current portion of pension liability	528	783
Current portion of term loan	54	135
Capital lease obligations	38	38
Total current liabilities	6,774	8,006

Pension liability	2,589	2,664
Deferred revenue	886	765
Other liabilities	334	329
Total liabilities	10,583	11,764

Commitments and contingencies

Shareholders’ equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding – 16,846,062 at March 31, 2012
and 16,639,704 at December 31, 2011	168	166
Additional paid-in capital	83,735	83,407
Accumulated deficit	(59,054)	(58,103)
Accumulated other comprehensive loss	(1,418)	(1,428)
Total shareholders’ equity	23,431	24,042
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,014	$35,806

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands, except per share amounts)

(Unaudited)

	2012	2011

Product revenues	$5,802	$5,035
Service revenues	2,075	1,545
Total revenues	7,877	6,580

Cost of sales	2,335	1,972
Gross profit	5,542	4,608

Operating expenses:
Selling, general and administrative	4,685	3,874
Research and development	1,931	1,619

Total operating expenses	6,616	5,493

Operating loss	(1,074)	(885)

Interest expense	(5)	(12)

Other income, net	7	34

Loss before taxes	(1,072)	(863)

Income tax benefit	121	426

Net loss	$(951)	$(437)

Net loss per share - basic and diluted	$(0.06)	$(0.03)

Weighted average shares outstanding:
Basic	16,807	16,212
Diluted	16,807	16,212

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)

(Unaudited)

	2012	2011

Net loss	$(951)	$(437)

Other comprehensive income, net of tax:
Foreign currency translation adjustment	10	9

Comprehensive loss	$(941)	$(428)

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2012 AND 2011
(In thousands)
(Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(951)	$(437)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	211	210
Deferred income tax benefit	(133)	(434)
Inventory provisions	10	54
Share-based payment arrangements	304	241
Shares issued for 401(k) match	78	67
Other	33	26
Changes in operating assets and liabilities:
Accounts receivable	349	(413)
Inventories	(2)	(203)
Prepaid expenses and other assets	(48)	(394)
Accounts payable and accrued expenses	(903)	(191)
Deferred revenue	56	79
Other liabilities	(316)	(231)
Net cash used in operating activities	(1,312)	(1,626)

CASH FLOWS FROM INVESTING ACTIVITIES
Acquisitions of property and equipment	(79)	(61)
Net cash used in investing activities	(79)	(61)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from exercise of stock options	-	61
Payments on capital lease obligations	(9)	(8)
Payments on term loan	(81)	(81)
Net cash used in financing activities	(90)	(28)

Change in cash and cash equivalents	(1,481)	(1,715)
Cash and cash equivalents at beginning of period	4,216	5,565
Cash and cash equivalents at end of period	$2,735	$3,850

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Nature of Business

Chyron provides sophisticated graphics offerings that include Chyron’s Axis World Graphics (“Axis”) online content creation software and order management system, on-air graphics systems, clip servers, channel branding and telestration systems, and graphic asset management solutions. As a pioneer of Graphics as a Service for digital video media, Chyron addresses the world of digital and broadcast graphics with web, mobile, HD, 3D and newsroom integration solutions.

General

The consolidated financial statements include the accounts of the Company and our wholly-owned subsidiary. All significant intercompany amounts have been eliminated.

In the opinion of management of Chyron Corporation (the “Company” or “Chyron”), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2012 and the consolidated results of its operations and its cash flows for the periods ended March 31, 2012 and 2011. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 figures included herein were derived from such audited consolidated financial statements.

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

	Three Months Ended
	March 31,
	2012	2011
Weighted average shares which are not included in the
calculation of diluted earnings (loss) per share because their impact is anti-dilutive:
Stock options	3,174	3,371
Restricted stock units	556	430
	3,730	3,801

2.           LONG TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the “Plan”), we may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At March 31, 2012 there were 1.1 million shares available to be granted under the Plan. We issue new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic for Stock Compensation all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time- or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. Included in awards granted during the quarter ended March 31, 2012 are one million options that will vest upon the achievement of certain financial conditions in 2013 or will expire if the performance criteria are not met. No expense was recognized for these awards. If in the future it is probable that these awards will be earned, we will commence recording an expense for them. The fair values of the options granted during the quarters ended March 31, 2012 and 2011, were estimated based on the following weighted average assumptions:

	Three Months Ended
	March 31,
	2012	2011
Expected volatility	69.82%	72.23%
Risk-free interest rate	1.48%	2.37%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Estimated fair value per option granted	$1.01	$1.36

The following table presents a summary of the Company’s stock option activity for the three months ended March 31, 2012:

Number of
Options
Outstanding at January 1, 2012	3,224,879
Granted	1,011,750
Forfeited and cancelled	(83,848)
Outstanding at March 31, 2012	4,152,781

The Company also had granted restricted stock units, or RSUs, that entitle the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. All RSUs that are currently outstanding have time-based vesting features over a one to three year period.

The following table presents a summary of the Company’s RSUs for the three months ended March 31, 2012:

Shares
Nonvested at January 1, 2012	528,443
Granted	152,328
Vested	(126,097)
Forfeited and cancelled	(394)
Nonvested at March 31, 2012	554,280

In addition, the Company also has a 2012 Management Incentive Compensation Plan (“the 2012 Incentive Plan”) that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service conditions in fiscal 2012. During the three months ended March 31, 2012, we recorded approximately $73 thousand associated with the equity portion of these awards.

We amortize share-based compensation expense over the vesting period on a straight line basis. The impact on our results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Cost of sales	$19	$24
Research and development	96	86
Selling, general and administrative	189	131
	$304	$241

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	March 31,	December 31,
	2012	2011
Finished goods	$262	$653
Work-in-progress	313	170
Raw material	1,549	1,309
	$2,124	$2,132

4.           CREDIT FACILITY

The Company has a credit facility with a U.S. bank which expires on December 29, 2012. The credit facility provides for a $1.5 million revolving line of credit (“revolver”) with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2012 available borrowings were approximately $1.5 million based on this formula and no borrowings were outstanding. The revolver under the credit facility bears interest at Prime +1.75%.

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

In 2009, the Company borrowed to finance capital equipment under the then existing credit facility which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. Interest expense related to the term loan was $1 thousand and $6 thousand for the quarter ended March 31, 2012 and 2011, respectively. At March 31, 2012, $0.05 million remained outstanding and this term loan is scheduled to be paid in full in May 2012.

5.           BENEFIT PLANS

The net periodic benefit cost for the three months ended March 31 is as follows (in thousands):
	2012	2011
Service cost	$130	$96
Interest cost	88	81
Expected return on plan assets	(87)	(70)
Amortization of net loss	41	5
Amortization of prior service cost	(2)	(6)
	$170	$106

Our policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, the Company may choose to make a discretionary contribution to our pension plan to reduce the unfunded liability. In the first quarter of 2012 we made an additional contribution of $0.39 million in order to exceed an 80% funding level as measured at January 1, 2012. Also in the first quarter of 2012 we made required contributions of $0.1 million and based on current assumptions, we expect to make required quarterly contributions of $0.13 million for each of the next four quarters.

We have adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. We may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the three months ended March 31, 2012, we issued 64 thousand shares of common stock in connection with the Company match for our 401(k) Plan in lieu of an aggregate cash match of $78 thousand.

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

	Three Months Ended
	March 31,
	2012	2011
Balance at beginning of period	$50	$50
Provisions	34	56
Warranty services provided	(34)	(56)
	$50	$50

7.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	March 31,	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$16,960	$16,728
Inventory	1,739	1,736
Other liabilities	2,284	2,229
Fixed assets	457	452
Other temporary differences	462	625
	21,902	21,770
Deferred tax valuation allowance	3,268	3,268
	$18,634	$18,502

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of share-based awards in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits at March 31, 2012 was approximately $0.9 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

The components of the income tax benefit for the quarters ended March 31 are as follows (in thousands):

	2012	2011
Current:
State and foreign	$(12)	$(8)

Deferred:
State	9	19
Federal	124	415
	133	434
Income tax benefit	$121	$426

The difference between our effective income tax rate and the federal statutory rate is primarily due to the amount of expense associated with our share-based payment arrangements and the portion thereof that will give rise to tax deductions.

At March 31, 2012, we had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $49.2 million expiring between the years 2012 through 2030. Approximately $7.5 million of the NOLs are set to expire in 2012 if not utilized. The remaining amount of NOLs of $41.7 million are not scheduled to expire until 2018 and beyond. Based on management’s current estimate of book income and the uncertainty of the timing of future taxable income, it was determined that it is more likely than not that the Company will not be able to generate enough taxable income in the respective carry forward periods to realize all of its NOLs. Consequently, in the third quarter of 2011, we recorded a $2.7 million valuation allowance related to the $7.5 million of the NOLs that are set to expire in 2012, based on our expectation that they may not be realized. While we believe our estimates and assumptions are reasonable, if we do not generate enough taxable income to fully realize the balance of net operating loss carryforwards, additional valuation allowances or tax provisions may be required.

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

8.           CONTINGENCIES

We are subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of our outstanding legal matter cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on our results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon our financial condition and results of operations.

9.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

Revenues by geography are based on the country in which the end user customer resides and are detailed as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
North America	$5,672	$4,935
Europe, Middle East and Africa (EMEA)	1,001	1,187
Latin America	772	351
Asia	432	107
	$7,877	$6,580

Item 2.              MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements relating to (i) our ability to deliver revenue growth over the medium term as our business model evolves and (ii) our ability to provide workflow solutions for our customers that will bring cost advantages over traditional processes. We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including, but not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified scientific, technical and business personnel; our ability to expand our Axis online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our Axis online graphics services, workflow and asset management solutions; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; competitors with significantly greater financial resources; new product and service introductions by competitors; challenges associated with expansion into new markets; and other factors set forth in Part I, Item 1A, entitled “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2011. Those factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, “Chyron,” the “Company,” “we,” “us,” and “our” refer to Chyron Corporation.

Overview

We currently exist in a worldwide TV market that continues to be persistently price competitive, and where customer demand for purchases of new graphics systems, products and services remained subdued. While our customers are experiencing some degree of recovery in their advertising revenues, they continue to emphasize cost containment and this is reflected in their capital spending. In the first quarter of 2012, however, we are experiencing some recovery in demand for our systems and services offerings.

The overall economic recovery is still tenuous, and our professional media customers continue to be challenged. They are in the process of transforming their businesses to address new opportunities and threats. To help our customers transition their business models we have developed workflow solutions for them that we believe will bring cost advantages over traditional processes. These solutions are designed to help our media clients do more with less.

By leveraging our Cloud-based technologies to deliver low-cost, scalable, collaborative applications and services, we aim to help our customers transform their high fixed-cost business models to lower, variable and more flexible cost models. We have no intention of diminishing our products business, rather, we are finding that adoption of our services offerings results in new product and systems sales and vice versa.

As Chyron’s business model continues to evolve with an increased emphasis on services that complement our products as part of an overall enterprise-wide solution for our customers, we continue to emphasize our consultative and key-account oriented approach to selling. This approach represents an important building block in driving our transition forward. It represents an important move towards building sustainable competitive advantage and we believe it positions Chyron to expand its market share. With the new worldwide sales structure and new sales leadership now in place, we will seek to deliver revenue growth over the medium term.

Comparison of the Three Months Ended March 31, 2012 and 2011

Net Sales. Total revenues for the quarter ended March 31, 2012 were $7.9 million, an increase of $1.3 million, or 20%, from the $6.6 million reported for the quarter ended March 31, 2011.

Revenues, by type, are as follows (in thousands):

		% of		% of
	2012	Total	2011	Total
Product	$5,802	74%	$5,035	77%
Services	2,075	26%	1,545	23%
	$7,877		$6,580

In the first quarter of 2012 we experienced increased demand for our products from purchases of systems for professional and collegiate stadiums and arenas. We also experienced an increase in demand for our products from large broadcast groups, including those in Central and South America.

Our services revenues have increased in both total dollars and as a percentage of total revenues. This growth is due to an increase in the sale of software and hardware maintenance contracts for our broadcast graphics products as well as new revenues generated from the sale of Axis, training and other professional services as a complement to our products business.

Gross Profit.  Gross margins for the quarters ended March 31, 2012 and 2011 were 70%. Overall, we have been able to obtain reasonable pricing for our materials and have favorably managed our overhead costs to achieve a consistent cost structure.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A”) expenses increased $0.8 million in the first quarter of 2012 to $4.7 million as compared to $3.9 million in the first quarter of 2011.

	2012	2011
Sales and marketing	$3,526	$2,682
General and administrative	1,159	1,192
	$4,685	$3,874

The increase in spending is primarily from sales and marketing expenses due to additional compensation and related direct costs of increasing our senior sales, marketing and support staff. As planned, the Company made strategic hires in key sales positions and expanded our sales and marketing efforts overseas. In addition, key positions were filled in professional services as we increase our emphasis on services that complement our products business. General and administrative expenses in the first quarter of 2012 were consistent with the first quarter of 2011. We expect that sales and marketing expenses will continue to increase, in comparison to prior year periods, as we realize the full year 2012 impact associated with the hiring of key positions during the course of 2011.

Research and Development Expenses. Research and development (“R&D”) expenses increased $0.3 million in the first quarter of 2012 to $1.9 million as compared to $1.6 million in the first quarter of 2011. The majority of the increase in R&D spending has been focused on integrating Axis with our graphics products and systems and future product introductions. We expect that R&D spending will continue at approximately this same level for the remainder of 2012.

Interest expense. Interest expense declined slightly in the three month period ended March 31, 2012, as compared to the comparable period in 2011, as we continue to make monthly principal payments on our term loan and the outstanding principal balance is reduced. Final payment on this borrowing is scheduled for May 2012.

Other income, net.  The components of other income, net are as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Foreign exchange transaction gain	$7	$35
Other	-	(1)
	$7	$34

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax benefit. In the first quarter of 2012 and 2011, we recorded an income tax benefit of $0.1 million and $0.4 million, respectively. The difference between our effective income tax rate and the federal statutory rate is primarily due to the amount of expense associated with our share-based payment arrangements and the portion thereof that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At March 31, 2012, we had cash and cash equivalents on hand of $2.7 million and working capital of $6.8 million. In the first quarter of 2012 the Company used approximately $1.3 million in cash for operations. This was primarily caused by the net loss and the cash used to settle accounts payable that were higher than normal at year end, due to the late receipt of certain inventory components.

Also, during the three month period ended March 31, 2012, we made contributions to our pension plan totaling $0.5 million, including a $0.39 million contribution in order to exceed an 80% funding level as measured at January 1, 2012. Based on current assumptions, we expect to make quarterly contributions to our pension plan of $0.13 million in each of the next four quarters as required under ERISA. The Company’s pension plan investments were valued at $4.9 million and $4.1 million at March 31, 2012 and December 31, 2011, respectively. The Company’s investment strategy remains the same and we believe that the pension plan’s investments are more than adequate to meet pension plan obligations for the next twelve months.

During the remainder of 2012, we plan to expend approximately $0.8 million for another co-location for our Axis servers for storage and back up related to our services business that will be funded from operations or additional borrowings.

The Company has a credit facility with a U.S. bank which expires December 29, 2012. The credit facility provides for a $1.5 million revolving line of credit (“revolver”), with an advance rate of up to 80% of eligible accounts receivable. At March 31, 2012 available borrowings were approximately $1.5 million based on this formula but no borrowings were outstanding under the revolver. In 2009, the Company borrowed $0.98 million to finance capital equipment under the then existing credit facility, of which $0.05 million remains outstanding at March 31, 2012 and is scheduled to be repaid in full by May 2012. Pursuant to the credit agreement, the Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.2 to 1.0, measured at month-end, and minimum tangible net worth of $18.5 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank’s consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in the Company’s internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during the most recent quarter of the Company that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

ITEM 1A.  RISK FACTORS

As a smaller reporting company, we are not required to provide information required by this item.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                 PROCEEDS

None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                MINE SAFETY DISCLOSURES

None.

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
101*
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of March 31, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three Months ended March 31, 2012 and 2011, (c) our Consolidated Statements of Comprehensive Loss for the Three Months ended March 31, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Three Months ended March 31, 2012 and 2011, and (e) the Notes to such Consolidated Financial Statements.***

*filed herewith.

***Pursuant to Rule 406T of Regulation S-T, the Interactive Data Files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 9, 2012	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

May 9, 2012	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer