Form 10-Q
period 2012-06-30
CHYRON CORP
filed 2012-08-10
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 7, 2012 was 17,013,858.

CHYRON CORPORATION

PART I   FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited June 30, 2012	December 31, 2011
Assets
Current assets:
Cash and cash equivalents	$2,756	$4,216
Accounts receivable, net	5,629	5,727
Inventories, net	2,021	2,132
Deferred taxes	2,590	2,508
Prepaid expenses and other current assets	862	792
Total current assets	13,858	15,375

Property and equipment, net	1,552	1,620
Intangible assets, net	608	658
Goodwill	2,066	2,066
Deferred taxes	16,532	15,994
Other assets	122	93
TOTAL ASSETS	$34,738	$35,806

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,819	$3,847
Deferred revenue	3,313	3,203
Current portion of pension liability	515	783
Current portion of term loan	-	135
Capital lease obligations	33	38
Total current liabilities	7,680	8,006

Pension liability	2,641	2,664
Deferred revenue	1,002	765
Other liabilities	341	329
Total liabilities	11,664	11,764

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01 Authorized - 150,000,000 shares Issued and outstanding - 16,974,506 at June 30, 2012 and 16,639,704 at December 31, 2011	169	166
Additional paid-in capital	84,014	83,407
Accumulated deficit	(59,684)	(58,103)
Accumulated other comprehensive loss	(1,425)	(1,428)
Total shareholders' equity	23,074	24,042
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,738	$35,806

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Product revenues	$5,771	$7,429	$11,573	$12,464
Service revenues	1,913	2,001	3,988	3,546
Total revenues	7,684	9,430	15,561	16,010

Cost of sales	2,365	2,866	4,700	4,838
Gross profit	5,319	6,564	10,861	11,172

Operating expenses:
Selling, general and administrative	4,479	4,683	9,164	8,557
Research and development	1,929	1,644	3,860	3,263

Total operating expenses	6,408	6,327	13,024	11,820

Operating (loss) income	(1,089)	237	(2,163)	(648)

Interest expense	(4)	(9)	(9)	(21)

Other (loss) income, net	(13)	-	(6)	34

(Loss) income before taxes	(1,106)	228	(2,178)	(635)

Income tax benefit (expense), net	476	(144)	597	282

Net (loss) income	$(630)	$84	$(1,581)	$(353)

Net (loss) income per share - basic	$(0.04)	$0.01	$(0.09)	$(0.02)

Net (loss) income per share - diluted	$(0.04)	$0.00	$(0.09)	$(0.02)

Weighted average shares outstanding:
Basic	16,898	16,437	16,852	16,325
Diluted	16,898	16,929	16,852	16,325

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Net (loss) income	$(630)	$84	$(1,581)	$(353)

Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(7)	-	3	9

Comprehensive income (loss)	$(637)	$84	$(1,578)	$(344)

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash Flows from Operating Activities
Net loss	$(1,581)	$(353)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	441	452
Deferred income tax benefit	(620)	(299)
Inventory provisions	10	144
Share-based payment arrangements	479	518
Shares issued for 401(k) match	153	129
Other	(19)	16
Changes in operating assets and liabilities:
Accounts receivable	98	(1,637)
Inventories	101	348
Prepaid expenses and other assets	(99)	(358)
Accounts payable and accrued expenses	(28)	549
Deferred revenue	347	(25)
Pension liability	(291)	(254)
Other liabilities	26	34
Net cash used in operating activities	(983)	(736)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(323)	(539)
Net cash used in investing activities	(323)	(539)

Cash Flows from Financing Activities
Proceeds from exercise of stock options	-	89
Payments on capital lease obligations	(19)	(16)
Payments on term loan	(135)	(162)
Net cash used in financing activities	(154)	(89)

Change in cash and cash equivalents	(1,460)	(1,364)
Cash and cash equivalents at beginning of period	4,216	5,565
Cash and cash equivalents at end of period	$2,756	$4,201

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             BASIS OF PRESENTATION

Nature of Business

Chyron provides sophisticated graphics offerings that include Chyron's Axis World Graphics (“Axis”) online content creation software and order management system, on-air graphics systems, clip servers, channel branding and telestration systems, and graphic asset management solutions. As a pioneer of Graphics as a Service for digital video media, Chyron addresses the world of digital and broadcast graphics with web, mobile, HD, 3D and newsroom integration solutions.

General

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated.

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2012 and the consolidated results of its operations, its comprehensive income (loss) and its cash flows for the periods ended June 30, 2012 and 2011. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 figures included herein were derived from such audited consolidated financial statements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Weighted average shares which are not included in the calculation of diluted earnings (loss) per share because their impact is anti-dilutive:
Stock options	3,286	391	3,230	1,881
Restricted stock units	489	111	523	271
	3,775	502	3,753	2,152

2.             LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the “Plan”), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At June 30, 2012 there were 0.7 million shares available to be granted under the Plan. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic for Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company’s stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. Included in awards granted during the six months ended June 30, 2012 are one million options that will vest upon the achievement of certain financial conditions in 2013 or will expire if the performance criteria are not met. No expense was recognized for these awards. If in the future it is probable that these awards will be earned, the Company will commence recording an expense for them. The fair values of the options granted during the three and six months ended June 30, 2012 and 2011, were estimated based on the following weighted average assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Expected volatility	68.49%	71.48%	69.44%	71.51%
Risk-free interest rate	0.94%	2.17%	1.32%	2.18%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	6.0	6.0	6.0	6.0
Estimated fair value per option granted	$0.85	$1.37	$0.97	$1.37

The following table presents a summary of the Company's stock option activity for the six months ended June 30, 2012:

Number of Options
Outstanding at January 1, 2012	3,224,879
Granted	1,419,500
Forfeited and cancelled	(160,031)
Outstanding at June 30, 2012	4,484,348

The Company also grants restricted stock units, or RSUs, that entitle the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. All RSUs that are currently outstanding have time-based vesting features over a one to three year period.

The following table presents a summary of the Company’s RSUs for the six months ended June 30, 2012:

Shares
Nonvested at January 1, 2012	528,443
Granted	152,328
Vested	(278,143)
Forfeited and cancelled	(394)
Nonvested at June 30, 2012	402,234

In addition, the Company also has a 2012 Management Incentive Compensation Plan (“the 2012 Incentive Plan”) that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service conditions in fiscal 2012. No expense was recorded for these awards during the six months ended June 30, 2012 as it is not yet probable that the performance conditions will be met.

The Company amortizes share-based compensation expense over the vesting period on a straight line basis. The impact on the Company’s results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of sales	$19	$28	$38	$52
Research and development	69	99	165	186
Selling, general and administrative	87	150	276	280
	$175	$277	$479	$518

3.             INVENTORIES

Inventories, net are comprised of the following (in thousands):

	June 30, 2012	December 31, 2011
Finished goods	$248	$653
Work-in-progress	490	170
Raw material	1,283	1,309
	$2,021	$2,132

4.             CREDIT FACILITY

The Company has a credit facility with a U.S. bank which expires on December 29, 2012. The credit facility provides for a $1.5 million revolving line of credit (“revolver”) with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2012 available borrowings were approximately $1.5 million based on this formula and no borrowings were outstanding. The revolver under the credit facility bears interest at Prime +1.75%.

The credit facility is collateralized by the Company’s assets, except for (i) its intellectual property rights which are subject to a negative pledge arrangement with the bank, and (ii) any equipment whose purchase is financed by any other lender or lessor, solely to the extent the security agreement with such lender or lessor prohibits junior liens on such equipment, and only until the lien held by such lender or lessor is terminated or released with respect to such equipment. The Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.2 to 1.0, measured at each month end, and minimum tangible net worth of $18.5 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter end (both as defined as per the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts the Company’s ability to pay dividends without the bank’s consent. The Company has been in compliance with all debt covenants since inception of the credit facility.

In 2009, the Company borrowed to finance capital equipment under the then existing credit facility which resulted in a term loan of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. As of June 30, 2012 the Company repaid all principal and interest and there is no outstanding balance under the credit facility. Interest expense related to the term loan was $1 thousand and $11 thousand for the six months ended June 30, 2012 and 2011, respectively.

5.             BENEFIT PLANS

The net periodic benefit cost for the three and six month periods ended June 30 is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Service cost	$130	$96	$260	$192
Interest cost	88	81	176	162
Expected return on plan assets	(87)	(70)	(174)	(140)
Actuarial loss	41	5	82	10
Amortization of prior service cost	(2)	(6)	(4)	(12)
	$170	$106	$340	$212

The Company’s policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, the Company may choose to make a discretionary contribution to its pension plan to reduce the unfunded liability. In the first quarter of 2012, the Company made an additional contribution of $0.39 million in order to exceed an 80% funding level as measured at January 1, 2012. The Company also made required contributions of $0.1 million in each of the first and second quarters in 2012. Based on current assumptions, the Company expects to make required contributions of $0.5 million in the next twelve months.

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. The Company may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the six months ended June 30, 2012 and 2011, the Company issued 110 thousand and 57 thousand shares of common stock in connection with the Company match for the Company’s 401(k) Plan in lieu of an aggregate cash match of $153 thousand and $129 thousand, respectively.

6.             PRODUCT WARRANTY

The Company provides product warranties for its various products, typically for one year. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the sale is recognized. The Company established its reserve based on historical data, taking into consideration specific product information. The following table sets forth the movement in the warranty reserve (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Balance at beginning of period	$50	$50	$50	$50
Provisions	25	0	59	56
Warranty services provided, net	(25)	0	(59)	(56)
	$50	$50	$50	$50

7.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	June 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$17,089	$16,728
Inventory	1,740	1,736
Other liabilities	2,523	2,229
Fixed assets	462	452
Other temporary differences	576	625
	22,390	21,770
Deferred tax valuation allowance	3,268	3,268
	$19,122	$18,502

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of share-based awards in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits at June 30, 2012 was approximately $0.9 million, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

At June 30, 2012, the Company had U.S. federal net operating loss carryforwards (“NOLs”) of approximately $49.2 million expiring between the years 2012 through 2030. Approximately $7.5 million of the NOLs are set to expire in 2012 if not utilized. The remaining amount of NOLs of $41.7 million are not scheduled to expire until 2018 and beyond. Based on management’s current estimate of book income and the uncertainty of the timing of future taxable income, it was determined that it is more likely than not that the Company will not be able to generate enough taxable income in the respective carry forward periods to realize all of its NOLs. Consequently, in the third quarter of 2011, the Company recorded a $2.7 million valuation allowance related to the $7.5 million of the NOLs that are set to expire in 2012, based on management’s expectation that the NOLs may not be realized. While the Company believes its estimates and assumptions are reasonable, if the Company does not generate enough taxable income to fully realize the balance of net operating loss carryforwards, additional valuation allowances or tax provisions may be required.

The components of the provision for income tax benefit (expense) for the periods ended are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Current:
State and foreign	$(11)	$(9)	$(23)	$(17)

Deferred:
State	22	(6)	31	13
Federal	465	(129)	589	286
	487	(135)	620	299
Income tax benefit (expense), net	$476	$(144)	$597	$282

The difference between the Company’s effective income tax rate and the federal statutory rate is primarily due to the amount of expense associated with its share-based payment arrangements and the portion thereof that will give rise to tax deductions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and one foreign jurisdiction. The Company may be subject to examination by the Internal Revenue Service (“IRS”) for calendar years 2008 through 2011 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company’s 2007 through 2011 tax years remain open for examination by tax authorities under four year statutes of limitations, however, certain state statutes of limitations may remain open for six to ten years.

8.           CONTINGENCIES

The Company is subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of the Company’s outstanding legal matter described under “Legal Proceedings” in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2011 cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on its results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company’s control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon the Company’s financial condition or results of operations.

9.             SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

Revenues by geography are based on the country in which the end user customer resides and are detailed as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
North America	$5,148	$7,148	$10,820	$12,083
Europe, Middle East and Africa (EMEA)	808	1,524	1,809	2,711
Latin America	710	537	1,482	888
Asia	1,018	221	1,450	328
	$7,684	$9,430	$15,561	$16,010

Item 2.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including, without limitation, Management’s Discussion and Analysis of Financial Condition and Results of Operations, contains “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. The forward-looking information is based on various factors and was derived using numerous assumptions. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as “believe,” “anticipate,” “plan,” “seek,” “expect,” “intend” and similar expressions.

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

Overview

We currently exist in a worldwide TV market that continues to be persistently price competitive, and where customer demand for purchases of new graphics systems, products and services remains subdued. While our customers are experiencing some degree of recovery in their advertising revenues, they continue to emphasize cost containment and this is reflected in their capital spending.

The overall economic recovery is still tenuous, and our professional media customers continue to face fiscal challenges. These customers are in the process of transforming their businesses to address new opportunities and threats. To help our customers transition their business models we have developed workflow solutions for them that we believe will bring cost advantages over traditional processes. These solutions are designed to help our media clients do more with less. By leveraging our Cloud-based technologies to deliver low-cost, scalable, collaborative applications and services, we aim to help our customers transform their high fixed-cost business models to lower, variable and more flexible cost models. We have no intention of diminishing our product business. Rather, we are finding that adoption of our service offerings results in new product and systems sales and vice versa.

Comparison of the Three and Six Months Ended June 30, 2012 and 2011

Net Sales. Revenues for the quarter ended June 30, 2012 were $7.7 million, a decrease of $1.7 million, or 19%, from the $9.4 million reported in the quarter ended June 30, 2011. Of these amounts, North American revenues were $5.2 million in the quarter ended June 30, 2012 and $7.1 million in the quarter ended June 30, 2011. Revenues derived from other international regions were $2.5 million in the quarter ended June 30, 2012 as compared to $2.3 million in the quarter ended June 30, 2011.

Revenues for the six months ended June 30, 2012 were $15.6 million, a decrease of $0.4 million, or 3%, from the $16.0 million in the six months ended June 30, 2011. Revenues derived from North American customers were $10.8 million in the six month period ended June 30, 2012 as compared to $12.1 million in the six month period ended June 30, 2011. Revenues derived from other international regions were $4.7 million in the six months ended June 30, 2012 as compared to $3.9 million in the six month period ended June 30, 2011.

Revenues, by type, for the three and six month periods are as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2012	% of Total	2011	% of Total	2012	% of Total	2011	% of Total
Product	$5,771	75%	$7,429	79%	$11,573	74%	$12,464	78%
Services	1,913	25%	2,001	21%	3,988	26%	3,546	22%
	$7,684		$9,430		$15,561		$16,010

We have experienced a slowdown in our product revenue stream as a result of delays in spending as broadcasters emphasize cost control and reschedule their capital expenditures. This decline was experienced in North America and more markedly in Europe where the economy has stalled. This was offset by improvements in our Asian and Latin American markets from several major program upgrades.

While our services revenue was fairly flat in the second quarter of 2012 as compared to 2011, our year to date services revenues in 2012 have grown 12% over the same period in the prior year. This growth is attributable to increased sales of software and hardware maintenance contracts for our broadcast graphics products and increases in revenue from Axis.

Gross Profit.  Gross margins for the quarters ended June 30, 2012 and 2011 were 69% and 70%, respectively. Gross margins for each of the six month periods ended June 30, 2012 and 2011 were 70%. Overall, we have been able to obtain reasonable pricing for our materials and have been able to manage our overhead costs to achieve a consistent cost structure.

Selling, General and Administrative Expenses. Selling, general and administrative (“SG&A) expenses are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Sales and marketing	$3,474	$3,193	$7,000	$5,875
General and administrative	1,005	1,490	2,164	2,682
	$4,479	$4,683	$9,164	$8,557

The increase in spending in sales and marketing expenses in all periods is due to additional compensation and related direct costs of increasing our senior sales, marketing and support staff. As planned, we made strategic hires in key sales positions and expanded our sales and marketing efforts overseas. In addition, key positions were filled in professional services as we increase our emphasis on services that complement our products business.

The general and administrative expenses for the three and six month periods in 2011 include higher legal and lawsuit settlement costs of approximately $0.3 million relating to a lawsuit that was settled in 2011. In addition, the three and six month periods in 2011 include recruiting and executive search costs of $0.1 million and compensation related costs of $0.1 million for an executive position that was vacated. Since these costs did not recur in 2012, we experienced a decline in all periods presented. We expect that SG&A expenses will not increase for the remainder of 2012 as we focus on cost control.

Research and Development Expenses. Research and development ("R&D") expenses were $1.9 million and $1.6 million in the quarters ended June 30, 2012 and 2011, respectively. R&D expenses were $3.9 million and $3.3 million in the six month periods ended June 30, 2012 and 2011, respectively. The majority of the increase in R&D spending in all periods presented has resulted from our focus on integrating Axis with our graphics products and systems and future product introductions.

Interest expense. Interest expense declined slightly in the three and six month periods ended June 30, 2012 as compared to the comparable periods in 2011, as we continued to make monthly principal payments on our term loan and the outstanding principal balance was reduced. We made the final payment on this term loan in May 2012.

Other income (loss), net.  The components of other income (loss), net are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Foreign exchange transaction (loss)gain	$(13)	$-	$(6)	$34

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax benefit (expense), net. In the second quarter of 2012 and 2011, we recorded an income tax benefit of $0.5 million and an expense of $0.1 million, respectively. In the six months ended June 30, 2012 and 2011 we recorded a benefit of $0.6 million and $0.3 million, respectively. The difference between our effective income tax rate and the federal statutory rate is primarily due to the amount of expense associated with our share-based payment arrangements and the portion thereof that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 2012, we had cash and cash equivalents on hand of $2.8 million and working capital of $6.2 million. In the first six months of 2012 we used approximately $1.0 million in cash for operations primarily due to the net loss that was incurred.

Also, during the six month period ended June 30, 2012, we made contributions to our pension plan totaling $0.6 million, including a $0.39 million contribution in order to exceed an 80% funding level, measured at January 1, 2012. Based on current assumptions, we expect to make contributions to our pension plan of $0.5 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $4.9 million and $4.1 million at June 30, 2012 and December 31, 2011, respectively. Our investment strategy remains the same and we believe that the pension plan’s assets are more than adequate to meet pension plan obligations for the next twelve months.

During the remainder of 2012, we plan to expend approximately $0.8 million to make improvements to our existing U.S. based Axis co-location facility, and for another disaster recovery and backup co-location for our Axis  services that will be funded from a term loan that we intend to enter into with our U.S. bank.

We have a credit facility with a U.S. bank which expires on December 29, 2012. The credit facility provides for a $1.5 million revolving line of credit (“revolver”), with an advance rate of up to 80% of eligible accounts receivable. At June 30, 2012 available borrowings were approximately $1.5 million based on this formula but no borrowings were outstanding under the revolver. Pursuant to the credit agreement, we are required to maintain financial covenants based on an adjusted quick ratio of at least 1.2 to 1.0, measured at month-end, and minimum tangible net worth of $18.5 million, increased by 60% of the sum of the gross proceeds received by us from any sale of our equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined in the credit facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank’s consent. We have been and currently are in compliance with all debt covenants under the credit facility.

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

We believe that cash on hand, net cash to be generated in the business, and availability of funding under our credit facilities, will be sufficient to meet our cash needs for at least the next twelve months if we are able to achieve our planned results of operations and retain the availability of credit under our lending agreement.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Exchange Act) as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act  is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal  financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this Quarterly Report on Form 10-Q was being prepared.

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

10.1
Employment Agreement by and between Chyron Corporation and Michael Wellesley-Wesley effective May 23, 2012 (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2012 and incorporated herein by reference).

10.2
Change in Control Agreement between Michael Wellesley-Wesley and Chyron Corporation effective May 23, 2012 (previously filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed with the Commission on May 29, 2012 and incorporated herein by reference).

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
101**
Interactive Data Files regarding (a) our Consolidated Balance Sheets as of June 30, 2012 and December 31, 2011, (b) our Consolidated Statements of Operations for the Three and Six Months ended June 30, 2012 and 2011, (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2012 and 2011, (d) our Consolidated Statements of Cash Flows for the Six Months ended June 30, 2012 and 2011, and (e) the Notes to such Consolidated Financial Statements.

*filed herewith.

**The Registrant will file this exhibit within the 30-day grace period in accordance with SEC Release No. 34-59324.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

August 10, 2012	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer
(Principal Executive Officer)

August 10, 2012	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)