Form 10-Q
period 2012-09-30
CHYRON CORP
filed 2012-11-13
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2012

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from to .

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 7, 2012 was 17,111,117.

CHYRON CORPORATION

PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

Assets	Unaudited September 30, 2012	December 31, 2011
Current assets:
Cash and cash equivalents	$2,155	$4,216
Accounts receivable, net	4,934	5,727
Inventories, net	2,783	2,132
Deferred taxes	2,504	2,508
Prepaid expenses and other current assets	697	792
Total current assets	13,073	15,375

Property and equipment, net	1,541	1,620
Intangible assets, net	583	658
Goodwill	2,066	2,066
Deferred taxes	16,924	15,994
Other assets	134	93
TOTAL ASSETS	$34,321	$35,806

Liabilities and Shareholders' Equity

Current liabilities:
Accounts payable and accrued expenses	$3,645	$3,847
Deferred revenue	3,627	3,203
Current portion of pension liability	360	783
Current portion of term loan	-	135
Capital lease obligations	26	38
Total current liabilities	7,658	8,006

Pension liability	2,701	2,664
Deferred revenue	964	765
Other liabilities	347	329
Total liabilities	11,670	11,764

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01 Authorized - 150,000,000 shares Issued and outstanding - 17,067,603 at September 30, 2012 and 16,639,704 at December 31, 2011	171	166
Additional paid-in capital	84,280	83,407
Accumulated deficit	(60,384)	(58,103)
Accumulated other comprehensive loss	(1,416)	(1,428)
Total shareholders' equity	22,651	24,042
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$34,321	$35,806

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Product revenues	$4,861	$5,361	$16,434	$17,825
Service revenues	2,387	2,109	6,375	5,655
Total revenues	7,248	7,470	22,809	23,480

Cost of sales	2,325	2,313	7,025	7,151
Gross profit	4,923	5,157	15,784	16,329

Operating expenses:
Selling, general and administrative	4,114	4,270	13,278	12,827
Research and development	1,822	1,753	5,682	5,016

Total operating expenses	5,936	6,023	18,960	17,843

Operating loss	(1,013)	(866)	(3,176)	(1,514)

Interest expense	(7)	(8)	(16)	(29)

Other income (loss), net	18	(14)	12	20

Loss before taxes	(1,002)	(888)	(3,180)	(1,523)

Income tax benefit (expense), net	302	(2,604)	899	(2,322)

Net loss	$(700)	$(3,492)	$(2,281)	$(3,845)

Net loss per share - basic	$(0.04)	$(0.21)	$(0.13)	$(0.23)

Net loss per share - diluted	$(0.04)	$(0.21)	$(0.13)	$(0.23)

Weighted average shares outstanding:
Basic	17,023	16,558	16,910	16,404
Diluted	17,023	16,558	16,910	16,404

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011

Net loss	$(700)	$(3,492)	$(2,281)	$(3,845)

Other comprehensive income (loss):
Foreign currency translation adjustment	9	(7)	12	2

Comprehensive loss	$(691)	$(3,499)	$(2,269)	$(3,843)

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2012	2011
Cash Flows From Operating Activities
Net loss	$(2,281)	$(3,845)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	687	719
Deferred tax asset allowance	-	2,724
Deferred income tax benefit	(926)	(429)
Inventory provisions	10	94
Share-based payment arrangements	719	753
Shares issued for 401(k) match	220	197
Other	(41)	(9)
Changes in operating assets and liabilities:
Accounts receivable	793	462
Inventories	(661)	164
Prepaid expenses and other assets	46	(119)
Accounts payable and accrued expenses	(202)	(116)
Deferred revenue	623	326
Other liabilities	(352)	(301)
Net cash (used in) provided by operating activities	(1,365)	620

Cash Flows From Investing Activities
Acquisitions of property and equipment	(534)	(807)
Net cash used in investing activities	(534)	(807)

Cash Flows From Financing Activities
Proceeds from exercise of stock options	1	113
Payments on term loan	(135)	(244)
Payments on capital lease obligations	(28)	(25)
Net cash used in financing activities	(162)	(156)

Change in cash and cash equivalents	(2,061)	(343)
Cash and cash equivalents at beginning of period	4,216	5,565
Cash and cash equivalents at end of period	$2,155	$5,222

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.             BASIS OF PRESENTATION

Nature of Business

Chyron is a provider of Graphics as a Service for on-air and digital video applications including newsrooms, studios, sports broadcasting facilities, and corporate video environments. Chyron's graphics solutions include the Axis World Graphics online content creation software and order management system, on-air graphics systems, clip servers, channel branding, and graphics asset management solutions, all of which may be incorporated into the Company's BlueNet™ end-to-end graphics workflow.

General

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated.

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2012 and the consolidated results of its operations, its comprehensive loss and its cash flows for the periods ended September 30, 2012 and 2011. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2012. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2011. The December 31, 2011 figures included herein were derived from such audited consolidated financial statements.

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standard Update No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment. This guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an asset might be impaired and whether it is necessary to perform a quantitative test. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes that this guidance will have no impact on its consolidated financial statements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Weighted average shares which are not included in the calculation of diluted earnings (loss) per share because their impact is anti-dilutive:
Stock options	3,444	2,098	3,301	2,170
Restricted stock units	379	1,968	475	1,854
	3,823	4,066	3,776	4,024

2.             LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At September 30, 2012, there were 0.9 million shares available to be granted under the Plan. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic 718, Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. At September 30, 2012, there were 0.9 million options outstanding that will vest upon the achievement of certain financial conditions for 2013 or will expire if the performance criteria are not met. No expense was recognized for these awards. If in the future it is probable that these awards will be earned, the Company will commence recording an expense for them. The fair values of the options granted during the three and nine months ended September 30, 2012 and 2011, were estimated based on the following weighted average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Expected volatility	73.18%	70.72%	71.46%	71.11%
Risk-free interest rate	0.52%	1.42%	0.56%	1.79%
Expected dividend yield	0.00%	0.00%	0.00%	0.00%
Expected life (in years)	3.76	6.0	3.23	6.0
Estimated fair value per option granted	$0.55	$1.32	$0.70	$1.34

The following table presents a summary of the Company's stock option activity for the nine months ended September 30, 2012:
Number of Options
Outstanding at January 1, 2012	3,224,879
Granted	1,498,452
Exercised	(1,667)
Forfeited and cancelled	(399,339)
Outstanding at September 30, 2012	4,322,325

The Company also grants restricted stock units, or RSUs, that entitle the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. All RSUs that are currently outstanding have time-based vesting features over a one to three year period.

The following table presents a summary of the Company's RSU activity for the nine months ended September 30, 2012:

Shares
Nonvested at January 1, 2012	528,443
Granted	152,328
Vested and settled in shares	(311,014)
Forfeited and cancelled	(10,394)
Nonvested at September 30, 2012	359,363

In addition, the Company also has a 2012 Management Incentive Compensation Plan ("the 2012 Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service conditions in the fiscal year ending December 31, 2012. No expense was recorded for these awards during the nine months ended September 30, 2012 as it is not yet probable that the performance conditions will be met.

The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Cost of sales	$19	$24	$57	$76
Research and development	82	84	247	270
Selling, general and administrative	139	127	415	407
	$240	$235	$719	$753

3.             INVENTORIES

Inventories, net are comprised of the following (in thousands):

	September 30,	December 31,
	2012	2011
Finished goods	$356	$653
Work-in-progress	452	170
Raw material	1,975	1,309
	$2,783	$2,132

4.              CREDIT FACILITY

In August 2012, the Company entered into a loan modification agreement and amended its loan and security agreement (the "Credit Facility") with Silicon Valley Bank to extend the term of the Credit Facility to August 12, 2013, to increase the revolving line of credit (the "Revolving Line") from $1.5 million to $3.0 million, and to add a term loan facility that can be used to purchase equipment in an aggregate amount of up to $1.0 million (the "Term Loan").

Advances on the Revolving Line are limited to 80% of eligible accounts receivable. At September 30, 2012 available borrowings were approximately $2.1 million and no borrowings were outstanding. The Revolving Line continues to bear interest at a floating annual rate equal to Silicon Valley Bank's prime rate ("Prime") +1.75%.

Advances under the Term Loan may be drawn until December 31, 2012 in minimum amounts of $0.25 million. The Term Loan bears interest at Prime +2.25% and principal and interest will be repaid over thirty months. At September 30, 2012, no amounts were outstanding; however, on October 17, 2012, the Company took an advance of $0.35 million on the Term Loan.

The Credit Facility is collateralized by the Company's assets, except for (i) its intellectual property rights which are subject to a negative pledge arrangement with the bank, and (ii) any equipment whose purchase is financed by any other lender or lessor, solely to the extent the security agreement with such lender or lessor prohibits junior liens on such equipment, and only until the lien held by such lender or lessor is terminated or released with respect to such equipment. The Company is required to maintain financial covenants based on an adjusted quick ratio of at least 1.2 to 1.0, measured at each calendar month-end, and minimum tangible net worth of $18.5 million, increased by 60% of the sum of the gross proceeds received by the Company from any sale of its equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter end (both as defined as per the Credit Facility). As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts the Company's ability to pay dividends without the bank's consent. The Company has been in compliance with all debt covenants since inception of the Credit Facility.

In 2009, the Company borrowed to finance capital equipment under the then existing credit facility which resulted in a term loan (the "2009 Term Loan") of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. As of September 30, 2012, the Company had repaid all principal and interest and there was no outstanding balance on the 2009 Term Loan. Interest expense related to the 2009 Term Loan was $1 thousand and $15 thousand for the nine months ended September 30, 2012 and 2011, respectively. Interest expense related to the 2009 Term Loan was $0 and $4 thousand for the three months ended September 30, 2012 and 2011, respectively.

5.             BENEFIT PLANS

The net periodic benefit cost relating to the Company's Pension Plan is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Service cost	$130	$108	$390	$300
Interest cost	88	86	264	248
Expected return on plan assets	(87)	(80)	(261)	(220)
Actuarial loss (gain)	41	(7)	123	(19)
Amortization of prior service cost	(2)	20	(6)	30
	$170	$127	$510	$339

The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, the Company may choose to make a discretionary contribution to its pension plan to reduce the unfunded liability. In the first quarter of 2012, the Company made an additional contribution of $0.39 million in order to exceed an 80% funding level measured at January 1, 2012. The Company also made required contributions of $0.5 million in the nine months ended September 30, 2012 for a total of $0.89 million for the year to date. Based on current assumptions, the Company expects to make required contributions of $0.36 million in the next twelve months.

The Company has a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. The Company may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the nine months ended September 30, 2012 and 2011, the Company issued 175 thousand and 91 thousand shares of common stock in connection with the Company match for the Company's 401(k) Plan in lieu of an aggregate cash match of $220 thousand and $197 thousand, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Balance at beginning of period	$50	$50	$50	$50
Provisions	-	7	25	63
Warranty services provided, net	-	(7)	(25)	(63)
	$50	$50	$50	$50

7.             INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	September 30, 2012	December 31, 2011
Deferred tax assets:
Net operating loss carryforwards	$17,242	$16,728
Inventory	1,740	1,736
Other liabilities	2,579	2,229
Fixed assets	447	452
Other temporary differences	688	625
	22,696	21,770
Deferred tax valuation allowance	3,268	3,268
	$19,428	$18,502

In accordance with accounting standards, the Company has not recorded a deferred tax asset related to the settlement of share-based awards in the accompanying consolidated financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards. The cumulative amount of unrecognized tax benefits associated with these awards was approximately $0.9 million at September 30, 2012, and if the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

At September 30, 2012, the Company had U.S. federal net operating loss carryforwards ("NOLs") of approximately $50 million expiring between the years 2012 through 2031. Approximately $7.5 million of the NOLs are set to expire in 2012 if not utilized. The remaining amount of NOLs of approximately $42.5 million are not scheduled to expire until 2018 and beyond. Based on management's current estimate of book income and the uncertainty of the timing of future taxable income, it was determined that it is more likely than not that the Company will not be able to generate enough taxable income in the respective carry forward periods to realize all of its NOLs. Consequently, in the third quarter of 2011, the Company recorded a $2.7 million valuation allowance related to the $7.5 million of the NOLs that are set to expire in 2012, based on management's expectation that the NOLs may not be realized. While the Company believes its estimates and assumptions are reasonable, if the Company does not generate enough taxable income to fully realize the balance of net operating loss carryforwards, additional valuation allowances or tax provisions may be required.

The components of the provision for income tax (expense) benefit are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Current:
State and foreign	$(4)	$(9)	$(27)	$(27)

Deferred:
State	13	6	44	20
Federal	293	123	882	409
	306	129	926	429
Valuation allowance	-	(2,724)	-	(2,724)
Income tax (expense) benefit	$302	$(2,604)	$899	$(2,322)

The difference between the Company's effective income tax rate and the federal statutory rate is primarily due to the amount of expense associated with its share-based payment arrangements and the portion thereof that will give rise to tax deductions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and one foreign jurisdiction. The Company may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2009 through 2011 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2008 through 2011 tax years remain open for examination by tax authorities under four year statutes of limitations, however, certain state statutes of limitations may remain open for six to ten years.

8.             CONTINGENCIES

The Company is subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of the Company's outstanding legal matter described under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on its results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon the Company's financial condition or results of operations.

9.             SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

Revenues by geography are based on the country in which the end user customer resides and are detailed as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
North America	$5,181	$5,884	$16,001	$17,967
Europe, Middle East and Africa (EMEA)	671	644	2,480	3,355
Latin America	794	550	2,276	1,438
Asia	602	392	2,052	720
	$7,248	$7,470	$22,809	$23,480

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including, but not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified scientific, technical and business personnel; our ability to expand our Axis online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our Axis online graphics services, workflow and asset management solutions; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; competitors with significantly greater financial resources; new product and service introductions by competitors; challenges associated with expansion into new markets; and other factors set forth in Part I, Item 1A, entitled "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2011. Those factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date of this report. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, "Chyron," the "Company," "we," "us," and "our" refer to Chyron Corporation.

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

Results of Operations for the Three and Nine Months Ended September 30, 2012 and 2011

Net sales. Revenues for the quarter ended September 30, 2012 were $7.2 million, a decrease of $0.3 million, or 3%, from the $7.5 million reported in the quarter ended September 30, 2011. Of these amounts, North American revenues were $5.2 million in the quarter ended September 30, 2012 and $5.9 million in the quarter ended September 30, 2011. Revenues derived from other international regions were $2.0 million in the quarter ended September 30, 2012 as compared to $1.6 million in the quarter ended September 30, 2011.

Revenues for the nine months ended September 30, 2012 were $22.8 million, a decrease of $0.6 million, or 3%, from the $23.4 million in the nine months ended September 30, 2011. Revenues derived from North American customers were $16.0 million in the nine month period ended September 30, 2012 as compared to $18.0 million in the nine month period ended September 30, 2011. Revenues derived from other international regions were $6.8 million in the nine months ended September 30, 2012 as compared to $5.4 million in the nine month period ended September 30, 2011.

Revenues, by type, for the three and nine month periods are as follows (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
		% of		% of		% of		% of
	2012	Total	2011	Total	2012	Total	2011	Total
Product	$4,861	67%	$5,361	72%	$16,434	72%	$17,825	76%
Services	2,387	33%	2,109	28%	6,375	28%	5,655	24%
	$7,248		$7,470		$22,809		$23,480

We have experienced a slowdown in our product revenue stream as a result of delays in spending as broadcasters emphasize cost control and reschedule their capital expenditures. This decline was experienced in North America and more markedly in Europe where the economy has stalled. This was offset by improvements in our Asian and Latin American markets from several major program upgrades.

Our services revenues have grown 13% in the three and nine months periods of 2012 as compared to 2011. This growth is primarily attributable to increased sales of software and hardware maintenance contracts for our broadcast graphics products and increases in revenue from Axis.

Gross profit.  Gross margins for the quarters ended September 30, 2012 and 2011 were 68% and 69%, respectively. Gross margins for the nine month periods ended September 30, 2012 and 2011 were 69% and 70%, respectively. The decline in gross margin of 1% in each of the quarterly and nine month periods in 2012 as compared to the prior year, is attributable to the decline in product revenues, and the associated lower level of absorption of fixed overhead costs. Absent this affect, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A) expenses are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Sales and marketing	$3,125	$3,193	$10,125	$9,068
General and administrative	989	1,077	3,153	3,759
	$4,114	$4,270	$13,278	$12,827

The decrease in sales and marketing expenses in the third quarter of 2012, compared to the same period in 2011, is primarily a result of lower commissions earned on lower revenues. The increase in spending in sales and marketing expenses in the nine months ended September 30, 2012 is due to additional compensation and related direct costs of increasing our senior sales, marketing and support staff. As planned, we made strategic hires in key sales positions and expanded our sales and marketing efforts overseas. In addition, key positions were filled in professional services as we increase our emphasis on services that complement our products business.

The decrease in general and administrative expenses in the third quarter of 2012, compared to the same period in 2011, is a result of lower travel expenses and reduced consulting costs. The general and administrative expenses for the nine month period in 2011 includes higher legal and lawsuit settlement costs of approximately $0.3 million relating to a lawsuit that was settled in 2011. In addition, the nine month period in 2011 includes recruiting and executive search costs of $0.1 million and compensation related costs of $0.1 million for an executive position that was vacated. Since these costs did not recur in 2012, we experienced a modest decline in our year to date 2012 expenses.

Research and development expenses. Research and development ("R&D") expenses were $1.8 million in the three month periods ended September 30, 2012 and 2011. In the nine month period ended September 30, 2012 R&D costs increased to $5.7 million compared to $5.0 million in the nine months ended September 30, 2011. The majority of the increase in R&D spending in this period has resulted from our focus on integrating Axis with our graphics products and systems and future product introductions.

Interest expense. Interest expense declined slightly in the three and nine month periods ended September 30, 2012 as compared to the same periods in 2011. This decrease was attributable to declining outstanding balances on our term loan from 2009. We made the final payment on this term loan in May 2012.

Other income (loss), net.  The components of other income (loss), net are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Foreign exchange transaction gain (loss)	$16	$(14)	$10	$22
Other	2	-	2	(2)
	$18	$(14)	$12	$20

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax benefit (expense), net. In the third quarter of 2012 and 2011, we recorded an income tax benefit of $0.3 million and an expense of $2.6 million, respectively. In the nine months ended September 30, 2012 and 2011 we recorded an income tax benefit of $0.9 million and an expense of $2.3 million, respectively. In the third quarter of 2011, it was determined, based on management's estimate of book income and the uncertainty of the timing of future taxable income, that it was more likely than not that we would not realize a portion of our net operating loss carryforwards and, therefore, recorded a charge of $2.7 million. The difference between our effective income tax rate and the federal statutory rate is primarily due to the amount of expense associated with our share-based payment arrangements and the portion thereof that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying unaudited consolidated financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At September 30, 2012, we had cash and cash equivalents on hand of $2.2 million and working capital of $5.4 million. In the first nine months of 2012 we used approximately $1.4 million in cash for operations primarily due to the net loss that was incurred.

Also, during the nine month period ended September 30, 2012, we made contributions to our pension plan totaling $0.89 million, including a $0.39 million contribution in order to exceed an 80% funding level, measured at January 1, 2012. Based on current assumptions, we expect to make contributions to our pension plan of $0.36 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $5.3 million and $4.1 million at September 30, 2012 and December 31, 2011, respectively. Our investment strategy remains the same and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

During the remainder of 2012, we plan to expend approximately $0.3 million for our continuing efforts of making improvements to our existing U.S. based Axis co-location facility, and for another disaster recovery and backup co-location for our Axis services that will be funded from advances on our existing term loan under our credit facility with Silicon Valley Bank, as described below.

In August 2012, we entered into a loan modification agreement and amended our loan and security agreement (the "Credit Facility") with Silicon Valley Bank to extend the term of the Credit Facility to August 12, 2013, to increase the revolving line of credit (the "Revolving Line") from $1.5 million to $3.0 million, and to add a term loan facility that can be used to purchase equipment up to $1.0 million (the "Term Loan"). Advances on the Revolving Line are limited to 80% of eligible accounts receivable. At September 30, 2012, available borrowings were approximately $2.1 million and no borrowings were outstanding. The Revolving Line bears interest at a floating annual rate equal to Silicon Valley Bank's prime rate ("Prime") +1.75%. Advances under the Term Loan may be drawn until December 31, 2012 in minimum amounts of $0.25 million. The Term Loan bears interest at Prime +2.25% and principal will be repaid over thirty months. At September 30, 2012, no amounts were outstanding; however, on October 17, 2012 we took an advance of $0.35 million on the Term Loan.

Pursuant to the Credit Facility, we are required to maintain financial covenants based on an adjusted quick ratio of at least 1.2 to 1.0, measured at each calendar month-end, and minimum tangible net worth of $18.5 million, increased by 60% of the sum of the gross proceeds received by us from any sale of our equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined in the Credit Facility). As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent. We have been and currently are in compliance with all debt covenants under the Credit Facility.

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

We believe that cash on hand, net cash to be generated in the business, and availability of funding under our Credit Facility, will be sufficient to meet our cash needs for at least the next twelve months if we are able to achieve our planned results of operations and retain the availability of credit under our Credit Facility.

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

ITEM 4.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2011, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the addition of the following risk factor, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2011.

If we fail to continue to meet all applicable NASDAQ Global Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On November 7, 2012, we received notice from the Listing Qualifications Department of the NASDAQ Stock Market, or NASDAQ, that our common stock had not met the $1.00 per share minimum bid price requirement for the last 30 consecutive business days pursuant to NASDAQ Listing Rule 5450(a)(1) and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. The notification letter stated that pursuant to NASDAQ Listing Rule 5810(c)(3)(A) we would be afforded 180 calendar days, or until May 6, 2013, to regain compliance with the minimum bid price requirement. In order to regain compliance, shares of our common stock must maintain a minimum closing bid price of at least $1.00 per share for a minimum of ten consecutive business days. If we do not regain compliance by May 6, 2013, NASDAQ will provide written notification to us that our common stock will be delisted. At that time, we may appeal NASDAQ's delisting determination to a NASDAQ Listing Qualifications Panel. Alternatively, we may be eligible for an additional 180 day grace period if we satisfy all of the requirements, other than the minimum bid price requirement, for listing on the NASDAQ Capital Market set forth in NASDAQ Listing Rule 5505. The closing bid price of our common stock on the NASDAQ Global Market was $0.55 on November 12, 2012.

           While we intend to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance during the applicable time periods set forth above. If we fail to continue to meet all applicable NASDAQ Global Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.     MINE SAFETY DISCLOSURES

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

(a) Exhibits:

Exhibit No.	Description of Exhibit

10.1
Sixth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated August 13, 2012 (previously filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 16, 2012 and incorporated herein by reference) (File No. 001-09014).

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

101*
Interactive Data Files formatted in XBRL (Extensible Business Reporting Language) from (a) our Consolidated Balance Sheets as of September 30, 2012 (unaudited) and December 31, 2011, (b) our Consolidated Statements of Operations (unaudited) for the Three and Nine Months ended September 30, 2012 and 2011, (c) our Consolidated Statements of Comprehensive (Loss) (unaudited) for the Three and Nine Months ended September 30, 2012 and 2011, (d) our Consolidated Statements of Cash Flows (unaudited) for the Nine Months ended September 30, 2012 and 2011 and (d) the Notes to such Consolidated Financial Statements (unaudited).**

*filed herewith

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

CHYRON CORPORATION
(Registrant)

November 13, 2012	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

November 13, 2012	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and Sr. Vice President