Form 10-K
period 2012-12-31
CHYRON CORP
filed 2013-03-07
CIK 20232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2012
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _______

Commission File Number: 001-09014

CHYRON CORPORATION
(Exact name of registrant as specified in its charter)

New York		11-2117385
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5 Hub Drive, Melville, New York		11747
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (631) 845-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share		The NASDAQ Stock Market LLC
(Title of Class)		(Name of exchange on which registered)

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the Company's voting and non-voting common equity held by non-affiliates of the Company (without admitting that any person whose shares are not included in such calculations is an affiliate) on June 30, 2012 was $13,530,978.
The number of shares outstanding of the issuer's common stock, par value $.01 per share, on February 25, 2013 was 17,373,390.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

The following Business Section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors (see Part I, Item 1A: Risk Factors). Unless the context otherwise requires, references to "Chyron," "the Company," "we," "our," and "us," in this Annual Report on Form 10-K refer to Chyron Corporation and our subsidiary.

Our trademarks include Chyron, The Company The Whole World Watches, HyperX, Lyric PRO, CAMIO, MediaMaker, ENGAGE, SHOUT, CODI, Intelligent Interface, WAPSTR, ChyTV, Chy Alert, iNFiNiT!, MAX!>, and MAXINE!  Other service marks, trademarks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners.

Overview

Chyron Corporation, "The Company the Whole World Watches®," is a pioneer of Graphics as a Service for on-air and digital video applications including newsrooms, studios, sports broadcasting facilities, and corporate video environments. Chyron is an Emmy® Award-winning company and we believe our products have defined the world of digital and broadcast graphics. Chyron's graphics solutions include the Axis World Graphics (Axis) online content creation software and order management system, on-air graphics systems, clip servers, channel branding, graphics asset management solutions, and social media editors that let broadcasters quickly air social media conversations, all of which may be incorporated into our BlueNet™ end-to-end graphics workflow. For over four decades the Chyron name has been known for brilliant graphics for live broadcast and production.

Our mission is to provide simple and efficient solutions that help our customers tell a compelling visual story, engage their audiences and create the best visual brand. One of our primary goals is to continue to leverage our experience and expertise in our traditional hardware product offerings for television stations and networks into becoming a leading provider of web-based software solutions, or a cloud services provider, to the multimedia industry.

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

•	perform real-time playout of graphics without the necessity of time- and resource-consuming file conversion and/or platform changes;

•	perform instant updates of text and data using a variety of Chyron and third-party tools;

•	manage clips, stills and other assets in a central storage location making the assets network- and web-accessible;

•	use our CAMIO Graphics Asset Management solution to enable journalists and producers to quickly create and update graphics for immediate playout;

•	create and order graphics on the web, using the Chyron-hosted Axis SaaS applications;

•
automate channel branding to enable facilities to pre-program promos, snipes, coming-ups, etc., that display automatically updated information and graphics without the necessity of recreating each graphic with the new information;

•	play clips from a dedicated clip server that can operate under automation;

•	produce live-data tickers and crawls on dedicated systems;

•	integrate with third-party production systems to stream HD or SD full motion graphics over a network connection (ChyronIP);

•
route, manage, and insert social media conversations from Twitter, Facebook, RSS Feeds and other social media services into a broadcasters programming (SHOUT™), automatically incorporating the brand look and feel (graphic design) of that broadcaster; and

•	integrate 2nd screen, social media, synchronized program content and social data into live TV broadcasts (ENGAGE®) via audience polling and other viewer-engaging social interactions.

Our broadcast products are intended to meet the myriad demands of the industry. The transition from an analog to a digital broadcast standard mandated by the United States Federal Communications Commission (FCC) has created a range of additional means to deliver video and audio content to the consumer, as well as innovations in storage and management of video and audio assets.

Our Markets

We introduced our first character generator (CG) in 1970 to such success that character and graphics generation systems, whether originated by Chyron or not, have been generically referred to throughout the industry as "chyrons." While a significant number of U.S. broadcasters use Chyron products to display news titles, sports scores, weather information, election results, and news and finance tickers, we believe that our graphics products have grown to become integral to television operations worldwide. We offer a comprehensive experience by providing integrated, scalable, real-time graphics solutions. Building on our presence in the live, on-air, television graphics market, our customers now include many major broadcast, cable, satellite and post-production facilities in North America, Europe and Australia. We also serve customers in Asia, South America, and the Middle East and Africa.

We are focused on leveraging and building on our leading brand image and large installed base in the broadcast graphics market to further penetrate the post-production, corporate, educational and professional video market sectors.

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

Numerous television stations currently employ Axis World Graphics in producing their daily news broadcasts. The first large TV stations group owner and enterprise-level broadcast and television customer for Axis World Graphics was the Gannett Broadcasting Group, which currently deploys Axis across 23 television stations. The successful Axis launch at Gannett has been followed by implementations at Post-Newsweek, FOX, Scripps and Sinclair broadcast stations, as well as our first European implementation at Sky Sports News. The first pure play online customer was Yahoo!®, which uses Axis to create stock price charts for its Yahoo!® Finance Tech Ticker Service.

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

Our broadcast systems are Windows®-based and incorporate both off-the-shelf, as well as internally generated hardware and software components. Industry-standard interface protocol enables our equipment to be easily integrated into the most advanced television facilities, as well as Media Object Server (MOS)-based newsroom installations. We believe that our solutions provide an indispensable workflow enhancement for media creation products offered by leading broadcast manufacturers such as Adobe®, Apple®, AP®, Avid®, and Grass Valley®, greatly extending the capabilities of those products. Our systems can import elements including images, movie files, animation files and audio files from non-Windows systems such as Apple Mac®.

Axis World Graphics, the cornerstone of our SaaS initiative, is available to our core broadcast and video constituency. Axis World Graphics provides an intuitive web interface for creating unique looks for television stations. Its power lies in the ability to generate maps, news graphics, financial quotes, charts and graphs on demand, which can then be imported into Chyron's or third-party applications and systems for display. The Axis order management component has further streamlined and automated the workflow from creation to air.

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

Broadcast Hardware Products

Chyron's broadcast systems provide the high-performance graphics playout and reliability that are critical for live production, whether in brick-and-mortar facilities or mobile studios. All are built from state-of-the-art components and feature real-time playout and easy integration with facility systems and workflows.

Graphics Systems – HyperX3.1, LEX3.1, MicroX3.1: Our graphics systems family is comprised of real-time, 2D/3D graphics platforms and systems that integrate a Windows® front end with real-time video processing to provide exceptional performance for television graphics applications. Our HyperX3.1 and LEX3.1 systems can also play out 3D stereoscopic graphics. The HyperX3.1 is our flagship graphics system, in use by major local, regional, national and international facilities. Numerous major broadcasters have standardized Chyron systems as the graphics solution for their major sporting and news events, including coverage of: the 2012

London Olympic Games; the Diamond Jubilee honoring Queen Elizabeth II; Wimbledon; the 2011 Super Bowl at Cowboys Stadium; the 2011 Royal Wedding; U.S. and international elections; and professional golf tournaments.

The HyperX has taken an important role in 3D stereoscopic graphics, and has been the system of choice for many premier 3D broadcasts, including the first televised stereoscopic 3D NFL game; the first stereoscopic 3D broadcast of an NHL game in Canada; the first live stereoscopic 3D concert by German hip hop group Die Fantastischen Vier; and NBA All-Star Saturday Night, the first commercially marketed deal to deliver an NBA sporting event in live 3D nationwide.

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

Channel Branding Solutions - Channel Box2: Channel Box2 features 2D/3D design and playout for branding applications, including tickers, crawls, snipes, "bag and tag," promos and end-credits and more. The system's real-time video, graphics effects, clips, and audio can be integrated with automation, or the system can be used as a standalone device. Station promos only need to be built once, and Channel Box2 automatically adjusts the animation lengths for new voice-over tags, text and graphics during the live broadcast and credit squeezes at the end of shows. It adds revenue-generating commercial content, advertising show sponsors or "coming-up next" promos.

The power of Channel Box2 as an automated system is underscored by its ability to update text and graphics quickly during broadcasts, driven by data drawn from a wide range of sources. Additional workflow tools like Content Distribution, Desktop Multi-Viewer with remote asset viewing and Playlist PRO™ create a complete, holistic branding workflow environment.

As the broadcast industry continues to evolve, more and more broadcasters are incorporating social media within their programming and broadcasts. In response to this changing landscape, our dedicated team developed our newest software-based solution, "SHOUT" which we believe is ideal for the news, sports, and entertainment markets. This multi-user solution allows many operators to monitor, moderate and pull incoming social media from Twitter, Facebook, and Mass Relevance (among others) and quickly displays the messages on-air. The Shout Editor can be used in tandem with Channel Box² or any Chyron system running Lyric PRO software, using the built-in play-out controller that allows operators to simplify and streamline their approach to on-air productions and events.

Cloud-based  Software as a Service (SaaS)

Axis World Graphics: Chyron's Axis World Graphics is a leader in secure hosted, on-demand graphics production. At its core, Axis World Graphics is all about ease of use. Customers from reporters to editors to news producers are able to quickly use templates to create graphics for broadcast, websites, and second screen displays, such as mobile phones and tablet PCs. Graphics creation that once took hours can take minutes, allowing graphic artists to concentrate on more complex graphic design. The result is a faster return on investment, and a faster graphics cycle time to air. Axis World Graphics is designed to be intuitive and form the foundation of an array of web-based services customized to a broadcaster's unique brand - providing a technology that we believe is unavailable anywhere else in the world. These services include high-resolution maps, 3D charts, financial quotes and a virtually unlimited set of tools to create topical news graphics.

Because these applications run on our hosted computer servers "in the cloud," our customers are not required to invest in or maintain expensive hardware or license multiple releases of software. Axis World Graphics has enabled us to extend beyond our established client base to serve not only existing Chyron broadcast and network customers, but also to act as a point of entry for the sale of our systems and software to facilities currently using non-Chyron products.

Software Products

Our broadcast graphics systems run Lyric® and Lyric® PRO, our award-winning graphics creation-to-playout software; proprietary, system-specific software; and/or a variety of third-party applications and plug-ins. Extending Lyric beyond our own systems, we also offer Lyric plug-ins to Avid® and other non-linear editing systems.

Lyric® PRO: We understand that our customers place a premium on graphics workflow and having the shortest cycle time to air. Lyric PRO 8.5 adds many new features and reaffirms Chyron's commitment to a "scriptless" creative environment. Lyric PRO 8.5 is engineered with high-performance features that provide ease of use under all conditions and by everyone on the production staff, including artists, operators, producers, directors and engineering. With new and enhanced design features and support for Windows®7 64-bit playout, Lyric PRO 8.5 accelerates graphic workflows that are designed to result in the shortest cycle time to air. Hierarchical grouping and key-frame timeline attributes provide designers with a familiar and interactive toolset with direct integration to industry standard applications such as Adobe Creative Suite® and Autodesk's® 3D solutions. Lyric PRO is standard on Chyron's HyperX graphic system and is available as an option on the LEX3.1 and MicroX3.1 graphics systems.

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

End-to-End Workflow

BlueNet™:  Understanding the needs of broadcasters - as well as the economic pressures and technical challenges they face - we have leveraged our expertise in graphics creation, management, and workflows to introduce BlueNet. This comprehensive workflow solution leverages the Chyron acclaimed suite of graphics tools to streamline ordering and graphics asset management, collaborative graphics creation, and real-time playout, in turn addressing broadcasters' requirements for powerful, seamless and efficient end-to-end graphics workflows. Integration with Axis World Graphics, our cloud-based services offering, extends the power of BlueNet workflows in speeding even the most advanced graphics to air.

From the moment a graphic requirement is identified, the BlueNet workflow provides tools that ease the flow from the graphics request through the creation, management, and fully automated playout of the completed asset. What once was a complicated workflow demanding continual operator intervention can be transformed into an efficient, fast workflow in which graphics move quickly and fluidly from conception to completion to air. BlueNet gives broadcasters an array of tools that can be configured to meet the specific needs of their graphics workflows, as well as their budgets, while providing seamless integration into leading newsroom systems.

Already implemented by leading broadcast groups and sports networks such as Sinclair Broadcast Group and the NHL Network, BlueNet minimizes the cycle time from creation to air, ensuring very fast news and sports workflows. Order management tools allow producer driven content to move smoothly into a rundown, and easily accessible templates enable instant and efficient collaboration in preparing graphics. For stations supporting multiple networks and broadcasts, BlueNet facilitates the fast, simple application of custom graphics packages across shared assets or a common rundown. As a result, a station group can maintain a single rundown for a news broadcast and, with a few clicks of a button, adapt the rundown with a whole new channel- and network-specific look in seconds. This comprehensive workflow provides the stability and reliability that customers have come to expect of a Chyron-based solution.

Creative Services

Chyron Creative Services, comprised of graphics professionals from around the globe, enables us to offer a complete, end-to-end Chyron graphics creation-to-playout workflow. Creative Services provides graphic design implementation and data-binding services for customers of our traditional hardware systems, for the networked CAMIO environment and for our Axis hosted services. We offer an array of options, from single-facility graphics creation to enterprise-wide graphics packages for sports, news and other high-profile broadcasts.

Our graphic designers and implementers have extensive experience in high-profile broadcasting environments with Chyron systems and software and packages are built using Chyron's advanced creation tools. Our creative services professionals work closely with broadcasters to integrate graphic designs and external data sources into their branding and workflows along with providing customized training and support.

These professionals and our unique and specialized services enable our customers to get more out of their Chyron systems and resources, especially in the face of dwindling budgets. Creative Services has been generating a growing revenue stream by producing comprehensive graphics packages and implementation services for sports, news and other high-profile broadcasts from the FIFA™ World Cup to the Olympic Games, from local news to international events.

Creative Services also serves our in-house needs, maintaining and enhancing our brand through the production of product demonstration graphics, digital and printed marketing materials and graphics for our web site.

Chyron Development Strategy

Our goal is to provide a centralized, fully-integrated and collaborative creation environment for our clients. We continually seek to leverage the latest advances in technology and workflow design to provide complete, streamlined solutions in an integrated environment that encourages creativity and allows the software to take care of the more repetitive, time-consuming tasks. We have developed modular suites of systems and software that we believe fulfill the requirements of our customers and a wide variety of potential customers, from small college stations to major market facilities, national and global networks, and various multimedia outlets.

We continue to offer new and evolving products, with a focus on tight integration among our existing systems, hosted services, and external systems and software. We have focused our development toward the following goals:

Expanding Geographical Markets.  We have been working to develop new technologies and product structures to enable global expansion of our markets. This includes advanced language support required for emerging markets, new product platforms to lower the cost of entry into these markets and efforts for localized user interfaces. For example, our development of new platforms and products that provide a globally friendly platform for real-time graphics play-out allows us to address an entirely new market and price point. Our Axis World Graphics services are also expanding into overseas markets.

Extending Our BlueNet Workflow.  Our BlueNet workflow is a key component of our product offering. It is a highly refined workflow that leverages our Axis World Graphics hosted services, asset management solution, newsroom integration tools, playout control and real-time 3D graphic systems to provide a complete self-service graphics creation and playout solution. Customers using our BlueNet workflow significantly reduce the time to air, production steps and overall effort to produce and air a television broadcast. We continue to broaden the reach of BlueNet by extending the workflow to include post production with the addition of our MediaMaker rendering servers and non linear editing plugins for many editing platforms. We are also extending BlueNet to meet the demanding needs of social media integration into broadcast with new software applications for social media moderation called Shout and Engage, our new hosted services platforms for social media data aggregation and integration of broadcast workflows into second screen content management.

Enhancing Our Core Technologies.  We are investing significant efforts in our core technologies and products. Channel Box, our graphics branding product line, continues to expand in capabilities and bring graphics abilities to the channel branding market. We are also launching new versions of our Axis World Graphics services. Further enhancements in our newsroom integration tools will allow advanced collaboration between stations in large stations groups. New platform development will enable us to meet the needs of IP Streaming applications and provide new product lines at a wider range of price points.

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

A critical component of our sales strategy is the development of effective product and workflow demonstrations. We believe that the ability to conduct successful demonstrations is important in proving the reliability and innovation of our products, and results in the retention of existing customers and the acquisition of new business.

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

Product Managers interface with all of our departments, including working closely with the engineering department by framing development goals and by providing Software Quality Assurance (SQA) with real-life test materials and scenarios; providing production with the deliverables required to be met before a product can ship; supporting sales and marketing by producing collateral including podcasts, product information sheets, system diagrams, tutorials and white papers; and training our support team so that they can effectively respond to customers.

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

We provide our customers with hardware, software and performance maintenance contracts and spare parts. We believe that support contracts and an easily available spare parts supply facilitate customer satisfaction.

Warranty

We generally provide one-year warranties on all of our products. There may be, in certain instances, exceptions to these terms. A provision is made in our financial statements to estimate the warranty cost in products sold based on historical actual results.

Training

Proper training is essential for the success of our customers, and in certain instances, e.g., CAMIO and Axis, training is a mandatory, itemized component of our service offerings. We offer a comprehensive course catalog, with scalable and fixed-duration training courses tailored to varying levels of proficiency and generally consisting of a mix of classroom discussions and hands-on training. Training courses are held at our Melville, NY headquarters or on site at the customer's facility, as required. We make training available to a wider user base by offering online video conferencing courses in which users can participate in interactive instruction.

Manufacturing

Our final assembly, system integration and test operations are located at our headquarters in Melville, NY. We use third-party vendors to manufacture and supply many of our hardware components and sub-assemblies. We rely on a limited number of suppliers for major hardware components. We continually review product specifications in order to diversify the sourcing of critical components. With our current architecture, we use many "off-the-shelf" components. This not only permits us greater flexibility in sourcing of components, but also provides higher gross margins on our products due to lower costs achieved through competitive sourcing and greater commonality of components among our products.

Research and Development

Our research and product development has primarily been focused on the revitalization and further extension of our core products, including the continuing integration and development of Axis services. During 2012 and 2011, we spent approximately $7.4 million and $6.8 million, respectively, for research and development for new and existing products, all of which is company funded.

Customers

There were no customers that individually represented in excess of 10% of our consolidated revenues for 2012 or 2011.

Competition

The markets for our graphics products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products, new technologies and significant price erosion are all features of the industry in which we operate.

The explosion of alternative media outlets, characterized by the accelerated use of online and social media resources for information, entertainment and business and the ubiquitous presence of personal mobile devices, has opened new markets for us and our competitors. We have aggressively pursued these opportunities by providing our clients with the ability to create and distribute media assets from any web access point, with an integrated environment that we believe is not available from our competitors.

We are currently aware of several major and a number of smaller competitors. We believe the competitive factors in our market include product pricing, features, ease of implementation and use, integration with workflow and third-party systems, and the quality of customer support. We believe our primary competitors are Vizrt Ltd., Harris Corporation's Inscriber subsidiary, Miranda Technologies, Pixel Power, Orad Hi-Tec Systems Ltd., Avid Technology, Inc. and Ross Video Ltd. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which we operate, or may operate, are dominated by established vendors.

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

Our registered trademarks for our current product line are Chyron, The Company The Whole World Watches, HyperX, Lyric PRO, CAMIO, MediaMaker, ENGAGE, SHOUT, CODI, Intelligent Interface, WAPSTR, ChyTV, ChyAlert, iNFiNiT!, MAX!>, and MAXINE!. We review our trademark registrations regularly and renew the terms if we deem appropriate based on current usage of the respective trademark. We also have rights in trademarks and service marks that are not federally registered. We do not have registered copyrights on any of our intellectual property.

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

In addition, we ensure that our products are in compliance with Restriction of Hazardous Substances (RoHS) regulations, which were implemented in the European Union. Maintaining compliance involves providing such specifications to the manufacturers of our proprietary components, as well as acquiring certifications of compliance from our third-party vendors.

Substantially all of our manufacturing is outsourced and we purchase completed components and assemblies from our suppliers. Consequently, our processes do not involve hazardous substances and we have not incurred and do not anticipate incurring any expenses associated with environmental laws.

Employees

As of December 31, 2012, we employed 111 persons worldwide. None of these employees are represented by a labor union.

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

We maintain Internet sites at www.chyron.com, www.chytv.com and www.axisgraphics.tv. We make available, free of charge, through the "Investors" section of our www.chyron.com website, our SEC filings as soon as reasonably practicable after these reports have been electronically filed with or furnished to the SEC. Our websites and the information contained on them or connected to them shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

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

Our revenues have fluctuated in the past and may do so in the future. In addition, our revenues may not follow any past trends. Our financial results depend on many factors and may fail to meet our expectations for a number of reasons. A variety of factors could cause our revenues to fluctuate, including decreased capital spending by our customers, the financial health of our customers, changes in customer demand for our products, changes in our product mix, the need for continual, rapid new product introductions, our degree of success in executing our strategy to develop and market web-based content creation solutions, quality and market acceptance of new products and services, competitive pricing pressures, the cyclical nature of the broadcast industry and other markets in which our products and services are sold, and economic conditions affecting our customers and us. Any failure to meet expectations could have a material adverse effect on our business, financial condition and results of operations.

If we fail to successfully continue to expand our Axis graphics solution or to develop, introduce and sell new products and services, then we may be unable to compete effectively in the future.

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market our Axis graphics creation and order management services, other new products employing the latest technologies, including graphics systems and software that continues to replace our legacy products and older graphics systems, as well as hosted applications that meet the rapidly evolving requirements of our customers. Our success increasingly depends on the ability to cement our position in new segments of the broadcast market with our graphics offerings, including workflow solutions and asset management, channel branding, and Axis graphics online content creation and order management services. In recent years, sales of our graphics systems/CG products, channel branding systems and clip servers have resulted in part from the increasing implementation of HD and emerging implementation of 3D stereoscopic production by the broadcast facilities. We expect, however, that demand for these products may decline when implementation of HD is completed by a larger percentage of broadcasters. If any of the following occur, then our business, financial condition and results of operations may be materially harmed:

•	our broadcast customers do not continue to order our products at the same rate or in the same quantities following their transition to HD, or their budgets for such products are reduced or eliminated;
•	we fail to increase sales of our Axis graphics solutions in sufficient amounts to offset any declines in sales of our traditional broadcast products;
•	we fail to complete and introduce new product designs and services in a timely manner;
•	we are unable to have these new products manufactured or developed according to design specifications;
•	our customers do not perceive value in our new offerings and demand deep discounts;
•	we do not open the appropriate marketing/sales channels for our hosted and non-broadcast products;
•	our sales channels do not create adequate demand for our products; or
•	market demand for our new products and services does not develop as anticipated.

If we are unable to keep up with rapid change in our industry, our business may suffer.

The markets for our products are characterized by rapidly changing technology, evolving industry standards and frequent new product introductions, enhancements and changes in workflow by our customers, our customers' other vendors and our competitors. Due to technological advancements and changes in industry standards, our products may become obsolete or the prices at which we can sell them may decline. Future technological advances in the television, video and multimedia industries may result in the availability of new products or services that could compete with our products or require us to reduce the price of our existing products or services. The availability of competing or less expensive products could cause our existing or potential customers to fulfill their needs more effectively and cost-efficiently with products other than ours.

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

We have recorded $2.6 million of goodwill and intangible assets on our balance sheet as of December 31, 2012. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a negative effect on our results of operations.

We have incurred net losses in recently completed fiscal years and we may continue to incur net losses in future periods.

The losses that we have incurred in recently completed fiscal years, among other things, adversely affect our shareholders' equity and working capital. These losses, and the principal factors or components underlying them, are discussed in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report on Form 10-K. We cannot be certain when, or if, our operations will be profitable or, if we become profitable whether profitability can be sustained.

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

Since our systems are Microsoft® Windows®-based, we are vulnerable to issues that arise, both anticipated and unanticipated, whenever a current version of Windows is updated or a new version of Windows is released. When a Windows update is released, Lyric, other Chyron applications and/or the graphics systems of our customers may fail to function correctly or at all. Consequently, we incur expenditures conducting an investigation and subsequently, devising a solution. This can be a time- and capital-consuming process. When a new version of Windows is released, we are forced, against our schedule, to rigorously test all of our software and systems using the new version, investigate malfunctions and re-engineer our software where necessary. This financial and labor expenditure is required in order for us to have the ability to officially represent our software and systems as supporting a specific version of Windows. Our revenues and our market share will decline if we do not continue to develop and exploit the compatibility of our products with Windows. Microsoft's newest versions, Windows 7 and 8, have not yet been validated with our proprietary systems, although they can be used with selected offline software and hosted applications. We are currently under an agreement with Microsoft to continue the use of an OEM version of Windows XP® until we have validated and tested Windows 7 and 8 with our software.

Because we rely on the implementation of our software and services in Windows and other operating systems, we are exposed to the vagaries of individual systems or installations in which hardware and/or software may interfere with the operation of our software and systems, or be interfered with by our software and/or systems, and our systems may face exposure to computer viruses. For example, because our Axis World Graphics applications are accessed via an Internet web browser, we are required to test Axis within multiple web browsers including Internet Explorer® and Safari® running on both current and legacy Windows and Apple® operating systems. We may spend a significant amount of time and resources ensuring that Axis functions properly on a wide range of systems and within the various operating systems and browsers, and making necessary revisions to Axis to enable compatibility with new versions of these systems. Commissioning our systems, software and services in these situations can consume time and resources beyond original estimates and consequently reduce our profit margins. If we are unable to continue offering our products on the latest versions of these browsers and operating systems, then we will not be able to generate sales of these products, and our business, financial condition and results of operations will be harmed.

We may not successfully develop strategic relationships that may be important to our business.

We believe the formation of strategic relationships will be important to our broadcast and online SaaS offerings. The inability to find strategic partners or the failure of any existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

•	maximize visibility and adoption of our products and services through distribution arrangements;
•      enhance our brand;
•      expand the range of commercial activities based on our technology; and
•      increase the performance, functionality and utility of our products and services.

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

We operate in a highly competitive environment and industry and we may lack the resources needed to capture increased market share.

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

Our business will suffer if our network systems fail or become unavailable or if security breaches and other disruptions compromise our information.

In the ordinary course of our business, we collect and store sensitive data in our data centers and on our networks, including intellectual property, our proprietary business information and that of our customers, suppliers and business partners, and personally identifiable information of our employees. A reduction in the performance, reliability and availability of our network infrastructure would harm our ability to distribute our products and services to our users, as well as our reputation and ability to attract and retain users and content providers. Our systems and operations could be damaged or interrupted by fire, flood, power loss, telecommunications failure, Internet breakdown, earthquake and similar events. Our systems could also be subject to viruses, break-ins, sabotage, acts of terrorism, acts of vandalism, hacking, cyber-terrorism and similar misconduct which could result in unintentional disclosure of proprietary, sensitive or confidential information. Such unauthorized access could expose us, our customers or the individuals to a risk of loss or misuse of information, resulting in litigation or potential liability for us. Although we offer redundant configurations for some of our systems and co-locations of our servers to protect our Axis World Graphics hosted services, we do not offer fully redundant configurations across the entire product line, nor do we have a formal disaster recovery plan. We might not carry adequate business interruption insurance to compensate us for losses that may occur from a system outage. Any system error or failure that causes interruption in availability of products or services or an increase in response time could result in a loss of potential or existing customers or content providers, which could have a material adverse effect on our business, financial condition and results of operations. If we suffer sustained or repeated interruptions, then our products and services could be less attractive to our users and our business would be materially harmed.

We depend upon third-party dealers to market and sell our products and services and they may discontinue sale of our products and services, fail to give our products and services priority or be unable to successfully market, sell and support our products and services.

During 2012, 35% of our sales were made to third-party dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives who will be able to sell and support our products and services effectively.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products and services.

Sales to customers located outside the United States accounted for 33% of our total sales in 2012 and 32% of our total sales in 2011. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

•	managing foreign dealers and foreign customers, which may be state corporations or government agencies;
•	staffing and managing foreign branch offices;
•	political and economic instability;
•	foreign currency exchange fluctuations;
•	changes in tax laws, tariffs, environmental directives, freight rates and governmental royalties;
•	timing and availability of export licenses;
•	changes in laws and policies governing operations of foreign-based companies;
•	inadequate protection of intellectual property rights in some countries;
•	longer collection cycles for accounts receivable payment cycles and difficulties in enforcing contracts;
•	obtaining governmental approvals for certain products; and
•	technical standards which may differ and/or be more stringent that those of the United States, and would cause us to incur expenses associated with obtaining required certifications.

In 2012, we denominated sales of our products in foreign countries exclusively in U.S. dollars and British Pounds Sterling. As a result, any increase in the value of the U.S. dollar relative to the local currency of a foreign country would increase the price of our products in that country so that our products become more expensive to customers in the local currency of that foreign country. As a result, sales of our products in that foreign country may decline. To the extent any such risks materialize, our business, financial condition and results of operations would be materially harmed.

If we are not able to retain our current senior management team or continue to attract and retain qualified technical and business personnel, our business will suffer.

We depend on the members of our management team for our business success. The loss of any one member of our senior management team, including, in particular, Michael Wellesley-Wesley, our President and Chief Executive Officer, Jerry Kieliszak, our Senior Vice President and Chief Financial Officer and Kathleen Power, our Senior Vice President, Worldwide Sales, could result in a significant loss in the knowledge and experience that we, as an organization possess and could cause significant delays, or outright failure, in the development and commercialization of our products, and could hinder the operation of our business. We have employment agreements with Mr. Wellesley-Wesley and Ms. Power, both of which extend through December 2013. The agreements may be terminated either by us or by Mr. Wellesley-Wesley or Ms. Power, with or without consent. Mr. Kieliszak is employed on an at-will basis pursuant to an offer letter executed at the time he commenced employment with us. Mr. Kieliszak is party to a severance agreement with us. Messrs. Wellesley-Wesley and Kieliszak are parties to change-in-control agreements with us. The loss of the services of any of these individuals may delay or prevent us from achieving our objectives.

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

Protection of intellectual property rights is crucial to our business, because that is how we prevent others from copying innovations that are central to our existing and future products. Our success also depends, in part, upon our ability to operate without infringing upon the rights of others. We rely on a combination of methods to protect our proprietary intellectual property, technology and body of knowledge, such as:

•      trade secret laws;
•      copyright law;
•      trademark law;
•      patent law;
•      contractual provisions;
•      confidentiality agreements; and
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

At December 31, 2012, we had cash and cash equivalents of $2.5 million and working capital of $3.7 million. We have a credit facility from a U.S. bank which expires August 12, 2013. The credit facility, as modified in March 2013, provides for a $2.0 million revolving line of credit with an advance rate of up to 80% of eligible accounts receivable, less the amount outstanding under our term loan. We believe that cash on hand, net cash expected to be generated in the business, and the amount available under our line of credit, will be sufficient to meet our needs for at least the next twelve months if we are able to achieve our planned results of operations and retain the availability of credit under our credit facility. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products and services, respond to competitive pressures and satisfy our existing and any new obligations that may arise. We could be in default under our credit facility with our bank if: (i) we fail to make payment of principal and interest when due; (ii) we fail to provide to our bank required financial statements, reports and certificates; fail to timely file all required tax returns and pay timely; fail to maintain required insurance policies at levels acceptable to the bank; fail to maintain our primary operating bank accounts with the bank; fail to meet our financial covenants or fail to comply with the required negative covenants; (iii) we incur a material adverse change in our business, operations or condition or if there is a material impairment in the perfection of the bank's lien on the collateral supporting the credit facility; (iv) we become insolvent; (v) are issued a judgment for payment of $200,000 or more net of insurance recovery if any; and (vi) other events of default as described in our Loan and Security Agreement, as amended, with our bank. In the event of default, the bank's remedies include any or all of the following:  (i) declare all outstanding obligations, including unpaid principal and interest on our equipment term loan, due and payable; (ii) stop advances or credit under the credit facility; (iii) require that we deposit cash equal to any outstanding letters of credit; (iv) terminate any foreign exchange forward contracts; (v) dispose of collateral adequate to repay the bank any amounts owed to it; and (vi) take additional measures, as outlined in the Loan and Security Agreement, as amended, to protect the bank's interests. For example, due to the significant charge of $19.5 million that we took in 2012 to increase the valuation allowance for deferred taxes, we were in violation of our tangible net worth requirement, for which we obtained a waiver. Additional financing may not be available on terms favorable to us, or at all. Capital is critical to our business, and our ability to raise capital in the event that losses use our available cash would have a material adverse effect on our business, financial condition and results of operations.

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

Our officers, directors and 5% or more shareholders, together control approximately 41% of our issued and outstanding common stock as of February 15, 2013. As a result, these shareholders, if they act together, will be able to significantly influence the management and affairs of our company and all matters requiring shareholder approval, including the election of directors and approval of significant corporate transactions. This concentration of ownership may have an effect on any potential change in control or other business combination and might affect the market price of our common stock. This concentration of ownership may not be in the best interest of our other shareholders.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2012, there were 4.7 million potentially dilutive shares that would be issuable if all outstanding common stock options were exercised and all restricted stock units were vested, plus an additional 0.8 million shares available for grant under our stock incentive plan. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

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

If we fail to stay in compliance with all applicable NASDAQ Global Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. For example, on November 7, 2012, we received a notice from the Listing Qualifications Department of the NASDAQ Stock Market LLC, or NASDAQ, that our common stock had not met the $1.00 per share minimum bid price requirement, or the Minimum Bid Price Requirement, for the last 30 consecutive business days pursuant to NASDAQ Listing Rule 5450(a)(1) and that, if we were unable to demonstrate compliance with this requirement during the applicable grace periods, our common stock would be delisted after that time. In January 2013, we received a notice from NASDAQ that we had regained compliance with the Minimum Bid Price Requirement for continue listing on NASDAQ, as the bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days.

Although we have regained compliance with Minimum Bid Price Requirement, it is possible that we could fall out of compliance again in the future. If we fail to meet all applicable NASDAQ Global Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

The price of our common stock may be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in our liquidity and operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products or services introduced by us or our competitors, and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2011 through February 15, 2013, the price of our common stock has ranged between $0.48 and $3.40. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock.

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

ITEM 3.    LEGAL PROCEEDINGS

We received a letter of notification, dated March 10, 2011, from counsel for Turner Broadcasting System, Inc., Turner Network Television, Inc., Cable News Network, Inc., and The Cartoon Network, Inc. ("Turner") alleging that we are obligated to indemnify Turner as a result of a patent infringement action filed against Turner by Multimedia Patent Trust ("MPT") in the United States District Court for the Southern District of California. Chyron supplies various products to Turner. We have notified Turner that its request is without merit. We believe Turner's request for indemnification lacks merit because our products do not infringe any of MPT's patents and we are not obligated to indemnify Turner for those portions of our products that are allegedly involved. Should any of such parts of our products be found to be infringing, then indemnification should lawfully be sought from our outside supplier of such parts and not Chyron. We have denied Turner's request. Based on our current knowledge, we believe that the amount of reasonably possible loss or range of loss is not reasonably estimable. Moreover, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon our financial condition and results of operations.

We are not a party to any other legal proceedings that we believe will have a material impact on our business, financial condition, results of operations or liquidity.

ITEM 4.    MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

Market Information

Our common stock trades on The NASDAQ Global Market under the symbol "CHYR." The high and low sales prices of the Company's common stock, as reported by NASDAQ, for each full quarterly period for the two most recent fiscal years, were as follows:

Price Range of Common Stock

	High	Low
Year ended December 31, 2012
Fourth quarter	$1.02	$0.48
Third quarter	1.42	0.80
Second quarter	1.90	1.33
First quarter	2.00	1.33

Year ended December 31, 2011
Fourth quarter	$2.02	$1.17
Third quarter	2.80	1.86
Second quarter	2.65	1.91
First quarter	3.40	1.94

Shareholders

As of February 15, 2013, there were approximately 7,000 shareholders of record of our common stock.

Dividends

We have not declared or paid any cash dividends since 1989. We currently plan to retain any future earnings, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, under the credit agreement with our lender, we are not permitted to pay any dividends without the bank's consent.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The following graph compares the cumulative 5-Year total return to shareholders on Chyron Corporation's common stock relative to the cumulative total returns of the Russell MicroCap index, and a customized peer group of two companies that includes: Avid Technology Inc. and VIZ RT Limited AG. The graph assumes that the value of the investment in the company's common stock, in the peer group, and the index (including reinvestment of dividends) was $100 on December 31, 2007 and tracks it through December 31, 2012.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Chyron Corporation, the Russell MicroCap Index, and a Peer Group

$120
$100
$80
$60
$40
$20
$0
12/07
12/08
12/09
12/10
12/11
12/12
Chyron Corporation
Russell MicroCap
Peer Group

*$100 invested on 12/31/07 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright© 2013 Russell Investment Group. All rights reserved.

	12/07	12/08	12/09	12/10	12/11	12/12

Chyron Corporation	100.00	27.52	38.17	40.37	25.51	13.03
Russell MicroCap	100.00	60.22	76.77	98.95	89.77	107.50
Peer Group	100.00	39.71	49.05	63.08	34.77	37.58

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

Overview

We operate in a worldwide TV market that continues to be persistently price competitive, and where customer demand for purchases of new graphics systems, products and services remains subdued. While our customers are experiencing some degree of recovery in their advertising revenues, they continue to emphasize cost containment and this is reflected in their capital spending.

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

From time to time, management may selectively pursue strategic acquisition opportunities that we believe will provide effective means to broaden our product lines, expand our market coverage or provide other synergistic benefits.

Results of Operations

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Net sales. Revenues for the year ended December 31, 2012 were $30.2 million, a decrease of $1.4 million, or 4%, from the $31.6 million reported in the year ended December 31, 2011. Of these amounts, North American revenues were $21.2 million in the year ended December 31, 2012 as compared to $24.3 million in the year ended December 31, 2011. Revenues derived from other international regions were $9.0 million in the year ended December 31, 2012 as compared to $7.3 million in the year ended December 31, 2011.

Revenues, by type, are as follows (in thousands):

		% of		% of
	2012	Total	2011	Total
Product	$21,674	72%	$23,877	76%
Services	8,548	28%	7,710	24%
	$30,222		$31,587

We have experienced a decrease in our product revenue stream as a result of delays in spending as broadcasters emphasize cost control and reschedule their capital expenditures. This decline was experienced in North America and overall in Europe where the economy has stalled. However, the effect of the slow economy in Europe was offset by a major installation we performed at a U.K. customer that, in total, accounted for the flat revenue level year over year. We experienced revenue growth in our Asian and Latin American markets from several major program upgrades.

Our services revenues have grown 11% in 2012 as compared to 2011. This growth is primarily attributable to increased sales of software and hardware maintenance contracts for our broadcast graphics products, training and commissioning, and increases in revenue from our Axis World Graphics services.

Gross profit.  Gross margins for the years ended December 31, 2012 and 2011 were 69% and 70%, respectively. The decline in the gross margin percentage of 1% in 2012 as compared to the prior year, is attributable to product mix, primarily the decline in product revenues. Absent this effect, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative ("SG&A") expenses are as follows (in thousands):

	Years Ended
	December 31,
	2012	2011
Sales and marketing	$13,008	$12,537
General and administrative	4,201	4,750
	$17,209	$17,287

The increase in sales and marketing expenses in 2012, compared to 2011, is due to additional compensation and related direct costs of increasing our senior sales, marketing and support staff. As planned, we made strategic hires in key sales positions and expanded our sales and marketing efforts overseas. In addition, key positions were filled in professional services as we increased our emphasis on services that complement our products business.

The general and administrative ("G&A") expenses for 2011 include higher legal and lawsuit settlement costs of approximately $0.3 million relating to a lawsuit that was settled in 2011. In addition, 2011 includes recruiting and executive search costs of $0.1 million and compensation related costs of $0.1 million for an executive position that was vacated. Since these costs did not recur in 2012, we experienced a decline in our 2012 G&A expenses as compared to 2011.

Research and development expenses. Research and development ("R&D") expenses increased to $7.4 million in the year ended December 31, 2012 compared to $6.8 million in the year ended December 31, 2011. The majority of the increase in R&D spending in the year resulted from the efforts associated with a new version of Axis World Graphics, the integration of Axis with our graphics products and systems and other planned product introductions.

Interest expense. Interest expense declined slightly in the year ended December 31, 2012 as compared to 2011. This decrease was attributable to lower outstanding balances on our term loans. In May 2012, we made the final payment on our initial term loan that was originated in 2009. In the following months, there were no borrowings outstanding until the fourth quarter of 2012 when two advances were made on a new term loan resulting in interest expense of $5 thousand.

Other income, net.  The components of other income, net are as follows (in thousands):

	2012	2011
Foreign exchange transaction gain	$13	$16
Other	2	-
	$15	$16

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that this risk is not material to our near-term financial position or results of operations.

Income tax expense, net. In the years ended December 31, 2012 and 2011 we recorded income tax expense of $18.5 million and $2.3 million, respectively. Included in each year was an increase to our valuation allowance for deferred taxes of $19.5 million and $2.7 million in 2012 and 2011, respectively. Accounting standards require that we continually assess the likelihood that our deferred taxes will be realizable. In making such assessments, all available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. Significant weight is given to evidence that can be objectively verified. In the third quarter of 2011, it was determined, based on management's estimate of book income and the uncertainty of the timing of future taxable income, that it was more likely than not that we would not realize a portion of our net operating loss carryforwards that were scheduled to expire at the end of 2012, and recorded a valuation allowance against our deferred tax assets and recorded a corresponding charge to results of operations of $2.7 million.

In 2012, using the same standard, we considered the fact that we incurred another loss in fiscal 2012, in addition to the consecutive losses in recent preceding fiscal years. Also in 2012, approximately $7.5 million of federal net operating losses expired unutilized. These negative factors, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was required. Accordingly, we concluded that a full valuation allowance was required and a charge to results of operations of $19.5 million was recorded. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation will be adjusted accordingly.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

We have elected not to report our results of operations for the fiscal year ended December 31, 2010, or to include a discussion of our results of operations for such period compared to 2011, in reliance upon Instruction 1 to Item 303(a) of Regulation S-K. Investors are urged to read our Annual Report on Form 10-K for the fiscal year ended December 31, 2011 for this information.

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2012, we had cash and cash equivalents on hand of $2.5 million and working capital of $3.7 million. In 2012, we used approximately $1.7 million in net cash for operations. This was primarily caused by the net loss incurred.

Also, during the year ended December 31, 2012, we made contributions to our pension plan totaling $0.89 million, including a $0.39 million contribution in order to exceed an 80% funding level, measured at January 1, 2012. Based on current assumptions, we expect to make contributions to our pension plan of $0.3 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $5.3 million and $4.1 million at December 31, 2012 and December 31, 2011, respectively. Our investment strategy remains the same and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

In August 2012, we entered into a loan modification agreement and amended our loan and security agreement (the "Credit Facility") with Silicon Valley Bank ("SVB") to extend the term of the Credit Facility to August 12, 2013, to increase the revolving line of credit (the "Revolving Line") from $1.5 million to $3.0 million, and to add a term loan facility that could be used to purchase equipment up to $1.0 million (the "Term Loan"). At December 31, 2012, available borrowings under the Revolving Line were approximately $2.7 million but no borrowings were outstanding. Advances under the Term Loan were available to be drawn until December 31, 2012 in minimum amounts of $0.25 million. During the fourth quarter of 2012, we took two advances of $0.35 million each from the Term Loan and the balance outstanding at December 31, 2012 was $0.68 million. The Term Loan bears interest at Prime +2.25% (6.25% at December 31, 2012) and principal and interest will be repaid over thirty months.

Pursuant to the Credit Facility, we were required to maintain financial covenants based on an adjusted quick ratio ("AQR") of at least 1.2 to 1.0, measured at each calendar month-end, and minimum tangible net worth of $18.5 million, increased by 60% of the sum of the gross proceeds received by us from any sale of our equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined in the Credit Facility). Due to the significant charge of $19.5 million taken in the fourth quarter of 2012 to increase the valuation allowance for deferred tax assets, we failed the tangible net worth covenant at December 31, 2012, and obtained a waiver from SVB. Additionally, in March 2013 we entered into a loan modification agreement and amended our loan and security agreement (the "Revised Credit Facility") with SVB to modify a financial covenant and decrease the Revolving Line amount. The existing expiration date of the facility remained at August 12, 2013. The same as the Credit Facility, the Revolving Line bears interest at a floating annual rate equal to Silicon Valley Bank's prime rate ("Prime") +1.75%, and the AQR financial covenant remains at 1.2x. The tangible net worth covenant was replaced by a maximum EBITDA loss/profitability covenant (tested at end of each quarter) effective with the first quarter of 2013. The Revolving Line was reduced from $3 million to $2 million, and available borrowings under the Revolving Line was changed from 80% of eligible accounts receivable to 80% of eligible accounts receivable less the amount of principal outstanding under the Term Loan. Additionally, if the Company's AQR falls below 1.5x at any month-end during the remaining term of the facility, then any borrowings under the Revolving Line will be repaid by SVB applying collections from the Company's SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account. As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of December 31, 2012 were as follows (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Operating lease obligations	$ 4,700	$ 689	$ 1,382	$ 1,433	$ 1,196
Pension obligations (1)	4,151	278	3,873
Purchase commitments for inventory	2,331	2,331
Commitment for hosting services	2,619	616	1,849	154
Term Loan (2)	677	280	397
Capital lease obligations	44	20	24
Total	$14,522	$ 4,214	$ 7,525	$ 1,587	$ 1,196

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

Common Stock in our 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make discretionary matching contributions. The discretionary matching contribution is currently two thirds of the first 6% of qualifying compensation up to the IRS limits for tax-deferred employee contributions. We have the option of making the matching contribution in cash or through the issuance of Company stock. During 2012 and 2011, we issued 233 thousand and 130 thousand shares, respectively, of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $288 thousand and $265 thousand, respectively. A participant in the 401(k) plan has 15 investment choices.

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

Revenue Recognition

We recognize revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed and determinable, and collectability is reasonably assured. This condition is normally met when the product has been delivered or upon performance of services. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

We also enter into arrangements that contain multiple elements such as equipment, installation and service. For multiple-element arrangements, revenue is recognized based on an allocation of the total amount of the arrangement to each deliverable based on fair value. Fair value is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. Our best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, competitor pricing pressures and other factors contemplated in negotiating the arrangement with the customer.

Revenue from training, commissioning and services is recognized upon the performance of services. We also provide one year maintenance contracts with certain equipment sales and defer a portion of the revenue from the equipment sale based on the relative fair value as determined above. Multiple year maintenance contracts are also offered. Deferred maintenance revenue is recognized ratably, on a straight line basis over the contract period, generally one to three years.

In connection with our on-line web-based solutions, we recognize revenue on a monthly basis for use of our subscription based products. We recognize set-up or other up-front fees, if any, ratably over the longer of the contract or the expected customer relationship period, generally one to three years.

Approximately 35% of 2012 consolidated revenues were made to third-party dealers, independent representatives and system integrators (collectively, dealers). We recognize revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

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

We recognize tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A tax benefit occurs when the actual tax benefit realized by us upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that we had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, we follow the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

We recognize the financial statement impact of tax provisions, taken or expected to be taken, utilizing a more-likely-than-not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense. At December 31, 2012, there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

Goodwill

We assess the possible impairment of goodwill at least annually, on October 1, at the reporting unit level. We have determined that the reporting unit is the single operating segment disclosed in our current financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest. Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if we encounter events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. At the established testing date, the fair value of equity on a controlling basis (that is after addition of an estimated 55% control premium) was 20% greater than our book value of equity. At December 31, 2012 the fair value of equity on a controlling basis was 850% greater than our book value of equity. The increase in our fair value of equity on a controlling basis as a percentage of book value of equity increased at the end of the year primarily due to the decrease in the book value of equity as a result of the additional valuation allowance recorded for our deferred tax assets. We monitor changes in our closing market price and its effect on average control-premium adjusted value of equity, and its relationship to average book value, on an interim basis during the year.

Retirement-Related Benefits

Pension expense for the defined benefit pension plan and the determination of future pension obligations are determined based upon a number of actuarial assumptions. The assumptions are based on historical rates of inflation and investment performance, target asset allocations and projected rates of compensation increase. Year-end discount rates were developed from a major bank pension index that matches expected benefit payments under the defined benefit pension plan. We determine our expected rate of return on plan assets from the plan assets' historical long-term investment performance, current asset allocation and estimates of future long-term returns by asset class. These assumptions are reviewed annually by us with input from our actuaries and investment advisors. In the event that actual results differ from the actuarial assumptions, or the fair value of the underlying assets change, the funded status of the defined benefit plan may change and any such change could result in a charge or credit to equity and an increase or decrease in future pension expense and cash contributions.

Share-Based Compensation

Our share-based compensation programs consist of grants of share-based awards to employees and non-employee directors, including stock options, restricted stock, restricted stock units and other equity awards. The estimated fair value of these awards, including the effect of forfeitures, is charged to income over the requisite service period, which is generally the vesting period.

The fair value of stock options is estimated at the grant date using the Black-Scholes option valuation model which requires us to make assumptions about the expected life of options, stock price volatility, risk-free interest rates and dividend yields. The fair value of restricted stock units is based on the closing market value of our common stock on the date of grant. Although we believe our judgments, estimates and/or assumptions related to share-based compensation are reasonable, making material changes to such judgments, estimates and/or assumptions could affect our financial results.

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

Special Note Regarding Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company's future prospects and make informed investment decisions. This Annual Report on Form 10-K contains such "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. These statements may be made directly in this Annual Report on Form 10-K, and they may also be made a part of this Annual Report by reference to other documents filed with the SEC, which is known as "incorporation by reference." Such statements in connection with any discussion of future financial performance, liquidity and capital resources, business prospects, technological developments, changes in the industry, new products, research and development activities and similar matters are identified by use of words such as "may," "anticipate," "estimate," "expect," "project," "intend," "plan,"

"believe," and other words and terms of similar meaning. Such statements are based on management's expectations and are subject to certain factors, risks and uncertainties that may cause actual results, outcome of events, timing and performance to differ materially from those expressed or implied by such forward-looking statements.

These risks include, but are not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified technical and business personnel; our ability to expand our Axis online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our Axis online graphics services, workflow and asset management solutions; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; our ability to develop strategic relationships; competitors with significantly greater financial resources; new product and service introductions by competitors; periods of industry-wide, surface-mount components shortages; dependence on a limited number of suppliers of surface-mount components; dependence on third-party dealers to market and sell our products and services; risks associated with international business operations; new laws or regulations pertaining to the telecommunications and television industries; expansion into new markets; and, other factors discussed under the heading "Risk Factors" contained in Item 1A appearing elsewhere in this Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is omitted this year in reliance upon Item 305(e) of Regulation S-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements:	Page

Report of BDO USA, LLP, Independent Registered Public
Accounting Firm	46

Consolidated Balance Sheets at December 31, 2012 and 2011	47

Consolidated Statements of Operations for the Years Ended
December 31, 2012 and 2011	48

Consolidated Statements of Comprehensive Income (Loss) for the Years Ended
December 31, 2012 and 2011	49

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2012 and 2011	50

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2012 and 2011	51

Notes to the Consolidated Financial Statements	52

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
Chyron Corporation
Melville, New York

We have audited the accompanying consolidated balance sheets of Chyron Corporation as of December 31, 2012 and 2011 and the related consolidated statements of operations, comprehensive income (loss), shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chyron Corporation at December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Melville, New York
March 7, 2013

CHYRON CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
Assets	2012	2011
Current assets:
Cash and cash equivalents	$ 2,483	$ 4,216
Accounts receivable, net	5,630	5,727
Inventories, net	2,285	2,132
Deferred taxes	-	2,508
Prepaid expenses and other current assets	626	792
Total current assets	11,024	15,375

Property and equipment, net	1,347	1,620
Intangible assets, net	559	658
Goodwill	2,066	2,066
Deferred taxes	-	15,994
Other assets	119	93
TOTAL ASSETS	$15,115	$35,806

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 3,100	$ 3,847
Deferred revenue	3,637	3,203
Current portion of pension liability	278	783
Current portion of term loan	280	135
Capital lease obligations	20	38
Total current liabilities	7,315	8,006

Pension liability	3,873	2,664
Deferred revenue	1,198	765
Term loan	397	-
Other liabilities	351	329
Total liabilities	13,134	11,764

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding – 17,135,239 and 16,639,704
at December 31, 2012 and 2011, respectively	171	166
Additional paid-in capital	84,539	83,407
Accumulated deficit	(80,404)	(58,103)
Accumulated other comprehensive loss	(2,325)	(1,428)
Total shareholders' equity	1,981	24,042
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$15,115	$35,806

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011

Product revenues	$21,674	$23,877
Service revenues	8,548	7,710
Total revenues	30,222	31,587

Cost of sales	9,319	9,473
Gross profit	20,903	22,114

Operating expenses:
Selling, general and administrative	17,209	17,287
Research and development	7,443	6,775

Total operating expenses	24,652	24,062

Operating loss	(3,749)	(1,948)

Interest expense	(28)	(37)
Other income, net	15	16

Loss before income taxes	(3,762)	(1,969)
Income tax expense, net	(18,539)	(2,277)

Net loss	$(22,301)	$ (4,246)

Net loss per share:
Basic	$ (1.31)	$ (0.26)
Diluted	$ (1.31)	$ (0.26)

Weighted average shares used in computing net loss
per share:
Basic	16,961	16,458
Diluted	16,961	16,458

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Years Ended December 31,
	2012	2011

Net loss	$(22,301)	$(4,246)

Other comprehensive (loss) income:

Deferred pension loss, net of tax of
of $0 and $519, respectively	(910)	(940)

Cumulative translation adjustment	13	(1)

Comprehensive loss	$(23,198)	$(5,187)

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,301)	$ (4,246)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	919	975
Deferred tax asset allowance	19,475	2,724
Deferred income tax benefit	(974)	(495)
Share-based compensation expense	938	1,005
Shares issued for 401(k) match	288	265
Inventory provisions	85	109
Other	(63)	(16)
Changes in operating assets and liabilities:
Accounts receivable	97	(1,586)
Inventories	(238)	(79)
Prepaid expenses and other assets	127	(12)
Accounts payable and accrued expenses	(747)	865
Deferred revenue	867	480
Other liabilities	(164)	(177)
Net cash used in operating activities	(1,691)	(188)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of property and equipment	(546)	(915)
Net cash used in investing activities	(546)	(915)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from term loan	700	-
Payments on term loan	(159)	(325)
Proceeds from exercise of stock options	1	112
Payments on capital lease obligations	(38)	(33)
Net cash provided by (used in) financing activities	504	(246)

Change in cash and cash equivalents	(1,733)	(1,349)
Cash and cash equivalents at beginning of year	4,216	5,565
Cash and cash equivalents at end of year	$ 2,483	$ 4,216

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 15	$ 36
Taxes paid	29	50
Deferred pension loss, net of tax in 2011	910	940

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other
	Common Stock		Paid-In	Accumulated	Comprehensive
	Shares	Amount	Capital	(Deficit)	Income (loss)	Total

Balance at January 1, 2011	16,054	$ 161	$81,793	$(53,857)	$ (487)	$27,610

Net loss				(4,246)		(4,246)

Other comprehensive loss					(941)	(941)

Share-based compensation			1,005			1,005

Shares issued upon exercise of stock
options	105	1	90			91

Shares issued for vesting of restricted
stock units and restricted stock	350	3	255			258

Shares issued for 401(k) match	130	1	264			265

Balance at December 31, 2011	16,639	166	83,407	(58,103)	(1,428)	24,042

Net loss				(22,301)		(22,301)

Other comprehensive loss					(897)	(897)

Share-based compensation			938			938

Shares issued upon exercise of stock
options	2		1			1

Shares issued for vesting of restricted
stock units and restricted stock	261	3	(93)			(90)

Shares issued for 401(k) match	233	2	286			288

Balance at December 31, 2012	17,135	$ 171	$84,539	$(80,404)	$(2,325)	$ 1,981

See Notes to Consolidated Financial Statements

CHYRON CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

Chyron is a provider of Graphics as a Service for on-air and digital video applications including newsrooms, studios, sports broadcasting facilities, and corporate video environments. Chyron's graphics solutions include the Axis World Graphics online content creation software and order management system, on-air graphics systems, clip servers, channel branding, and graphics asset management solutions, and social media editors, all of which may be incorporated into the Company's BlueNet™ end-to-end graphics workflow.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant intercompany amounts have been eliminated.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, stock compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain prior amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash includes cash on deposit, overnight repurchase agreements, and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. Cash and cash equivalents include $1.7 million and $3.7 million of investments in overnight repurchase agreements at December 31, 2012 and 2011, respectively. Repurchase agreements are collateralized by U.S. Treasury and federal agency securities with a fair value of 102% of the securities sold. This credit risk is divided among five financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value.

Accounts Receivable

Accounts receivable are recorded at the invoiced amount and do not bear interest. Accounts receivable are stated net of an allowance for doubtful accounts. Our allowance for doubtful accounts considers historical experience, the age of amounts due, current economic conditions and other factors that may affect customers' ability to pay.

Inventories

Inventories are stated at the lower of cost or market, cost being determined primarily on the basis of FIFO and average cost. The need for inventory obsolescence provisions is evaluated by the Company and when appropriate, reserves for technological obsolescence, non-profitability of product lines and excess quantities are established.

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

Capitalized Software Costs

For development costs related to the Company's on line web-based solutions, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. The Company has not capitalized any software development costs for the years ended December 31, 2012 and 2011.

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

Research, Development and Engineering

Technological feasibility for the Company's products is reached shortly before the products are released to manufacturing. Consequently, costs incurred after technological feasibility is established have not been material, and accordingly, the Company expenses all research and development costs when incurred. The Company re-evaluates the materiality of these costs on an on-going basis. Research and development costs include wages and other personnel costs, material costs and an allocation of certain indirect costs related to facilities.

Long-Lived Assets and Intangible Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. There was no impairment of long-lived assets and intangible assets for the years ended December 31, 2012 and 2011.

Goodwill

Goodwill is not amortized, but is tested at least annually, on October 1, for impairment at the reporting unit level. The reporting unit is the single operating segment presented in these financial statements. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. There was no impairment of goodwill in 2012.

Revenue Recognition

The Company recognizes revenue when persuasive evidence of an arrangement exists, title has transferred, product payment is not contingent upon installation or other service obligations, the price is fixed and determinable, and collectability is reasonably assured. This condition is normally met when the product has been delivered or upon performance of services. In instances where final acceptance of the product or service is specified by the customer, revenue is deferred until all acceptance criteria have been met.

The Company also enters into arrangements that contain multiple elements such as equipment, installation and service. For multiple-element arrangements, revenue is recognized based on an allocation of the total amount of the arrangement to each deliverable based on fair value. Fair value is determined using vendor-specific objective evidence ("VSOE") if available, third-party evidence ("TPE") if VSOE is not available, or best estimate of selling price ("BESP") if neither VSOE or TPE is available. BESP must be determined in a manner that is consistent with that used to determine the price to sell the specific elements on a standalone basis. The Company's best estimate of selling price is established considering multiple factors including, but not limited to, pricing practices in different geographies and through different sales channels, gross margin objectives, competitor pricing pressures and other factors contemplated in negotiating the arrangement with the customer.

Revenue from training, installation and services is recognized upon the performance of services. The Company also provides one year maintenance contracts with certain equipment sales and defers a portion of the revenue from the equipment sale based on the relative fair value as determined above. Multiple year maintenance contracts are also offered. Deferred maintenance revenue is recognized ratably, on a straight line basis over the contract period, generally one to three years.

In connection with the Company's on-line web-based solutions, the Company recognizes revenue on a monthly basis for use of its subscription based products. The Company recognizes set-up or other up-front fees, if any, ratably over the longer of the contract or the expected customer relationship period, generally one to three years. Revenues from these web-based solutions are included in service revenues in the Company's statements of operations.

Approximately 35% and 32% of 2012 and 2011 consolidated revenues, respectively, were made through third-party dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as a component of cost of sales.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $74 thousand in 2012 and $96 thousand in 2011.

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

The Company recognizes tax benefits associated with the exercise of stock options directly to stockholders' equity only when realized. A tax benefit occurs when the actual tax benefit realized by the Company upon an employee's disposition of a share-based award exceeds the deferred tax asset, if any, associated with the award that the Company had recorded. When assessing whether a tax benefit relating to share-based compensation has been realized, the Company follows the tax law ordering method, under which current year share-based compensation deductions are assumed to be utilized before net operating loss carryforwards and other tax attributes.

The Company recognizes the financial statement impact of tax positions, taken or expected to be taken, utilizing a more-likely-than not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense. At December 31, 2012 there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the financial statements.

Sales Taxes

We account for sales taxes imposed on the Company's goods and services on a net basis in the Company's Consolidated Statements of Operations. Since the Company primarily acts as an agent for the governmental authorities, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Foreign Currencies

Assets and liabilities of the Company's foreign subsidiary, which are of immaterial amounts, are translated into U.S. dollars at the period end rate of exchange, while revenues and expenses are translated at the average exchange rate during the period. Adjustments from translating the Company's foreign subsidiary's financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2012 and 2011 were gains of $13 thousand and $16 thousand, respectively.

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

	Years Ended December 31,
	2012	2011
Basic weighted average shares outstanding	16,961	16,458
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	16,961	16,458

Weighted average shares which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive
Stock options	3,087	1,361
Restricted stock units	173	510

Other Comprehensive Loss

The Company reports comprehensive income (loss) in accordance with ASC 220-10. ASC 220-10 establishes guidelines for the reporting and display of comprehensive income (loss), net income (loss) and its components in financial statements. Included in other comprehensive loss for the Company is a charge for deferred losses on the Company's pension plan and translation adjustments related to the Company's foreign subsidiary.

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

Fair Value Measurements

Financial assets and liabilities are classified as Level 1, 2 or 3 within the fair value hierarchy. Fair values determined by Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities that the Company has the ability to access. Fair values determined by Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves. Fair values determined by Level 3 inputs utilize unobservable data points for the asset or liability.

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

Recent Accounting Pronouncements

In July 2012, the Financial Accounting Standards Board issued Accounting Standard Update No. 2012-01, Testing Indefinite-Lived Intangible Assets for Impairment. This guidance gives companies the option to perform a qualitative assessment to determine whether it is more likely than not that an asset might be impaired and whether it is necessary to perform a quantitative test. The updated accounting guidance is effective for fiscal years beginning after September 15, 2012, with early adoption permitted. The Company believes that this guidance will have no impact on its consolidated financial statements.

2.           ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.40 million at December 31, 2012 and 2011. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry. At December 31, 2012 and 2011, receivables included approximately $2.2 million and $1.4 million, respectively, due from foreign customers.

Bad debt expense amounted to zero in 2012 and 2011. We record an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible and an additional allowance based on historical experience and management's assessment of the general financial conditions affecting the Company's customer base. We also evaluate the credit worthiness of the Company's customers and determine whether collateral (in the form of letters of credit or credit insurance) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

3.           INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2012	2011
Finished goods	$ 465	$ 653
Work-in-progress	468	170
Raw material	1,352	1,309
	$2,285	$2,132

Inventories are stated net of reserves of approximately $5.1 million and $5.0 million at December 31, 2012 and 2011, respectively.

4.           GOODWILL AND INTANGIBLE ASSETS

The carrying amount of goodwill is not amortized but subject to annual impairment testing at the reporting unit level. We evaluate goodwill for impairment on October 1, or more frequently if impairment indicators are present. Impairment is the condition that exists when the carrying amount of goodwill exceeds its implied fair value. The first step in the impairment process is to determine the fair value of the reporting unit and then compare it to the carrying value, including goodwill. We determined that the market capitalization approach is the most appropriate method of measuring fair value of the reporting unit, assuming a controlling interest. Under this approach, fair value is calculated based on the market price of common stock, multiplied by the number of outstanding shares. A control premium, which is representative of premiums paid in the marketplace to acquire a controlling interest in a company, is then added to the market capitalization to determine the fair value of the reporting unit. If the fair value exceeds the carrying value, no further action is required and no impairment loss is recognized. We monitor changes in the Company's closing market price and its effect on fair value and the relationship to the carrying value. Additional impairment assessments may be performed on an interim basis if the Company encounters events or changes in circumstances that would indicate that, more likely than not, the carrying value of goodwill has been impaired. During the years ended December 31, 2012 and 2011, the Company did not identify any potential impairment related to its goodwill.

The components and estimated useful lives of intangible assets as of December 31, 2012 and 2011 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	2012
	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 101	$ 203	15 years
Proprietary technology	620	310	310	10 years
Non-compete agreement	25	25	-	3 years
Customer relationships	170	138	32	10 years
Domain name and related website	23	9	14	15 years
	$1,142	$ 583	$ 559

	2011
	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 81	$ 223	15 years
Proprietary technology	620	248	372	10 years
Non-compete agreement	25	25	-	3 years
Customer relationships	170	123	47	10 years
Domain name and related website	23	7	16	15 years
	$1,142	$ 484	$ 658

Amortization expense related to intangible assets for the years ended December 31, 2012 and 2011 was $99 thousand and $105 thousand, respectively. Annual amortization expense, in thousands, for intangible assets over the next five years ending December 31 is summarized as follows (in thousands):

2013	$ 95
2014	92
2015	89
2016	88
2017	87
Thereafter	108

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2012	2011
Machinery and equipment	$5,194	$4,755
Furniture and fixtures	1,129	1,047
Leasehold improvements	167	162
	6,490	5,964
Less: Accumulated depreciation
and amortization	5,143	4,344
	$1,347	$1,620

Depreciation expense, which includes amortization of assets under capital lease, was $0.8 million and $0.9 million in 2012 and 2011, respectively.

The value of equipment recorded under capital leases was approximately $0.15 million at December 31, 2012 and 2011.

6.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2012	2011
Accounts payable	$1,924	$2,266
Accrued salaries, and other employee benefits	529	1,013
Accrued warranty (Note 12)	50	50
Accrued medical costs	197	257
Other	400	261
	$3,100	$3,847

7.           CREDIT FACILITY

In August 2012, we entered into a loan modification agreement and amended our loan and security agreement (the "Credit Facility") with Silicon Valley Bank ("SVB") to extend the term of the Credit Facility to August 12, 2013, to increase the revolving line of credit (the "Revolving Line") from $1.5 million to $3.0 million, and to add a term loan facility that could be used to purchase equipment up to $1.0 million (the "Term Loan"). At December 31, 2012, available borrowings under the Revolving Line were approximately $2.7 million but no borrowings were outstanding. Advances under the Term Loan were available to be drawn until December 31, 2012 in minimum amounts of $0.25 million. During the fourth quarter of 2012, the Company took two advances of $0.35 million each from the Term Loan and the balance outstanding at December 31, 2012 was $0.68 million. The Term Loan bears interest at Prime +2.25% (6.25% at December 31, 2012) and principal and interest are being repaid over thirty months.

Pursuant to the Credit Facility, we were required to maintain financial covenants based on an adjusted quick ratio ("AQR") of at least 1.2 to 1.0, measured at each calendar month-end, and minimum tangible net worth of $18.5 million, increased by 60% of the sum of the gross proceeds received by us from any sale of our equity or incurrence of subordinated debt and any positive quarterly net income earned, measured at quarter-end (both as defined in the Credit Facility). Due to the significant charge of $19.5 million taken in the fourth quarter of 2012 to increase the valuation allowance for deferred tax assets, we failed the tangible net worth covenant at December 31, 2012, and obtained a waiver from SVB. Additionally, in March 2013 we entered into a loan modification agreement and amended our loan and security agreement (the "Revised Credit Facility") with SVB to modify a financial covenant and decrease the Revolving Line amount. The existing expiration date of the facility remained at August 12, 2013. The same as the Credit Facility, the Revolving Line bears interest at a floating annual rate equal to Silicon Valley Bank's prime rate ("Prime") +1.75%, and the AQR financial covenant remains at 1.2x. The tangible net worth covenant was replaced by a maximum EBITDA loss/profitability covenant (tested at end of each quarter) effective with the first quarter of 2013. The Revolving Line was reduced from $3 million to $2 million, and available borrowings under the Revolving Line was changed from 80% of eligible accounts receivable to 80% of eligible accounts receivable less the amount of principal outstanding under the Term Loan. Additionally, if the Company's AQR falls below 1.5x at any month-end during the remaining term of the facility, then any borrowings under the Revolving Line will be repaid by SVB applying collections from the Company's SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account. As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent.

The Credit Facility was and the Revised Credit facility is collateralized by the Company's assets, except for (i) its intellectual property rights which are subject to a negative pledge arrangement with the bank, and (ii) any equipment whose purchase is financed by any other lender or lessor, solely to the extent the security agreement with such lender or lessor prohibits junior liens on such equipment, and only until the lien held by such lender or lessor is terminated or released with respect to such equipment. As is usual and customary in such lending agreements, the agreements also contain certain nonfinancial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts the Company's ability to pay dividends without the bank's consent.

In 2009, the Company borrowed to finance capital equipment under the then existing credit facility which resulted in a term loan (the "2009 Term Loan") of $977 thousand payable over 36 months in equal monthly installments of principal plus accrued interest. As of May 2012, the Company had repaid all principal and interest and there was no outstanding balance on the 2009 Term Loan. Interest expense related to the term loans was $7 thousand and $17 thousand for the years ended December 31, 2012 and 2011, respectively.

8.           LONG-TERM INCENTIVE PLAN

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At December 31, 2012 there were 0.8 million shares available to be granted under the Plan. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic 718, Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. At December 31, 2012, there were 0.9 million options outstanding that will vest upon the achievement of certain financial conditions for 2013 or will expire if the performance criteria are not met. No expense was recognized for these awards. If in the future it is probable that these awards will be earned, the Company will commence recording an expense for them. The fair values of the options granted during the years ended December 31, 2012 and 2011, were estimated based on the following weighted average assumptions:

	2012	2011
Expected volatility	71.46%	70.26%
Risk-free interest rate	0.58%	1.36%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.00	6.00
Estimated fair value per option granted	$0.67	$1.04

The following table presents a summary of the Company's stock options for the year ended December 31, 2012:

			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	life (years)	value
Outstanding at January 1, 2012	3,224,879	$2.34
Granted	1,576,574	1.45
Exercised	(1,667)	0.86
Forfeited and cancelled	(505,513)	1.75
Outstanding at December 31, 2012	4,294,273	2.07	4.70	$19,266
Exercisable at December 31, 2012	2,551,124	2.51	4.53	$ 2,610

The aggregate intrinsic value of options exercised during the year ended December 31, 2012 and 2011 was approximately $1 thousand and $144 thousand, respectively.

The Company also grants restricted stock units, or RSUs, that entitle the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. All RSUs that are currently outstanding have time-based vesting features over a one to three year period.

The following table presents a summary of the Company's RSU activity for the year ended December 31, 2012:

		Weighted
		average
		grant date
	Shares	fair value
Nonvested at January 1, 2012	528,443	$2.00
Granted	152,328	1.37
Vested	(327,216)	1.96
Forfeited and cancelled	(10,394)	2.21
Nonvested at December 31, 2012	343,161	1.76

In addition, the Company also has a Management Incentive Compensation Plan that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service conditions. During 2012 and 2011, there was no expense recognized because no amounts were earned under this plan.

The impact on the Company's results of operations of recording share-based compensation expense for the years ended December 31, 2012 and 2011 is as follows (in thousands):

	2012	2011
Cost of sales	$ 75	$ 101
Research and development	323	360
Selling, general and administrative	540	544
	$ 938	$1,005

As of December 31, 2012, there was approximately $0.7 million of total unrecognized share-based compensation cost related to stock options or RSUs granted under the Company's plans to employees or for services performed by non-employees that will be recognized over the next three years.

9.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Net operating loss carryforwards	$ 14,491	$ 16,728
Inventory	1,769	1,736
Other liabilities	3,055	2,229
Fixed assets	440	452
Other temporary differences	589	625
	20,344	21,770
Deferred tax valuation allowance	(20,344)	(3,268)
	$ -	$ 18,502

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2012, the gross deferred tax asset balance was $20.3 million and includes the $14.5 million tax effect of $40.5 million in U.S. Federal net operating loss carryforwards ("NOLs") expiring between 2018 and 2032. In accordance with accounting standards the Company has not recorded a deferred tax asset of approximately $1.0 million related to the NOLs resulting from the exercise of disqualifying stock options.

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. All available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. Using that standard, the loss incurred in fiscal 2012 and the consecutive losses in recent preceding fiscal years was a significant negative factor. Also in 2012, approximately $7.5 million of federal net operating losses, which had been fully reserved in 2011 as they were not deemed to be realizable based on management's expectation at such time, expired unutilized. These negative factors, combined with uncertain near-term market and economic conditions, reduced the Company's ability to rely on its projections of future taxable income in determining whether a valuation allowance was required. Accordingly, the Company concluded that a full valuation allowance of $20.3 million was required.

The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

The Company's income tax expense for the years ended December 31, 2012 and 2011, consisted of the following (in thousands):

	2012	2011
Current:
State and foreign	$ (38)	$ (48)

Deferred:
State	53	22
Federal	921	473
	974	495
Valuation allowance	(19,475)	(2,724)
Income tax expense	$(18,539)	$ (2,277)

The effective income tax rate differed from the Federal statutory rate as follows (in thousands):

	2012		2011
	Amount	%	Amount	%
Federal income tax benefit at statutory
rate	$ 1,279	34.0	$ 669	34.0
Permanent differences	(150)	(4.1)	(197)	(10.0)
International taxes and rate differentials
and other	(193)	(5.0)	(25)	(1.2)
Effect of increase in valuation allowance
for deferred tax assets	(19,475)	(517.7)	(2,724)	(138.4)
	$(18,539)	(492.8)	$(2,277)	(115.6)

The Company files U.S. federal income tax returns as well as income tax returns in various states and one foreign jurisdiction. It may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2009 through 2012 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2008 through 2012 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their statute open for six to ten years.

10.           FAIR VALUE MEASUREMENTS

Financial assets and liabilities at fair value at December 31, 2012 and 2011 are classified in one of the three categories, which are described below.

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

The carrying amount of cash and cash equivalents, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature. Included in cash equivalents are investments in overnight repurchase agreements which are categorized as level 2 for fair value measurement. The Company believes that borrowings outstanding under its term loan approximate fair value because such borrowings bear interest at current variable market rates. Our term loan is categorized as level 2 for fair value measurement.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level using the market capitalization approach. Thus, the fair value of the reporting unit is represented by the fair value of the Company, assuming a controlling interest. As such, a premium for control is added to the non-

controlling equity value, as calculated by the market price of the Company common stock which is publicly traded. This measurement would be classified based on level 3 input.

11.           BENEFIT PLANS

Chyron has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering substantially all U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. The U.S. Pension Plan was closed to new employees that joined the Company on or after October 1, 2006. Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, the Company may choose to make a discretionary contribution to the Pension Plan to reduce the unfunded liability. During 2012, the Company made an additional contribution of $0.39 million in order to exceed an 80% funding level as measured at January 1, 2012. The Company also made required contributions in 2012 of $0.5 million. Based on current assumptions, the Company expects to make approximately $0.3 million in contributions during 2013. The Company uses a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2012	2011
Reconciliation of projected benefit obligation:
Obligation at January 1	$ 7,535	$ 5,866
Service cost	482	401
Interest cost	360	331
Actuarial loss	1,164	1,215
Benefit payments	(62)	(278)
Obligation at December 31	$ 9,479	$ 7,535

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$ 4,088	$ 3,643
Actual return on plan assets	407	35
Employer contributions	895	688
Benefit payments	(62)	(278)
Fair value of plan assets at December 31	$ 5,328	$ 4,088

Funded Status:
Unfunded status at December 31	$ (4,151)	$ (3,447)

Projected benefit obligation	$ 9,479	$ 7,535
Accumulated benefit obligation	8,701	6,928
Fair value of plan assets	5,328	4,088

Amounts recognized in consolidated balance sheets:
Prior service credit	$ 7	$ 19
Net loss	(3,093)	(2,194)
Accumulated other comprehensive loss	(3,086)	(2,175)

Net periodic benefit cost in excess of
accumulated contributions	(1,065)	(1,272)
Net amount recognized in consolidated balance sheet	$ (4,151)	$ (3,447)

	2012	2011
Components of net periodic pension cost:
Service cost	$ 482	$ 401
Interest cost	360	331
Expected return on plan assets	(345)	(294)
Amortization of net loss	203	39
Amortization of prior service credit	(11)	(25)
Net periodic benefit cost	689	452

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss	1,102	1,473
Amortization of net loss	(203)	(39)
Amortization of prior service cost	11	25
Total loss recognized in other comprehensive (income) loss	910	1,459

Total recognized in net periodic benefit cost and other
comprehensive (income) loss	$1,599	$1,911

In 2013, the Company expects that a net loss of $246 thousand and a prior service cost of $7 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost.

	2012	2011
Weighted-average assumptions used to determine net
periodic benefit cost for the years ended December 31:
Discount rate	4.61%	5.61%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	(1)	2.00%

Weighted-average assumptions used to determine pension
benefit obligation as of December 31:
Discount rate	4.03%	4.61%
Rate of compensation increase	(1)	2.00%

(1) 0.0% in 2012 and 2013, 2.0% thereafter

The assumed expected long-term rate of return on plan assets is an estimate based on the Company's plan investment guidelines which specify the Company's strategic asset allocation, historical performance for the various asset classes in its strategic allocation, and its expectations for long-term rates of return for these various asset classes. The Company recognizes that market performance varies and that its assumed expected long-term rate of return may not be meaningful during some periods. The Company re-evaluates its assumed expected long-term rate of return on plan assets annually through discussion with its plan investment manager. The Company selects that return which it believes best reflects a reasonable expected return on funds invested and to be invested to provide for the benefits included in the projected benefit obligation. The overall investment objective for the pension plan investment portfolio is to achieve the highest level of return with the least amount of risk. The Company's actual pension plan asset allocations at December 31, 2012 and 2011 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2012	2012	2011
Equity securities	60% (+/- 1 to 5%)	58%	58%
Debt securities	35% (+/- 1 to 5%)	33%	33%
Cash and cash equivalents	5% (+/- 1 to 5%)	9%	9%

The following table presents estimated future benefit payments over the next ten years (in thousands):

2013	$ 369
2014	220
2015	183
2016	301
2017	412
2018 to 2022	2,995

The amortization of gains and losses is determined by using a 10% corridor of the greater of the market-related value of assets and the projected benefit obligation. Total unamortized gains and losses in excess of the corridor are amortized into income over the average remaining future service. Prior service costs/(benefits) are amortized over the average remaining future service at the time the prior service was established. Average remaining future service as of January 1, 2012 was about 9 years.

The following table sets forth by level, within the fair value hierarchy, the Plan's assets measured at fair value on a recurring basis as of December 31 (in thousands):

	2012
	Level 1	Level 2	Level 3	Total
Government and other
fixed income securities	$ 601	$1,158	$ -	$1,759

Equities	3,063	-	-	3,063
	$3,664	$1,158	$ -	$4,822

	2011
	Level 1	Level 2	Level 3	Total
Government and other
fixed income securities	$ 335	$1,013	$ -	$1,348

Equities	2,386	-	-	2,386
	$2,721	$1,013	$ -	$3,734

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of Chyron are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. The Company may make discretionary matching contributions of the compensation contributed by a participant. The discretionary matching contribution is two-thirds of the first 6% of qualifying compensation. The Company has the option of making the matching contributions in cash or through shares of Company common stock. Employees will vest in the matching contributions in equal increments annually over three years. During 2012 and 2011, the Company match was substantially made in the form of newly issued Chyron common stock. As a result, the Company issued 233 thousand and 130 thousand shares of common stock, in lieu of an aggregate cash match of $288 thousand and $265 thousand during 2012 and 2011, respectively.

The Company also has several U.K. employees that are provided with pension benefits through the Chyron International Corporation Group Personal Pension Plan (the "CIC Pension Plan"). Under the CIC Pension Plan, each member has an individual account within the defined contribution plan and the Company contributes monthly an amount equal to approximately 3% of his/her monthly salary.

12.           PRODUCT WARRANTY

The Company provides product warranties for its various products, typically for one year. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the sale is recognized. The Company established its reserve based on such historical data, taking into consideration specific product information. The following table sets forth the movement in the warranty reserve (in thousands):

	2012	2011
Balance at beginning of period	$ 50	$ 50
Provisions	49	38
Warranty services provided	(49)	(38)
	$ 50	$ 50

13.           COMMITMENTS AND CONTINGENCIES

At December 31, 2012, the Company was obligated under operating and capital leases, expiring at various dates through 2019, covering facility space and equipment as follows (in thousands):

	Operating	Capital
2013	$ 689	$ 20
2014	700	14
2015	682	10
2016	705
2017	728
thereafter	1,196

The operating lease contains provisions for escalations and for facility maintenance. Total rent expense was approximately $0.7 million in each of 2012 and 2011.

The Company has severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. Had all such key and other covered employees been terminated at December 31, 2012, for a reason other than a change in control, the estimated total severance and benefits would have approximated $2.5 million. In addition, two executive officers have change in control agreements entitling them to certain additional benefits totaling $1.5 million that would be payable in the event of a change in control that resulted in their termination or resignation for good reason.

At December 31, 2012, the Company has firm purchase commitments for inventory components of $2.3 million to be delivered during 2013 and commitments for hosting services of $2.6 million over the next three years.

The Company received a letter of notification, dated March 10, 2011, from counsel for Turner Broadcasting System, Inc., Turner Network Television, Inc., Cable News Network, Inc., and The Cartoon Network, Inc. ("Turner") alleging that the Company is obligated to indemnify Turner as a result of a recently filed patent infringement action against Turner by Multimedia Patent Trust ("MPT") in the United States District Court for the Southern District of California. Chyron supplies various products to Turner. The Company notified Turner that its request is without merit. The Company believes Turner's request for indemnification lacks merit because its products do not infringe any of MPT's patents and it is not obligated to indemnify Turner for those portions of its products that are allegedly involved. Should any of such parts of its products be found to be infringing, then indemnification should lawfully be sought from the Company's outside supplier of such parts and not Chyron. The Company has denied Turner's request. Based on the Company's current knowledge, it believes that the amount of reasonably possible loss or range of loss is not reasonably estimable. Moreover, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon the Company's financial condition and results of operations.

The Company is not a party to any other legal proceedings that it believes will have a material impact on its business, financial condition, results of operations or liquidity.

14.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit. Substantially all long-lived assets are located in the United States.

Revenues by geography are based on the country in which the end user customer resides and are detailed as follows (in thousands):

	2012	2011
Revenues from external customers:
North America	$21,218	$24,273
Europe, Middle East and Africa (EMEA)	4,254	4,256
Latin America	2,538	2,006
Asia	2,212	1,052
	$30,222	$31,587

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in paragraph (e) of Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934) as of the end of the period covered by this Annual Report on Form 10-K, have concluded, that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

(b)	Changes in Internal Control Over Financial Reporting

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework." Based on its assessment, management believes that as of December 31, 2012, the Company's internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be presented under the captions ELECTION OF DIRECTORS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2013 Annual Meeting of Shareholders ("Proxy Statement"), and is incorporated herein by reference in response to this item.

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

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

The information called for by this item will be presented under the caption AUDIT COMMITTEE REPORT and RATIFICATION OF THE APPOINTMENT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM in our Proxy Statement, and is incorporated herein by reference in response to this item.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(a)(1) and (2)

See Index to Consolidated Financial Statements on page 45 at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

(a)(3)  Exhibits

The following exhibits are filed as part of, or are incorporated by reference into, this Annual Report on Form 10-K.
Exhibit Index

Exhibit Number	Description

3.1
Restated Certificate of Incorporation filed with the State of New York on December 27, 1991 (previously filed as Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (File No. 000-05110) and incorporated herein by reference)

3.2
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on February 7, 1997 (previously filed as Exhibit 3(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

3.3
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on September 19, 2007 (previously filed as Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2007 (File No. 000-05110) and incorporated herein by reference)

3.4
Amended and Restated By-Laws (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 15, 2009 (File No. 001-09014) and incorporated herein by reference)

10.1*
Indemnification Agreement between Chyron Corporation and Christopher R. Kelly effective as of August 30, 1999 (previously filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-05110) and incorporated herein by reference)

10.2*
Indemnification Agreement between Chyron Corporation and Michael Wellesley-Wesley effective as of November 19, 1996 previously filed as Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference)

10.3*
Indemnification Agreement between Chyron Corporation and Jerry Kieliszak effective as of March 1, 2002 (previously filed as Exhibit 10(s) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-05110) and incorporated herein by reference)

10.4*
Indemnification Agreement between Chyron Corporation and Michael Wheeler effective as of February 1, 2006( previously filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.5*
Indemnification Agreement between Chyron Corporation and Peter Frey effective as of May 14, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.6*
Indemnification Agreement between Chyron Corporation and Roger L. Ogden effective as of May 14, 2008 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.7*
Indemnification Agreement between Chyron Corporation and Robert A. Rayne effective as of May 14, 2008 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference)

10.8*
Indemnification Agreement between Chyron Corporation and Susan Clark-Johnson effective as of March 10, 2010 (previously filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-09014) and incorporated herein by reference)

10.9*
Indemnification Agreement between Chyron Corporation and Dawn Johnston effective as of April 3, 2002 (previously filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference)

10.10*	Indemnification Agreement between Chyron Corporation and Kathleen Power effective as of November 6, 2012**
10.11*	Employment Agreement by and between Chyron Corporation and Kathleen Power effective as of March 7, 2012**
10.12*
Employment Agreement by and between Chyron Corporation and Michael Wellesley-Wesley effective as of May 23, 2012 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 29, 2012 (File No. 001-09014) and incorporated herein by reference)

10.13*
Change in Control Agreement between Michael Wellesley-Wesley and Chyron Corporation effective May 23, 2012 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 29, 2012 (File No. 001-09014) and incorporated herein by reference)

10.14*
Amended and Restated Change in Control Agreement by and between Chyron Corporation and Michael Wellesley-Wesley dated November 19, 2012 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on November 20, 2012 (File No. 001-09014) and incorporated herein by reference)

10.15*
Change in Control Agreement between Chyron Corporation and Jerry Kieliszak dated November 19, 2012 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 20, 2012 (File No. 001-09014) and incorporated herein by reference)

10.16*
Terms of Severance Agreement between Chyron Corporation and Jerry Kieliszak dated November 19, 2012 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 20, 2012 (File No. 001-09014) and incorporated herein by reference)

10.17*
Chyron Corporation 1999 Incentive Compensation Plan (previously filed as Exhibit 1 to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 7, 1999 (SEC File No. 000-05110) and incorporated herein by reference)

10.18*
Chyron Corporation 2008 Long-Term Incentive Plan approved on May 14, 2008 and amended on May 19, 2010 (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 25, 2010 (File No. 001-09014) and incorporated herein by reference)

10.19*
Chyron Corporation Employees Severance Plan amended August 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2006 (File No. 001-09014) and incorporated herein by reference)

10.20
Loan and Security Agreement between Silicon Valley Bank and Chyron Corporation dated as of June 19, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2008 (File No. 001-09014) and incorporated herein by reference)

10.21
First Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated April 16, 2009 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 18, 2009 (File No. 001-09014) and incorporated herein by reference)

10.22
Second Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated June 18, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 18, 2009 (File No. 001-09014) and incorporated herein by reference)

10.23
Third Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 24, 2010 and effective as of March31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2010 (File No. 001-09014) and incorporated herein by reference)

10.24
Fourth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 24, 2011 and effective as of March 30, 2011 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 25, 2011 (File No. 001-09014) and incorporated herein by reference)

10.25
Fifth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated December 28, 2011 and effective as of December 31, 2011 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 4, 2012 (File No. 001-09014) and incorporated herein by reference)

10.26
Sixth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated August 13, 2012 (previously filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 16, 2012 (File No. 001-09014) and incorporated herein by reference)

10.27
Second Amendment to Lease by and between Rechler Equity B-1 LLC and Chyron Corporation dated January 20, 2009 (previously filed as exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the commission on March 25, 2009 (File No. 001-09014) and incorporated herein by reference)

10.28*
2011 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 11, 2011 (File No. 001-09014) and incorporated herein by reference)

10.29*
Form of Restricted Stock Unit Award under the Chyron Corporation 2008 Long-Term Incentive Plan (previously filed as Exhibit 10.1 the Registrant's Current Report on Form 8-K filed with the Commission on November 13, 2009 (File No. 001-09014) and incorporated herein by reference)

10.30*
Chyron Corporation Non-Employee Director Compensation Policy (previously filed as exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-09014) and incorporated herein by reference)

10.31*
2012 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 13, 2012 (File No. 001-09014) and incorporated herein by reference)

10.32*
Form of Restricted Stock Unit Award Cancellation Agreement under the Chyron Corporation 2008 Long-Term Incentive Plan Policy (previously filed as exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-09014) and incorporated herein by reference)

21.1
Subsidiaries of the Registrant (previously filed as exhibit 21.1 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-09014) and incorporated herein by reference)

23.1	Consent of BDO USA, LLP **
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002**
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**
101
The following materials from Chyron Corporation's Annual Report on Form 10-K for the year ended December 31, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Income (Loss), (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.***

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

CHYRON CORPORATION

Date: March 7, 2013	/s/ Michael Wellesley-Wesley
Michael Wellesley-Wesley
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated.

Signature	Title	Date

/s/ Michael Wellesley-Wesley	President, CEO and Director	March 7, 2013
Michael Wellesley-Wesley	(principal executive officer)

/s/ Jerry Kieliszak	Senior Vice President and Chief Financial	March 7, 2013
Jerry Kieliszak	Officer (principal financial officer)

/s/ Roger L. Ogden	Chairman of the Board of Directors	March 7, 2013
Roger L. Ogden

/s/ Susan Clark-Johnson	Director	March 7, 2013
Susan Clark-Johnson

/s/ Peter F. Frey	Director	March 7, 2013
Peter F. Frey

/s/ Christopher R. Kelly	Director	March 7, 2013
Christopher R. Kelly

/s/ Robert A. Rayne	Director	March 7, 2013
Robert A. Rayne

/s/ Michael C. Wheeler	Director	March 7, 2013
Michael C. Wheeler

/s/ Dawn R. Johnston	Corporate Controller (principal	March 7, 2013
Dawn R. Johnston	accounting officer)