Form 10-Q
period 2013-03-31
CHYRON CORP
filed 2013-05-13
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on May 7, 2013 was 17,434,972.

CHYRON CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2013 (unaudited) and
	December 31, 2012	3

	Consolidated Statements of Operations (unaudited) for the Three
	Months ended March 31, 2013 and 2012	4

	Consolidated Statements of Comprehensive Income (Loss) (unaudited)
	for the Three Months ended March 31, 2013 and 2012	5

	Consolidated Statements of Cash Flows (unaudited) for the Three
	Months ended March 31, 2013 and 2012	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	23

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults Upon Senior Securities	31

Item 4.	Mine Safety Disclosures	31

Item 5.	Other Information	31

Item 6.	Exhibits	32

PART I  FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRON CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	March 31,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$2,309	$2,483
Accounts receivable, net	5,611	5,630
Inventories, net	2,097	2,285
Prepaid expenses and other current assets	754	626
Total current assets	10,771	11,024

Property and equipment, net	1,256	1,347
Intangible assets, net	535	559
Goodwill	2,066	2,066
Other assets	115	119
TOTAL ASSETS	$14,743	$15,115

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$3,448	$3,100
Deferred revenue	3,525	3,637
Current portion of pension liability	372	278
Current portion of term loan	280	280
Capital lease obligations	13	20
Total current liabilities	7,638	7,315

Pension liability	3,979	3,873
Deferred revenue	1,101	1,198
Term Loan	327	397
Other liabilities	356	351
Total liabilities	13,401	13,134

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 17,419,622 at March 31, 2013
and 17,135,239 at December 31, 2012	174	171
Additional paid-in capital	84,834	84,539
Accumulated deficit	(81,321)	(80,404)
Accumulated other comprehensive loss	(2,345)	(2,325)
Total shareholders' equity	1,342	1,981
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$14,743	$15,115

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands, except per share amounts)
(Unaudited)

	2013	2012

Product revenues	$5,974	$5,802
Service revenues	2,043	2,075
Total revenues	8,017	7,877

Cost of sales	2,295	2,335
Gross profit	5,722	5,542

Operating expenses:
Selling, general and administrative	4,751	4,685
Research and development	1,780	1,931

Total operating expenses	6,531	6,616

Operating loss	(809)	(1,074)

Interest expense	(14)	(5)

Other (loss) income, net	(83)	7

Loss before income taxes	(906)	(1,072)

Income tax (expense) benefit	(11)	121

Net loss	$(917)	$(951)

Net loss per share - basic	$(0.05)	$(0.06)

Net loss per share - diluted	$(0.05)	$(0.06)

Weighted average shares outstanding:
Basic	17,362	16,807
Diluted	17,362	16,807

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)
(Unaudited)

	2013	2012

Net loss	$(917)	$(951)

Other comprehensive (loss) income:
Foreign currency translation adjustment	(20)	10

Comprehensive loss	$(937)	$(941)

See Notes to Consolidated Financial Statements (unaudited)

CHYRON CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2013 AND 2012
(In thousands)
(Unaudited)

	2013	2012
Cash Flows From Operating Activities
Net loss	$(917)	$(951)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	187	211
Deferred tax asset allowance	353
Deferred income tax benefit	(353)	(133)
Inventory provisions		10
Share-based payment arrangements	340	304
Shares issued for 401(k) match	70	78
Other	(130)	33
Changes in operating assets and liabilities:
Accounts receivable	19	349
Inventories	188	(2)
Prepaid expenses and other assets	(128)	(48)
Accounts payable and accrued expenses	348	(903)
Deferred revenue	(209)	56
Other liabilities	210	(316)
Net cash used in operating activities	(22)	(1,312)

Cash Flows From Investing Activities
Acquisitions of property and equipment	(72)	(79)
Net cash used in investing activities	(72)	(79)

Cash Flows From Financing Activities
Payments on term loan	(70)	(81)
Payments on capital lease obligations	(10)	(9)
Net cash used in financing activities	(80)	(90)

Change in cash and cash equivalents	(174)	(1,481)
Cash and cash equivalents at beginning of period	2,483	4,216
Cash and cash equivalents at end of period	$2,309	$2,735

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

In the opinion of management of Chyron Corporation (the "Company" or "Chyron"), the accompanying unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2013 and the consolidated results of its operations, its comprehensive loss and its cash flows for the periods ended March 31, 2013 and 2012. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 figures included herein were derived from such audited consolidated financial statements.

Recent Accounting Pronouncements

In July 2012, the FASB issued amendments to the indefinite-lived intangible asset impairment guidance which provides an option for companies to use a qualitative approach to test indefinite-lived intangible assets for impairment if certain conditions are met. The amendments are effective for annual and interim indefinite-lived intangible asset impairment tests performed for fiscal years beginning after September 15, 2012. The implementation of the amended accounting guidance has not had a material impact on the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The implementation of the amended accounting guidance has not had a material impact on the Company's consolidated financial position or results of operations.

In February 2013, the FASB issued new accounting guidance clarifying the accounting for obligations resulting from joint and several liability arrangements for which the total amount under the arrangement is fixed at the reporting date. The new standard is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2013. The implementation of the new accounting guidance is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In March 2013, the FASB issued amendments to address the accounting for the cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The amendments are effective prospectively for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2013 (early adoption is permitted). The implementation of the amended accounting guidance is not expected to have a material impact on the Company's consolidated financial position or results of operations.

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

	Three Months
	Ended March 31,
	2013	2012
Weighted average shares which are not included in the
calculation of diluted earnings (loss) per share because
their impact is anti-dilutive:
Stock options	3,003	3,174
Restricted stock units	120	556
	3,123	3,730

2.           LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At March 31, 2013, there were 0.5 million shares available to be granted under the Plan. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic 718, Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. At March 31, 2013, there were 0.9 million options outstanding that will vest upon the achievement of certain financial conditions for 2013 or will expire if the performance criteria are not met. No expense was recognized for these awards. If in the future it is probable that these awards will be earned, the Company will commence recording an expense for them. The fair values of the options granted during the three months ended March 31, 2013 and 2012, were estimated based on the following weighted average assumptions:

	Three Months
	Ended March 31,
	2013	2012
Expected volatility	76.23%	69.82%
Risk-free interest rate	1.06%	1.48%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Estimated fair value per option granted	$0.87	$1.01

The following table presents a summary of the Company's stock option activity for the three months ended March 31, 2013:

Number of
Options
Outstanding at January 1, 2013	4,294,273
Granted	60,000
Exercised	(50,000)
Forfeited and cancelled	(98,411)
Outstanding at March 31, 2013	4,205,862

The Company also grants restricted stock units, or RSUs, that entitle the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. All RSUs that are currently outstanding have time-based vesting features over a one to three year period.

The following table presents a summary of the Company's RSU activity for the three months ended March 31, 2013:

Shares
Nonvested at January 1, 2013	343,161
Granted	329,164
Vested and settled in shares	(168,995)
Nonvested at March 31, 2013	503,330

The anticipated consummation of the business combination with Hego Aktiebolag as discussed in Note 8 to these Consolidated Financial Statements will constitute a change in control under the Company's long-term incentive plans. As a result, all outstanding equity awards will become immediately exercisable and fully vested, without regard to any time and/or performance vesting conditions. As a result, upon the anticipated closing of the transaction in the second quarter of 2013, the Company estimates it will record a charge of approximately $1.3 million, representing the unamortized expense related to the vesting of such equity awards. The estimated expense is subject to a number of assumptions and actual results may differ from these estimates.

In addition, each year the Company adopts a Management Incentive Compensation Plan (the "Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service criteria in the fiscal years for which the Incentive Plan is adopted. During the three months ended March 31, 2013 and 2012 the Company recorded an expense of $136 thousand and $73 thousand, respectively, associated with the equity portion of the awards under these Plans.

The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months
	Ended March 31,
	2013	2012
Cost of sales	$17	$19
Research and development	87	96
Selling, general and administrative	236	189
	$340	$304

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	March 31,	December 31,
	2013	2012
Finished goods	$265	$465
Work-in-progress	407	468
Raw material	1,425	1,352
	$2,097	$2,285

4.           CREDIT FACILITY

In March 2013, the Company entered into a seventh loan modification agreement and amended its loan and security agreement (the "Revised Credit Facility") with Silicon Valley Bank ("SVB"). Under this Revised Credit Facility, the expiration date of the facility remained at August 12, 2013 and the revolving line of credit (the "Revolving Line") was reduced from $3.0 million to $2.0 million. Available borrowings under the Revolving Line was changed from 80% of eligible accounts receivable to 80% of eligible accounts receivable less the amount of principal outstanding under the term loan that forms part of the Revised Credit Facility, as described below. The Revolving Line continues to bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.75%. The Company also has a term loan with SVB, that was unchanged under the Revised Credit Facility, whereby advances were available to be drawn through December 31, 2012 in minimum amounts of $0.25 million.

At March 31, 2013, available borrowings under the Revolving Line were approximately $1.4 million but no borrowings were outstanding. During the fourth quarter of 2012, the Company took two advances of $0.35 million each from the term loan and the balance outstanding at March 31, 2013 was $0.6 million. The term loan bears interest at Prime +2.25% (which was 6.25% at March 31, 2013) and principal and interest are being repaid over thirty months. Interest expense related to the term loan was $10 thousand for the three months ended March 31, 2013.

Pursuant to the Revised Credit Facility, the financial covenants were modified. The Company is required to maintain financial covenants based on an adjusted quick ratio ("AQR") of at least 1.2 to 1.0, measured at each calendar month-end, and the minimum tangible net worth covenant was replaced by a maximum EBITDA loss/profitability covenant (tested at quarter end) effective with the first quarter of 2013. Additionally, if the Company's AQR falls below 1.5x at any month-end during the remaining term of the facility, then any borrowings under the Revolving Line will be repaid by SVB applying collections from the Company's SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account. The Company was in compliance with its financial covenants as of March 31, 2013. As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts the Company's ability to pay dividends without the bank's consent.

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

5.           BENEFIT PLANS

The net periodic benefit cost relating to the Company's Pension Plan is as follows (in thousands):

	Three Months
	Ended March 31,
	2013	2012
Service cost	$146	$130
Interest cost	90	88
Expected return on plan assets	(100)	(87)
Amortization loss	66	41
Amortization of prior service cost	(2)	(2)
	$200	$170

The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, the Company may choose to make a discretionary contribution to its pension plan to reduce the unfunded liability. In the first quarter of 2013, the Company was not required to make any contributions to its pension plan. However, based on current assumptions, the Company expects to make required contributions of $0.37 million in the next twelve months.

The Company has a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. The Company may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the three months ended March 31, 2013 and 2012, the Company issued 97 thousand and 64 thousand shares of common stock in connection with the Company match for the Company's 401(k) Plan in lieu of an aggregate cash match of $70 thousand and $78 thousand, respectively.

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

	Three Months
	Ended March 31,
	2013	2012
Balance at beginning of period	$50	$50
Provisions	29	34
Warranty services provided	(24)	(34)
	$55	$50

7.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	March 31,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$14,716	$14,491
Inventory	1,769	1,769
Other liabilities	3,155	3,055
Fixed assets	424	440
Other temporary differences	633	589
	20,697	20,344
Deferred tax valuation allowance	(20,697)	(20,344)
	$-	$-

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. In accordance with accounting standards the Company has not recorded a deferred tax asset of approximately $1.0 million related to the net operating losses that resulted from the exercise of disqualifying stock options. If the Company is able to utilize this benefit in the future it would result in a credit to additional paid in capital.

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. All available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. As of March 31, 2013 and December 31, 2012, using that standard, the Company concluded that a full valuation allowance was required for its deferred tax assets. The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

At March 31, 2013, the Company had approximately $44 million in U.S. Federal net operating loss carryforwards ("NOLs") expiring between 2018 and 2032. The Company files U.S. federal income tax returns as well as income tax returns in various states and one foreign jurisdiction. It may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2009 through 2012 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2008 through 2012 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their review period open for six to ten years.

The components of the provision for income tax (expense) benefit are as follows (in thousands):

	Three Months
	Ended March 31,
	2013	2012
Current:
State and foreign	$(11)	$(12)

Deferred:
State	10	9
Federal	343	124
	353	133

Valuation allowance	(353)	-

Income tax (expense) benefit	$(11)	$121

8.           BUSINESS COMBINATION - PENDING ACQUISITION

On March 9, 2013, the Company entered into a stock purchase agreement (the "Stock Purchase Agreement") with Hego Aktiebolag ("Hego") to acquire all of the issued and outstanding shares of Hego. Hego is a global graphics services company based in Stockholm, Sweden that develops real-time graphics products and tools for the broadcast and sports industries.

If consummated, the transaction will take the form of a stock transaction whereby Chyron will issue a number of shares of Chyron common stock which will represent 40% of its aggregate shares of common stock outstanding, including certain outstanding options, after the closing, in exchange for all of Hego's outstanding capital stock. Upon the achievement of certain revenue milestones during 2013, 2014 and 2015, Hego's shareholders will also be entitled to receive additional shares of Chyron common stock such that the total number of shares of Chyron common stock issued in the transaction is equal to 50% of the aggregate shares of Chyron common stock outstanding, including certain outstanding options, after the closing.

The transaction is subject to customary closing conditions, including the approval by Chyron's shareholders, and is expected to close in the second quarter of 2013. Chyron's board of directors unanimously approved the transaction and Chyron shareholders representing 40% of Chyron's outstanding common stock have committed to vote in favor of the transaction.

9.           CONTINGENCIES

The Company is subject to litigation and other claims that arise in the ordinary course of business. While the ultimate result of the Company's outstanding legal matter described under "Legal Proceedings" in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 cannot presently be determined, the Company does not expect that the ultimate disposition will have a material adverse effect on its results of operations or financial condition. However, legal matters are inherently unpredictable and subject to significant uncertainties, some of which are beyond the Company's control. As such, there can be no assurance that the final outcome will not have a material adverse effect upon the Company's financial condition or results of operations.

10.           SEGMENT AND GEOGRAPHIC INFORMATION

The Company operates and evaluates its business as one reporting unit.

Revenues by geography are based on the country in which the end user customer resides and are detailed as follows (in thousands):

	Three Months
	Ended March 31,
	2013	2012
North America	$5,253	$5,672
Europe, Middle East and Africa (EMEA)	1,212	1,001
Latin America	591	772
Asia	961	432
	$8,017	$7,877

11.           SUBSEQUENT EVENT

On May 2, 2013, the Company's Board of Directors approved a restructuring plan to reduce operating costs while maintaining its focus on strategic initiatives. The Company reduced the size of its workforce by 20 positions. The reductions were essentially completed prior to the filing of this Form 10-Q and the Company expects to incur restructuring charges of approximately $0.95 million in the second quarter in connection with this plan. The restructuring charges consist of approximately $0.6 million in severance pay and benefits expense and approximately $0.35 million in charges associated with modifications of equity awards outstanding on their termination date. These estimated costs are subject to a number of assumptions and actual results may differ from these estimates.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including, but not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; the impact of the pending merger with Hego; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified technical and business personnel; our ability to expand our Axis online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our Axis online graphics services, workflow and asset management solutions; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; competitors with significantly greater financial resources; new product and service introductions by competitors; challenges associated with expansion into new markets; and other factors set forth in Part I, Item 1A, entitled "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2012. Those factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date of this report. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, "Chyron," the "Company," "we," "us," and "our" refer to Chyron Corporation.

Overview

We are a leading provider of on-air and digital video applications for newsrooms, studios, sports broadcasting facilities and corporate video environments. We anticipate that our industry will consolidate over the next several years in response to the rapid technology changes currently impacting the broadcast space. There are pockets of strong growth that remain and that we must address, and we believe the best way to do this quickly is through alliances, partnerships and acquisitions. This was the strategic thinking behind our pending merger with Hego AB that we announced on March 11, 2013. Hego brings very strong sports products and service offerings that address the needs of both sports broadcasters and sports leagues and rights holders. There are significant budgets available in the sports TV space for those companies who offer an improved viewer experience. Following completion of the transaction, we believe that we will be positioned to benefit from these kinds of capital expenditures. The Chyron and Hego product lines are complementary with very little overlap. Hego's solutions and services predominantly address the needs of live sports production, while Chyron has recently been more focused on graphics solutions for live and near-live news production workflows. We anticipate the merger of Chyron and Hego will bring together two pioneering companies to create a global leader in broadcast graphics creation, playout and real-time data visualization.

Results of Operations for the Three Months Ended March 31, 2013 and 2012

Net sales. Revenues for the quarter ended March 31, 2013 were $8.0 million, an increase of $0.1 million, or 2%, from the $7.9 million reported in the quarter ended March 31, 2012. Of these amounts, North American revenues were $5.2 million in the quarter ended March 31, 2013 and $5.7 million in the quarter ended March 31, 2012. Revenues derived from international regions were $2.8 million in the quarter ended March 31, 2013 as compared to $2.2 million in the quarter ended March 31, 2012.

Revenues, by type, for the three month periods ended March 31 are as follows (dollars in thousands):

		% of		% of
	2013	Total	2012	Total
Product	$5,974	75%	$5,802	74%
Services	2,043	25%	2,075	26%
	$8,017		$7,877

We experienced a slight increase in our product revenue stream as a result of an improvement in our market share in Asia and a major program upgrade in our European market. These improvements were somewhat offset by declines experienced in North America, where the market remains price competitive and the demand has been weak, and in Latin America.

Our services revenues declined slightly in the first quarter of 2013 compared to 2012. This is primarily attributable to lower revenues from training and other professional services offset by increased sales of software and hardware maintenance contracts for our broadcast graphics products.

Gross profit.  Gross margins for the quarters ended March 31, 2013 and 2012 were 71% and 70%, respectively. The increase in the gross margin percentage of 1% is primarily attributable to product mix. Absent this effect, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Three Months
	Ended March 31,
	2013	2012
Sales and marketing	$2,879	$3,526
General and administrative	1,872	1,159
	$4,751	$4,685

The decrease in sales and marketing expenses in the first quarter of 2013, compared to the same period in 2012, is primarily the result of lower personnel costs and the related direct costs. During the second half of 2012, we reduced costs in this area by redeploying our resources to growth markets and eliminating positions in non growth areas that resulted in savings realized in the first quarter of 2013.

The increase in general and administrative expenses in the first quarter of 2013 is a result of approximately $0.7 million of acquisition-related transaction costs associated with the pending acquisition of Hego AB.

Research and development expenses. Research and development ("R&D") expenses were $1.8 million in the quarter ended March 31, 2013 compared to $1.9 million in the quarter ended March 31, 2012. The decrease in R&D spending in this period has resulted from a slight shift in the mix of expenses as ongoing projects are funded, but are offset as other projects are completed.

Interest expense. Interest expense increased slightly in the first quarter of 2013 compared to the first quarter of 2012. We took two advances in the fourth quarter of 2012 that resulted in a higher outstanding balance on our term loan with SVB.

Other (loss) income, net.  The components of other (loss) income, net are as follows (in thousands):

	Three Months
	Ended March 31,
	2013	2012
Foreign exchange transaction (loss) gain	$(82)	$7
Other	(1)	-
	$(83)	$7

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to our revenues that are negotiated in British Pounds Sterling. However, we believe that it is not material to our near-term financial position or results of operations.

Income tax (expense) benefit, net. In the first quarter of 2013 we recorded an expense of $0.01 million and in the first quarter of 2012 we recorded an income tax benefit of $0.1 million. As of December 31, 2012 and March 31, 2013, the Company determined that a full valuation allowance was required for its deferred tax assets and will continue to assess the likelihood that its deferred tax assets will be realizable. Consequently, in the first quarter of 2013, the tax benefit that would be associated with the operating loss was also fully reserved at this time resulting in a net zero deferred tax amount. The minor expense recorded in the first quarter of 2013 is attributable to state and foreign tax provisions.

Subsequent Event.  On May 2, 2013, the Company's Board of Directors approved a restructuring plan to reduce operating costs while maintaining its focus on strategic initiatives. The Company reduced the size of its workforce by 20 positions. The reductions were essentially completed prior to the filing of this Form 10-Q and the Company expects to incur restructuring charges of approximately $0.95 million in the second quarter in connection with this plan. The restructuring charges consist of approximately $0.6 million in severance pay and benefits expense and approximately $0.35 million in charges associated with certain modifications of equity awards outstanding on their termination date. These estimated costs are subject to a number of assumptions and actual results may differ from these estimates.

Liquidity and Capital Resources

At March 31, 2013, we had cash and cash equivalents on hand of $2.3 million and working capital of $3.1 million. In the first three months of 2013 our cash was used primarily to fund acquisitions of property and equipment of $0.07 million and to make required principal payments on our term loan of $0.07 million.

During the first quarter of 2013 there were no required contributions for our pension plan based on current assumptions. However, we expect to make contributions of $0.37 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $5.4 million and $5.3 million at March 31, 2013 and December 31, 2012, respectively. Our investment strategy has been consistent in recent years and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

In March 2013, the Company entered into a loan modification agreement and amended its loan and security agreement (the "Revised Credit Facility") with Silicon Valley Bank ("SVB"). Under this Revised Credit Facility, the expiration date of the facility remained at August 12, 2013 and the revolving line of credit (the "Revolving Line") was reduced from $3.0 million to $2.0 million. Available borrowings under the Revolving Line was changed from 80% of eligible accounts receivable to 80% of eligible accounts receivable less the amount of principal outstanding under the term loan that forms part of the Revised Credit Facility, as described below. The Revolving Line continues to bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.75%. The Company also has a term loan with SVB, that was unchanged under the Revised Credit Facility, whereby advances were available to be drawn through December 31, 2012 in minimum amounts of $0.25 million.

At March 31, 2013, available borrowings under the Revolving Line were approximately $1.4 million but no borrowings were outstanding. During the fourth quarter of 2012, the Company took two advances of $0.35 million each from the term loan and the balance outstanding at March 31, 2013 was $0.6 million. The term loan bears interest at Prime +2.25% (which was 6.25% at March 31, 2013) and principal and interest are being repaid over thirty months.

Pursuant to the Revised Credit Facility, the financial covenants were modified. We are required to maintain financial covenants based on an adjusted quick ratio ("AQR") of at least 1.2 to 1.0, measured at each calendar month-end, and the minimum tangible net worth covenant was replaced by a maximum EBITDA loss/profitability covenant (tested at quarter end) effective with the first quarter of 2013. Additionally, if the Company's AQR falls below 1.5x at any month-end during the remaining term of the facility, then any borrowings under the Revolving Line will be repaid by SVB applying collections from the Company's SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account. The Company was in compliance with its financial covenants as of March 31, 2013. As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent.

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

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control that occurred during our most recent completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2012, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. Other than the addition of the following risk factors, there have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2012.

Risks Related to the Proposed Transaction with Hego Aktiebolag, or Hego

We will issue a large number of shares of common stock in connection with our proposed transaction with Hego, which we refer to as the Share Purchase, which will result in substantial dilution to our existing stockholders. Our stockholders may not realize a benefit from the Share Purchase commensurate with the ownership dilution they will experience in connection with the Share Purchase.

The common stock consideration to be issued by us in our transaction with Hego consists of unregistered shares. Based on our outstanding capital stock at March 15, 2013, we anticipate that we will issue approximately 12,202,514 shares of our common stock upon the initial closing, which will represent 41.1% of our voting shares following the issuance. The actual amount of shares to be issued at the closing of the Share Purchase, or the Closing Shares, will equal 40.0% of the sum of (i) our issued and outstanding common stock as of the date that is ten (10) calendar days prior to the closing of the Share Purchase, or the Closing, (ii) the shares of our common stock that are issuable upon the exercise of all outstanding options and restricted stock units to purchase our common stock that have an exercise price at or below $1.25 as of the date that is ten (10) calendar days prior to the Closing, and (iii) the contemplated shares to be issued at the Closing, which we collectively refer to as the Outstanding Closing Shares. In addition, upon achieving certain revenue milestones, we may issue additional shares, or the Earn-Out Shares, such that the aggregate amount of Shares issued in the Share Purchase equals 50.0% of the sum of the Outstanding Closing Shares and the Earn-Out Shares. Based on our outstanding capital stock on March 15, 2013, we anticipate that we could issue up to 6,101,257 Earn-Out Shares. Our issuance of the Share Purchase Shares will result in substantial dilution of our existing stockholders’ ownership interests. Our issuance of the Share Purchase Shares may also have an adverse impact on our net income per share in fiscal periods that include (or follow) the Closing.

If we are unable to realize the strategic and financial benefits currently anticipated from the Share Purchase, our stockholders will have experienced substantial dilution of their ownership interest without receiving commensurate benefit.

The actual value of the consideration we will pay to the Hego shareholders may exceed the value allocated to it at the time we entered into the Stock Purchase Agreement with Hego on March 9, 2013.

Under the Stock Purchase Agreement, other than shares to potentially be issued as a result of the achievement of revenue milestones, the number of shares of common stock we will issue as consideration at the Closing is fixed, and there will be no adjustment for changes in the market price of our common stock. Neither we nor the Hego shareholders are permitted to “walk away” from the Share Purchase nor are we permitted to re-solicit the vote of our stockholders solely because of changes in the market price of our common stock between the signing of the Stock Purchase Agreement and the Closing. Our common stock has historically experienced significant volatility. Stock price changes may result from a variety of factors that are beyond our control, including changes in our business, operations and prospects, regulatory considerations and general market and economic conditions. The value of the shares we issue to acquire Hego may be significantly higher at the Closing than when we entered into the Stock Purchase Agreement.

If the conditions to the Closing of the Share Purchase are not met, the Share Purchase will not occur, which could adversely impact the market price of our common stock as well as our business, financial condition and results of operations.

Specified conditions must be satisfied or waived before the Share Purchase can be completed, including, without limitation, obtaining the requisite approval of our stockholders with respect to our proposed issuance of common stock in the Share Purchase. We cannot assure you that each of these conditions will be satisfied.  If the conditions are not satisfied or waived in a timely manner and the Share Purchase is delayed, we may lose some or all of the intended or perceived benefits of the transaction which could cause our stock price to decline and harm our business. If the transaction is not completed for any reason, our stock price may decline to the extent that the current market price reflects a market assumption that the Share Purchase will be completed.

In addition, we will be required to pay our costs related to the transaction even if the Share Purchase is not completed, such as amounts payable to legal and financial advisors and independent accountants, and such costs are significant. All of these costs will be incurred whether or not the transaction is completed.

Although we expect that the transaction of Hego will result in benefits to us, we may not realize those benefits because of integration difficulties.

Integrating the operations of Hego successfully or otherwise realizing any of the anticipated benefits of the transaction with Hego, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our common stock may decline as a result.

Realizing the benefits of the transaction will depend in part on the integration of information technology, operations, personnel and sales forces. These integration activities are complex and time-consuming and we may encounter unexpected difficulties or incur unexpected costs, including:

•
our inability to achieve the cost savings and operating synergies anticipated in the transaction, which would prevent us from achieving the positive earnings gains expected as a result of the transaction;

•	diversion of management attention from ongoing business concerns to integration matters;
•	difficulties in consolidating and rationalizing information technology platforms and administrative infrastructures;
•	complexities in managing a significantly larger company than before the completion of the transaction;
•	complexities associated with managing the combined businesses and consolidating multiple physical locations where management may determine consolidation is desirable;
•	difficulties in the assimilation of Hego employees and the integration of two business cultures;
•	challenges in combining product offerings and sales and marketing activities;
•	challenges in demonstrating to our customers and to customers of Hego that the transaction will not result in adverse changes in customer service standards or business focus; and
•	possible cash flow interruption or loss of revenue as a result of change of ownership transitional matters.

We may not successfully integrate the operations of the businesses of Hego in a timely manner, and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the transaction of Hego to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations. As a non-public, non-U.S. company, Hego has not had to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control and other procedures. Bringing Hego’s systems into compliance with those requirements may cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our business after completion of the transaction. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed.

Failure to complete the Share Purchase could negatively impact our stock price and our future business and financial results.

Although we have agreed to solicit proxies from our stockholders to obtain stockholder approval of the proposal to issue shares of our common stock, there is no assurance that the Share Purchase will be approved. If the Share Purchase is not approved, and as a result the Share Purchase is not completed:

•	the price of our common stock may decline;

•	we will not realize our expected benefits of the Share Purchase; and

•
the costs incurred by us, and certain costs incurred by the Hego shareholders, related to the Share Purchase, such as certain accounting and legal fees, must be paid by us even if the Share Purchase is not completed.

The Share Purchase may be completed even though material adverse changes may result from the announcement of the Share Purchase, industry-wide changes and other causes.

In general, either party can refuse to complete the Share Purchase if there is a material adverse change affecting the other party between March 9, 2013, the date of the Stock Purchase Agreement, and the Closing. However, certain types of changes do not permit either party to refuse to complete the Share Purchase, even if such change would have a material adverse effect on us or Hego, including:

•	general economic or business conditions or acts of war or terrorism, in each case, that do not disproportionately affect the applicable party and its subsidiaries, taken as a whole;

•	factors affecting the digital and broadcast graphics industry in general which do not disproportionately affect either party or its subsidiaries; or

•	any change in accounting principles generally accepted in the United States or applicable laws.

If adverse changes occur but we and the Hego shareholders still complete the Share Purchase, our stock price may suffer.

The market price of our common stock may decline as a result of the Share Purchase.

The market price of our common stock may decline as a result of the Share Purchase for a number of reasons including if:

•	we do not achieve the perceived benefits of the Share Purchase as rapidly or to the extent anticipated by financial or industry analysts;

•	the effect of the Share Purchase on our business and prospects is not consistent with the expectations of financial or industry analysts; or

•	investors react negatively to the effect on our business and prospects from the Share Purchase.

Subject to certain limitations, the Hego shareholders may sell our common stock beginning 15 months following the Closing of the Share Purchase, which could cause our stock price to decline.

The shares of our common stock that the Hego shareholders will receive following the completion of the Share Purchase are restricted, but the Hego shareholders may sell the shares of our common stock following the Share Purchase under certain circumstances. The Hego shareholders will be subject to certain restrictions on their ability to transfer their shares of our common stock, including, among other things, a fifteen (15) month prohibition on the transfer of the shares of our common stock issued to the Hego shareholders in connection with the Share Purchase (other than transfers to certain permitted transferees). We have agreed to register for resale the Share Purchase Shares that are restricted from sale under the Securities Act. The sale of a substantial number of our shares by the Hego shareholders or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

The fairness opinion obtained by Chyron from its financial advisor will not reflect changes in circumstances between signing the Stock Purchase Agreement and the completion of the Share Purchase.

We have not obtained and will not obtain an updated opinion regarding the fairness of the consideration to be paid by us pursuant to the Share Purchase from Morpheus Capital Advisors LLC, our financial advisor, which we refer to as Morpheus Capital. Morpheus Capital’s opinion speaks only as of its date and does not address the fairness of the consideration to be paid by us pursuant to the Share Purchase, from a financial point of view, at the time the Share Purchase is completed. Changes in the operations and prospects of Chyron or Hego, general market and economic conditions and other factors that may be beyond the control of Chyron and Hego, and on which the fairness opinion was based, may alter the value of Chyron or Hego or the prices of shares of our common stock by the time the Share Purchase is completed.

Risks Related to the Combined Business Following the Share Purchase

The future profitability, growth and success of our combined business will depend on our ability to achieve further product cost reductions by our combined operations.

The future profitability and growth of our combined business depends upon our ability to achieve further product cost reductions by our combined operations, including improved operating and manufacturing efficiencies and marketing and research and development synergies. If product cost reductions are not achieved on a timely basis, the future profitability of our combined business will be delayed and may not be delivered.

The announcement and pendency of the Share Purchase may cause disruptions in the business of Hego, which could have an adverse effect on its business, financial condition or results of operations and, post-closing, our business, financial condition or results of operations.

The announcement and pendency of the transaction could cause disruptions in the business of Hego. Specifically:

These disruptions could be exacerbated by a delay in the completion of the Share Purchase or termination of the Stock Purchase Agreement and could have an adverse effect on the business, financial condition or results of operations of Hego prior to the completion of the transaction and on us if the transaction is completed.

We expect to increase the level of our insurance coverage following the completion of the proposed Share Purchase; however, future claims could exceed our applicable insurance coverage.

The combined companies will continue to maintain insurance for property and general liability, directors’ and officers’ liability, products liability, workers compensation and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Although we may increase the level of our insurance coverage, particularly our directors’ and officers’ liability insurance, following the completion of the Share Purchase, future claims could exceed our applicable insurance coverage, or in some instances our coverage may not cover the applicable claims.

Significant costs are expected to be associated with the proposed Share Purchase.

We estimate that Chyron and Hego will incur direct transaction costs of approximately $0.85 million and $0.99 million, respectively, in connection with the proposed Share Purchase. In addition, the combined business may incur charges to operations that we cannot currently reasonably estimate in the quarter in which the Share Purchase is completed or the following quarters to reflect costs associated with integrating the two businesses. There can be no assurance that the combined business will not incur additional charges relating to the transaction in subsequent periods, which could have a material adverse effect on our cash flows, results of operations and financial position.

The success of the combined business will depend on the services of each of our senior executives as well as certain key research and development, engineering, sales and marketing personnel, the loss of whom could negatively affect the combined business.

Our success has always depended upon the skills, experience and efforts of our senior executives and other key personnel, including our research and development executives and managers. Following the completion of the Share Purchase, this will be even more important as we work to integrate our businesses. For both us and Hego, much of our expertise is concentrated in relatively few employees, the loss of whom for any reason could negatively affect our business. The failure of key employees to remain with the combined business could be harmful to the success of the combined business. Competition for our highly skilled employees is intense and we cannot prevent the future resignation of any employee. Most of the combined business’s employees have or will have agreements which impose obligations that may prevent a former employee from working for a competitor for a period of time; however, these clauses may not be enforceable, or may be enforceable only in part.

The combined business will continue to require significant capital to build the business, and financing may not be available to us on reasonable terms, if at all.

The combined business will continue to require significant working capital for operations and marketing and research and development activities as well as the expansion and integration of our operations. If our existing resources are insufficient to satisfy our liquidity requirements, we may need to sell additional equity securities. Any sale of additional equity securities may result in additional dilution to our stockholders, and we cannot be certain that we will be able to obtain additional public or private financing in amounts, or on terms, acceptable to us, or at all.

Our executive officers and directors, together with their affiliates and related persons, own a large percentage of our voting common stock and could limit new stockholders’ influence on corporate decisions or could delay or prevent a change in corporate control.

Our current directors and executive officers and their affiliates will own, in the aggregate, approximately 24.3% of our outstanding shares of common stock (not including options or other convertible securities) assuming the issuance of approximately 12,202,514 shares of our common stock to acquire indirectly all of the issued and outstanding shares of Hego, based on our outstanding capital stock at March 15, 2013. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

•	delaying, deferring or preventing, or alternatively, accelerating or causing, a change in control of our company;

•	entrenching our management and/or Board of Directors;

•	impeding a merger, consolidation, takeover or other business combination involving our company; or

•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

Hego conducts a significant amount of its sales activity outside of the United States, which subjects it to additional business risks and may adversely affect the combined business’s results of operations and financial condition due to increased costs.

During the year ended December 31, 2012, Hego derived approximately $13.8 million, or 93.1% of its net sales, from sales of its products and services outside of the United States. The combined business intends to continue to pursue growth opportunities in sales internationally, which could expose it to additional risks associated with international sales and operations that we do not currently face. Hego’s international operations are, and the combined business’s international operations will continue to be, subject to a number of risks and potential costs, including:

•	unexpected changes in foreign regulatory requirements;

•	differing local product preferences and product requirements;

•	diminished protection of intellectual property in some countries outside of the United States;

•	differing payment cycles;

•	trade protection measures and import or export licensing requirements;

•	difficulty in staffing, training and managing foreign operations;

•	differing legal regulations and labor relations;

•	potentially negative consequences from changes in tax laws (including potentially taxes payable on earnings of foreign subsidiaries upon repatriation); and

•	political and economic instability.

In addition, Hego is subject to risks arising from currency exchange rate fluctuations, which could increase the combined business’s costs and may adversely affect its results of operations. The U.S. dollar value of Hego’s foreign-generated revenues varies with currency exchange rate fluctuations. The majority of Hego’s foreign-generated revenues were generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on the combined business’s results of operations.

Any of these factors may, individually or as a group, have a material adverse effect on the combined business’s financial condition, results of operations and cash flows.

Risks Related to Our Common Stock

If we fail to continue to meet all applicable NASDAQ Global Market requirements and The NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.

Our common stock is currently listed on the NASDAQ Global Market. In order to maintain that listing, we must satisfy minimum financial and other requirements. On March 12, 2013, we received a letter, which we refer to as the "Notice," from The Nasdaq Stock Market or "NASDAQ," notifying us that we were no longer in compliance with the minimum stockholders' equity requirement for continued listing on the NASDAQ Global Market. NASDAQ Listing Rule 5450(b)(1)(A) requires companies listed on the NASDAQ Global Market to maintain a minimum of $10,000,000 in stockholders' equity. As disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2012, filed on March 8, 2013, our stockholders' equity as of December 31, 2012 did not meet this requirement.

In order to maintain the listing of our common stock on the NASDAQ Global Market, we were required to submit by April 26, 2013 to NASDAQ a plan to regain compliance with this continued listing requirement. On April 22, 2013, we submitted our plan to regain compliance with the NASDAQ Listing Rules. NASDAQ will decide whether to accept our plan to regain compliance with its listing requirements, considering criteria such as the likelihood that the plan will result in compliance with NASDAQ's continued listing criteria, our past compliance history, the reasons for our current non-compliance, other corporate events that may occur within the review period, our overall financial condition, and our public disclosures. If the plan is accepted, NASDAQ may grant us an extension of up to 180 calendar days from the date of the Notice for us to provide evidence of compliance.

If NASDAQ does not accept our plan, we may apply to transfer the listing of our common stock to the NASDAQ Capital Market (which has a lower stockholders' equity requirement for continued listing) if we satisfy all of the criteria for initial listing on the NASDAQ Capital Market. If we do not transfer our common stock to the NASDAQ Capital Market, NASDAQ will notify us that our common stock is subject to delisting. At that time, we may appeal the delisting determination to a NASDAQ Hearings Panel.

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
2.1
Stock Purchase Agreement by and among, Chyron Corporation, Chyron Holdings, Inc., Chyron AB, Hego Aktiebolag, Westhill Group AB (corp. reg. no. 556583-5948) as the stockholder representative of the Hego stockholders, and the stockholders of Hego Aktiebolag, dated as of March 9, 2013 (previously filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 12, 2013 (File No. 001-09014) and incorporated herein by reference.)

3.1
Amended and Restated By-Laws of Chyron Corporation, as amended (previously filed as Exhibit 3.1 to the Registrant's current report on Form 8-K filed with the Commission on March 12, 2013 (File No. 001-09014) and incorporated herein by reference).

10.1
2013 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 15, 2013 (File No. 001-9014) and incorporated herein by reference).

10.2*#	Seventh Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 1, 2013.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101*
Interactive Data Files formatted in XBRL (Extensible Business Reporting Language) from (a) our Consolidated Balance Sheets as of March 31, 2013 (unaudited) and December 31, 2012, (b) our Consolidated Statements of Operations for the Three Months ended March 31, 2013 and 2012 (unaudited), (c) our Consolidated Statements of Comprehensive (Loss) for the Three Months ended March 31, 2013 and 2012 (unaudited), (d) our Consolidated Statements of Cash Flows for the Three Months ended March 31, 2013 and 2012 (unaudited) and (e) the Notes to such Consolidated Financial Statements (unaudited).**

*filed herewith

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

# Portions of this Exhibit have been omitted and filed separately with the Securities and Exchange Commission as part of an application for confidential treatment pursuant to Rule 24b-2 of the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRON CORPORATION
(Registrant)

May 13, 2013	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
President and Chief Executive Officer

May 13, 2013	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and Sr. Vice President