Form 10-Q/A
period 2013-03-31
ChyronHego Corp
filed 2013-07-10
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q/A
(Amendment No. 1)

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2013

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________to ________.

Commission File Number 001-09014
ChyronHego Corporation
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

EXPLANATORY NOTE

This Amendment No. 1 to the Quarterly Report on Form 10-Q/A (this “Amendment”) amends the Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the “Original Report”) filed by ChyronHego Corporation (previously Chyron Corporation) with the Securities and Exchange Commission on May 13, 2013. This Amendment is being filed solely for the purpose of amending Exhibit 10.2 under Item 6 of Part II of the Original Report.

Except as described above, no other changes have been made to the Original Report and this Amendment does not modify or update disclosures in the Original Report and does not reflect subsequent events occurring after the date of the Original Report. Accordingly, this Amendment should be read in conjunction with the Original Report, which continues to speak as of the date of the Original Report.

PART II. OTHER INFORMATION

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

10.1
2013 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed with the Commission on January 15, 2013 (File No. 001-09014) and incorporated herein by reference).

10.2*	Seventh Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 1, 2013.
31.1*	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
* Filed herewith. ** Previously filed with our Quarterly Report on Form 10-Q on May 13, 2013 which this Form 10-Q/A amends.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRONHEGO CORPORATION
(Registrant)

July 10, 2013	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
Chief Executive Officer
(Principal Executive Officer)

July 10, 2013	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Chief Financial Officer and Sr. Vice President
(Principal Financial and Accounting Officer)