Form 10-Q
period 2013-06-30
ChyronHego Corp
filed 2013-08-14
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 9, 2013 was 30,110,068.

CHYRONHEGO CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of June 30, 2013 (unaudited) and
	December 31, 2012	3

	Consolidated Statements of Operations for the Three and Six Months
	ended June 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) for the
	Three and Six Months ended June 30, 2013 and 2012 (unaudited)	5

	Consolidated Statements of Cash Flows for the Six Months
	ended June 30, 2013 and 2012 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	20

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	26

Item 4.	Controls and Procedures	26

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	26

Item 1A.	Risk Factors	27

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	28

Item 3.	Defaults Upon Senior Securities	28

Item 4.	Mine Safety Disclosures	28

Item 5.	Other Information	28

Item 6.	Exhibits	29

PART I   FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRONHEGO CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	June 30,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$2,189	$2,483
Accounts receivable, net	9,958	5,630
Inventories, net	2,686	2,285
Prepaid expenses and other current assets	1,987	626
Total current assets	16,820	11,024

Property and equipment, net	3,364	1,347
Intangible assets, net	10,238	559
Goodwill	16,621	2,066
Deferred tax asset	253	-
Other assets	191	119
TOTAL ASSETS	$47,487	$15,115

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,977	$3,100
Deferred revenue	4,239	3,637
Due to related parties	669	-
Current portion of pension liability	377	278
Short-term debt	1,269	280
Capital lease obligations	224	20
Total current liabilities	15,755	7,315

Contingent consideration	7,555	-
Pension liability	4,069	3,873
Deferred revenue	986	1,198
Long-term debt	575	397
Other liabilities	657	351
Total liabilities	29,597	13,134

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 30,094,464 at June 30, 2013
and 17,135,239 at December 31, 2012	301	171
Additional paid-in capital	103,103	84,539
Accumulated deficit	(83,406)	(80,404)
Accumulated other comprehensive loss	(2,255)	(2,325)
Total ChyronHego Corporation shareholders' equity	17,743	1,981
Non controlling interests	147	-
Total shareholders' equity	17,890	1,981
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$47,487	$15,115

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Product revenues	$6,744	$5,771	$12,718	$11,573
Service revenues	3,972	1,913	6,015	3,988
Total revenues	10,716	7,684	18,733	15,561

Cost of sales	3,385	2,365	5,680	4,700
Gross profit	7,331	5,319	13,053	10,861

Operating expenses:
Selling, general and administrative	6,836	4,479	11,587	9,164
Research and development	2,345	1,929	4,125	3,860

Total operating expenses	9,181	6,408	15,712	13,024

Operating loss	(1,850)	(1,089)	(2,659)	(2,163)

Interest expense, net	(95)	(4)	(109)	(9)

Other loss, net	(39)	(13)	(122)	(6)

Loss before taxes	(1,984)	(1,106)	(2,890)	(2,178)

Income tax (expense) benefit, net	(93)	476	(104)	597

Net loss	(2,077)	(630)	(2,994)	(1,581)

Less: Net income attributable to
Non controlling interests	8	-	8	-

Net loss attributable to ChyronHego
shareholders	$(2,085)	$(630)	$(3,002)	$(1,581)

Net loss per share attributable to
ChyronHego shareholders- basic	$(0.09)	$(0.04)	$(0.15)	$(0.09)

Net loss per share attributable to
ChyronHego shareholders- diluted	$(0.09)	$(0.04)	$(0.15)	$(0.09)

Weighted average shares outstanding:
Basic	22,989	16,898	20,191	16,852
Diluted	22,989	16,898	20,191	16,852

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012

Net loss	$(2,077)	$(630)	$(2,994)	$(1,581)

Other comprehensive income (loss):

Foreign currency translation adjustment	90	(7)	70	3

Comprehensive loss	(1,987)	(637)	(2,924)	(1,578)

Less: Comprehensive income attributable
to non controlling interests	8	-	8	-

Comprehensive loss attributable to
ChyronHego Corporation	$(1,995)	$(637)	$(2,932)	$(1,578)

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months
	Ended June 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(2,994)	$(1,581)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	768	441
Deferred tax allowance	372	-
Deferred income tax benefit	(316)	(620)
Inventory provisions	-	10
Share-based payment arrangements	2,384	479
Shares issued for 401(k) match	128	153
Other	55	(19)
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	(1,631)	98
Inventories	(401)	101
Prepaid expenses and other assets	(69)	(99)
Accounts payable and accrued expenses	1,837	(28)
Deferred revenue	52	347
Other liabilities	339	(265)
Net cash provided by (used in) operating activities	524	(983)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(714)	(323)
Purchase of business, net of cash acquired	(28)	-
Net cash used in investing activities	(742)	(323)

Cash Flows from Financing Activities
Proceeds from borrowings	222	-
Proceeds from exercise of stock options	2	-
Payments on capital lease obligations	(102)	(19)
Repayments on debt	(213)	(135)
Net cash used in financing activities	(91)	(154)

Effect of exchange rate changes on cash and cash equivalents	15	-

Change in cash and cash equivalents	(294)	(1,460)
Cash and cash equivalents at beginning of period	2,483	4,216
Cash and cash equivalents at end of period	$2,189	$2,756

Supplemental Cash Flow Information:
Common stock issued for acquisition	$16,591	-
Contingent consideration for acquisition	$7,500	-

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Nature of Business

On May 22, 2013 Chyron Corporation ("Chyron") acquired the outstanding stock of Hego Aktiebolag ("Hego" or "Hego AB"), creating ChyronHego Corporation (the "Company" or "ChyronHego"). Hego is a global graphics services company based in Stockholm, Sweden that develops real-time graphics products for the broadcast and sports industries. The companies combined in a cash and stock-for-stock transaction and the Company will continue to trade on the NASDAQ under the symbol "CHYR." The combination of these two companies, which is referred to in these consolidated financial statements as the "Business Combination," forms a leading global provider of broadcast graphics creation, playout and real-time data visualization.

General

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. The results of operations include the operating results of Hego since the completion of the Business Combination on May 22, 2013. See Note 8 of these consolidated financial statements.

In the opinion of management of the Company, the unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2013 and the consolidated results of its operations, its comprehensive income (loss) and its cash flows for the periods ended June 30, 2013 and 2012. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions, allocations of purchase price, contingent consideration, valuation of intangible assets and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 figures included herein were derived from such audited consolidated financial statements.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units are reflected in diluted net income (loss) per share by applying the treasury stock method.

The Company recorded net losses for the three and six months ended June 30, 2013 and 2012. Potential common shares are anti-dilutive in periods in which the Company records a net loss because they would reduce the respective period's net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in all periods presented.

Shares used to calculate net loss per share are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	22,989	16,898	20,191	16,852
Effect of dilutive stock options	-	-	-	-
Effect of dilutive restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	22,989	16,898	20,191	16,852

Weighted average shares which are not included
in the calculation of diluted earnings (loss)
per share because their impact is anti-dilutive:
Stock options	3,340	2,738	3,172	2,684
Restricted stock units	-	186	60	190
	3,340	2,924	3,232	2,874

2.           LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At June 30, 2013 there were 3.5 million shares available to be granted under the Plan, which includes 3.0 million shares that were approved for issuance under the Plan by the Company's stockholders in May 2013. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic 718 Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. There were no options granted during the three months ended June 30, 2013. The fair values of the options granted during the three months ended June 30, 2012 and the six months ended June 30, 2013 and 2012, were estimated based on the following weighted average assumptions:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2012	2013	2012
Expected volatility	68.49%	76.23%	69.44%
Risk-free interest rate	0.94%	1.06%	1.32%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.0	6.0	6.0
Estimated fair value per option granted	$0.85	$0.87	$0.97

The following table presents a summary of the Company's stock option activity for the six months ended June 30, 2013:

Number of
Options
Outstanding at January 1, 2013	4,294,273
Granted	60,000
Exercised	(52,428)
Forfeited and cancelled	(112,918)
Outstanding at June 30, 2013	4,188,927

The Company also grants restricted stock units, or RSUs, that entitle the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant.

The following table presents a summary of the Company's RSU activity for the six months ended June 30, 2013:

Shares
Nonvested at January 1, 2013	343,161
Granted	329,164
Vested	(672,325)
Nonvested at June 30, 2013	-

On May 22, 2013 the Business Combination of Chyron and Hego, as discussed in Note 8 to these Consolidated Financial Statements, constituted a change in control under the Company's long-term incentive plans. As a result, at the closing of the Business Combination, all outstanding awards became immediately exercisable and fully vested, without regard to any time and/or performance vesting conditions. As a result, the Company recorded a charge of $1.3 million, representing the unamortized expense related to the vesting of such equity awards.

On May 2, 2013 the Company implemented a restructuring plan to reduce operating costs that resulted in the reduction of its workforce by 20 employees. All affected employees were provided with an adjustment in the terms of their stock options and/or RSUs that were outstanding on their termination date. Subject to a properly executed release by the affected employees, the stock option and RSU awards were amended to permit those awards to vest at their termination date regardless of performance conditions if any in the original award, and the expiration date for exercise of the stock options was extended through the end of the original term of the stock option, usually ten years from date of grant, rather than expiring ninety days after the employee's termination date as stated in the original awards. As a result, the Company recorded a charge of approximately $0.4 million associated with the modifications of these awards.

In addition, each year the Company adopts a Management Incentive Compensation Plan (the "Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service criteria in the fiscal years for which the Incentive Plan is adopted. During the three and six months ended June 30, 2013 the Company recorded an expense of $0.3 million and $0.5 million, respectively, associated with the awards under these Plans of which 65% is payable in common stock. During the six months ended June 30, 2012 no expense was recorded.

The Company amortizes share-based compensation expense over the vesting period on a straight line basis. The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Cost of sales	$11	$19	$28	$38
Research and development	67	69	154	165
Selling, general and administrative	1,966	87	2,202	276
	$2,044	$175	$2,384	$479

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	June 30,	December 31,
	2013	2012
Finished goods	$241	$465
Work-in-progress	487	468
Raw material	1,958	1,352
	$2,686	$2,285

4.           LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2013	2012
Revolving credit facilities - Sweden	$824	$-
Term loans - Europe	419	-
Term loan - US	537	677
Other	64	-
	1,844	677
Less: portion due within one year	(1,269)	(280)
	$575	$397

Revolving credit facilities - Sweden

As a result of the Business Combination, the Company has revolving credit facilities in Sweden that total $1.15 million of which $0.824 million is outstanding at June 30, 2013. The revolving credit facilities have expiration dates of December 31, 2013 and automatically renew for twelve month periods, unless notified by the lender ninety days prior to expiration. The interest rate on these revolving credit facilities is 5.95%. The revolving credit agreements are collateralized by the assets of certain Swedish subsidiaries of the Company.

Term loans - Europe

As a result of the Business Combination, the Company also has three term loans related to its European operations that total $0.42 million. Two of the term loans require principal payments totaling $10 thousand per month and bear interest at rates that range between 7.45% and 7.75% and will mature in 2014 and 2015. The third term loan, which has an outstanding balance of $0.2 million, bears interest that is payable quarterly at 15%, requires no principal payments and will be due on December 31, 2014.

Credit facility and term loan - US

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

At June 30, 2013, available borrowings under the Revolving Line were approximately $2 million but no borrowings were outstanding. During the fourth quarter of 2012, the Company took two advances of $0.35 million each from the term loan and the balance outstanding at June 30, 2013 was $0.5 million. The term loan bears interest at Prime +2.25% (which was 6.25% at June 30, 2013) and principal and interest are being repaid over thirty months.

On August 5, 2013 the Company entered into a loan modification and waiver agreement with Silicon Valley Bank ("SVB") whereby the expiration date of the Revised Credit Facility has been extended to October 12, 2013 with the intention that the Company and SVB will enter into a new credit facility prior to that date.

Pursuant to the Revised Credit Facility, the financial covenants were modified. The Company is required to maintain financial covenants based on an adjusted quick ratio ("AQR") of at least 1.2 to 1.0, measured at each calendar month-end, and the minimum tangible net worth covenant was replaced by a maximum EBITDA loss/profitability covenant (tested at quarter end) effective with the first quarter of 2013. Additionally, if the Company's AQR falls below 1.5x at any month-end during the remaining term of the facility, then any borrowings under the Revolving Line will be repaid by SVB applying collections from the Company's SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account. Due to the Business Combination with Hego, which was not anticipated when the covenant requirements were established, the Company failed to meet the financial covenants at May 31, 2013 and June 30, 2013, and obtained waivers from SVB with respect to those financial covenants. As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts the Company's ability to pay dividends without the bank's consent.

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

5.           BENEFIT PLANS

The net periodic benefit cost relating to the Company's U.S. Pension Plan is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Service cost	$135	$130	$281	$260
Interest cost	98	88	188	176
Expected return on plan assets	(98)	(87)	(198)	(174)
Amortization of net loss	57	41	123	82
Amortization of prior service cost	(2)	(2)	(4)	(4)
	$190	$170	$390	$340

The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, the Company may choose to make a discretionary contribution to its pension plan to reduce the unfunded liability. In the second quarter of 2013 the Company made a required contribution of $0.1 million to its pension plan and, based on current assumptions, the Company expects to make required contributions of $0.4 million in the next twelve months.

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. The Company may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the six months ended June 30, 2013 and 2012, the Company issued 139 thousand and 110 thousand shares of common stock in connection with the Company match for the Company's 401(k) Plan in lieu of an aggregate cash match of $128 thousand and $153 thousand, respectively.

Substantially all employees of the Company's foreign subsidiaries receive pension coverage, at least to the extent required, through plans that are governed by local statutory requirements. Contributions to these plans are typically based on specified percentages of the employees' salaries.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Balance at beginning of period	$55	$50	$50	$50
Provisions	41	25	70	59
Warranty services provided, net	(31)	(25)	(55)	(59)
	$65	$50	$65	$50

7.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	June 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$14,743	$14,491
Inventory	1,771	1,769
Other liabilities	3,365	3,055
Fixed assets	409	440
Other temporary differences	681	589
	20,969	20,344
Deferred tax valuation allowance	(20,716)	(20,344)
	$253	$-

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

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. All available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. As of June 30, 2013 and December 31, 2012, using that standard, the Company concluded that a valuation allowance was required for the majority of its deferred tax assets. The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

At June 30, 2013, the Company had approximately $44 million in U.S. Federal net operating loss carryforwards ("NOLs") expiring between 2018 and 2032. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. It may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2009 through 2012 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2008 through 2012 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their review period open for six to ten years.

The components of the provision for income tax (expense) benefit for the periods ended are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Current:
State and foreign	$(37)	$(11)	$(48)	$(23)

Deferred:
State	-	22	10	31
Federal	(4)	465	339	589
Foreign	(33)	-	(33)	-
	(37)	487	316	620
Valuation allowance	(19)	-	(372)	-
Income tax (expense) benefit, net	$(93)	$476	$(104)	$597

The difference between the Company's effective income tax rate and the federal statutory rate is primarily due to the transaction costs associated with the Hego business combination that will not be deductible for tax purposes and the amount of expense associated with the Company's share-based payment arrangements and the portion thereof that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

8.           BUSINESS COMBINATION

On May 22, 2013, Chyron and Hego completed the Business Combination which was structured as a share purchase transaction, pursuant to the terms of a stock purchase agreement (the "Stock Purchase Agreement") whereby a wholly-owned subsidiary of Chyron acquired all of the issued and outstanding shares of Hego. Pursuant to the terms of the Stock Purchase Agreement, Chyron issued 12,199,431 shares of Chyron's common stock to the former Hego stockholders. The number of shares issued was equal to 40% of the total of (i) the issued and outstanding shares of Chyron's common stock as of May 10, 2013, (ii) the shares of Chyron's common stock issuable upon the exercise of all outstanding options and restricted stock units that had an exercise price of less than or equal to $1.25 per share as of May 10, 2013, and (iii) the shares issued at the closing, which are collectively referred to as the "Outstanding Closing Shares."  In addition, upon Hego achieving certain revenue milestones during the fiscal years 2013, 2014 and 2015, the Company may issue additional shares, which are referred to as the "Earn-Out Shares" to the former Hego stockholders, such that the aggregate amount of shares of the Company's common stock issued in the transaction would equal up to 18,299,147 shares, or 50% of the total Outstanding Closing Shares and Earn-Out Shares. The Company and Hego entered into the Business Combination to create a market leading company in the fields of TV graphics, data visualization and production services for 'Live' and on line news and sports production. The Company intends to broaden its range of sophisticated products and services offerings to grow in international markets.

The total purchase price of $24.6 million is comprised of 12.2 million shares of Chyron common stock (the Closing Shares) valued at $16.6 million, contingent consideration of shares of Chyron common stock (the Earn-Out Shares) valued at an estimated $7.5 million and $0.5 million in cash and other consideration. The $7.5 million represents the value of the Earn-Out Shares based on a probability-based model measuring the likelihood of achieving certain revenue milestones as detailed below, and has been recorded as a liability in the balance sheet. In connection with FASB ASC 805, the fair value of any contingent consideration is established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period which could have a material impact on the Company's financial position or results of operations. As of June 30, 2013 the Company recorded a charge of $55 thousand in order to adjust the contingent consideration to $7.555 million, its current fair value in the level 3 category. Based on the revenue milestones, additional shares could be issued as follows:

Revenue milestones	Additional shares
$15.5 million in 2013	2,772,598
$16.0 million in 2014	1,584,342
$16.5 million in 2015	1,742,776
Total	6,099,716

Or, alternatively, if $33.0
million for 2013 and 2014
combined	6,099,716

The following table summarizes the estimated allocation of the purchase price which is preliminary and subject to adjustment following the completion of the valuation process (in thousands):

Net fair value of assets acquired	$107
Intangible assets	9,930
Goodwill	14,555
$24,592

The Company believes that the goodwill resulting from the Business Combination reflects the unique proprietary image and player tracking technology that strengthens our product and services offerings internationally and provides access to new and existing customers. The Company believes that this preliminary estimate of goodwill will not be deductible for tax purposes.

The components and estimated useful lives of intangible assets acquired as of June 30, 2013 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (dollars in thousands):

		Estimated
		useful life
Definite-lived intangibles:
Customer relationships	$6,400	10
Proprietary technology	800	15
Other intangibles	830	15

Indefinite-lived intangibles:
Tradename	1,900	-
	$9,930

In connection with the Business Combination, the Company incurred $0.3 million and $1.0 million in transaction costs in the three and six months ended June 30, 2013, respectively.

Below are the unaudited proforma results of operations for the six months ended June 30, 2013 and 2012 as if the Company had merged with Hego on January 1, 2012. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the Business Combination occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations (in thousands except per share data):

	June 30,
	2013	2012
Net sales	$24,607	$23,310
Net loss	(4,453)	(2,050)
Net loss per share - basic and diluted	$(0.15)	$(0.07)

In future periods, the combined business may incur charges to operations to reflect costs associated with integrating the two businesses that the Company cannot reasonably estimate at this time.

9.           DUE TO RELATED PARTIES

The balance due to related parties represents amounts that are due to certain former shareholders or employees of Hego AB that are now shareholders or employees of the Company. The balance resulted from loans to Hego AB, and dividends declared but not paid by Hego AB, prior to its merger with Chyron. Interest is accrued on the outstanding balance at the rate of 5.95%.

10.           RESTRUCTURING

On May 2, 2013, the Company's Board of Directors approved a restructuring plan to reduce operating costs. As a result, the Company reduced the size of its workforce by 20 positions and recorded a charge of $0.6 million in severance pay and benefits expense. As of June 30, 2013 the remaining liability was approximately $0.3 million and the Company expects that this will be paid in the third quarter of 2013. Also in the quarter ended June 30, 2013 the Company incurred a charge of $0.4 million associated with modifications of equity awards for the affected employees that were outstanding on their termination date.

11.           SEGMENT AND GEOGRAPHIC INFORMATION

Revenues by geography are based on the country in which the end user customer resides and are detailed as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
North America	$6,499	$5,148	$11,752	$10,820
Europe, Middle East and Africa (EMEA)	3,660	808	4,872	1,809
Latin America	374	710	965	1,482
Asia	183	1,018	1,144	1,450
	$10,716	$7,684	$18,733	$15,561

Prior to the Business Combination with Hego, the Company operated as one reporting unit. As a result of the Business Combination the Company will be organized, managed and internally reported as two segments. Because the Company will not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment, and therefore, segment asset information is not presented at this time. In addition, due to the preliminary status of the purchase price allocation, goodwill has not been allocated to reporting segments.

Operating segment data is as follows (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013
Revenues:
Hego	$2,307	$2,307
Chyron	8,409	16,426
	$10,716	$18,733

Operating income (loss):
Hego	$240	$240
Chyron	799	1,346
Unallocated corporate expense	(2,889)	(4,245)
	$(1,850)	$(2,659)

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including, but not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified scientific, technical and business personnel; our ability to expand our Axis online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our Axis online graphics services, workflow and asset management solutions; our ability to integrate the business of Chyron and Hego; our ability to grow sales and profits from our Hego products and services; our ability to develop new Hego products and services; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; competitors with significantly greater financial resources; new product and service introductions by competitors; challenges associated with expansion into new markets; and other factors set forth in Part I, Item 1A, entitled "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2012 (the "2012 Form 10-K"), as well as any updates or modifications to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Those factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report,

"ChyronHego," the "Company," "we," "us," and "our" refer to ChyronHego Corporation and "Hego" refers to Hego Aktiebolag.

Overview

On May 22, 2013 we acquired the outstanding stock of Hego AB, creating ChyronHego Corporation. Hego brings very strong sports products and service offerings that address the needs of both sports broadcasters and sports leagues and rights holders. There are significant budgets available in the sports TV space for those companies who offer an improved viewer experience. Now that the transaction has been consummated, we believe that we will be positioned to benefit from these kinds of expenditures. The Chyron and Hego product lines are complementary with very little overlap. Hego's solutions and services predominantly address the needs of live sports production, while Chyron has recently been more focused on graphics solutions for live and near-live news production workflows. We believe that the business combination of Chyron and Hego will create a global leader in broadcast graphics creation, playout and real-time data visualization.

The results of operations include the operating results of Hego since completion of the business combination on May 22, 2013.

Results of Operations for the Three and Six Months Ended June 30, 2013 and 2012

Net sales. Revenues for the quarter ended June 30, 2013 were $10.7 million, an increase of $3.0 million, or 39%, from the $7.7 million reported in the quarter ended June 30, 2012. Of these amounts, North American revenues were $6.5 million in the quarter ended June 30, 2013 and $5.1 million in the quarter ended June 30, 2012. Revenues derived from international regions were $4.2 million in the quarter ended June 30, 2013 as compared to $2.6 million in the quarter ended June 30, 2012.

Revenues for the six months ended June 30, 2013 were $18.7 million, an increase of $3.1 million, or 20%, from the $15.6 million in the six months ended June 30, 2012. Revenues derived from North American customers were $11.7 million in the six month period ended June 30, 2013 as compared to $10.8 million in the six month period ended June 30, 2012. Revenues derived from international regions were $7.0 million in the six months ended June 30, 2013 as compared to $4.8 million in the six month period ended June 30, 2012.

Revenues by type, for the three and six month periods are as follows (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
		% of		% of		% of		% of
	2013	Total	2012	Total	2013	Total	2012	Total
Product	$6,744	63%	$5,771	75%	$12,718	68%	$11,573	74%
Services	3,972	37%	1,913	25%	6,015	32%	3,988	26%
	$10,716		$7,684		$18,733		$15,561

We experienced an increase in our product revenue stream in both the three and six month periods ended June 30, 2013 as a result of customer purchases for the upcoming winter Olympics in Sochi, Russia and incremental product sales of $0.5 million from our business combination with Hego.

Our services revenues increased in all periods primarily from the incremental contribution of $1.8 million of Hego services since the date of the business combination.

Gross profit.  Gross margins for the quarters ended June 30, 2013 and 2012 were 68% and 69%, respectively. The decrease in the gross margin percentage is primarily attributable to product mix. As services become a greater component of revenues we expect our margins to decline because our products carry a higher gross margin than our services. Gross margins for each of the six month periods ended June 30, 2013 and 2012 were 70%. Absent the effect of product mix, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Sales and marketing	$3,272	$3,474	$6,152	$7,000
General and administrative	3,564	1,005	5,435	2,164
	$6,836	$4,479	$11,587	$9,164

The decrease in sales and marketing expenses in the three and six month periods ended June 30, 2013, as compared to the same periods in 2012, is primarily the result of lower personnel costs and the related direct costs. During the second half of 2012, we reduced costs in this area by redeploying our resources to growth markets and eliminating positions in non growth areas that resulted in savings realized during the first half of 2013. These savings were slightly offset by the severance costs of $0.3 million in connection with the May restructuring. Hego sales and marketing costs included in the three and six month periods in 2013 were approximately $0.4 million.

The increase in general and administrative ("G&A") expenses in the three and six months ended June 30, 2013 is a result of Hego transaction-related costs and $1.7 million of expense associated with our share based arrangements. In connection with the business combination, we incurred $0.3 million and $1.0 million in transaction costs in the three and six months ended June 30, 2013, respectively. Also as a result of the business combination, all outstanding equity awards became immediately exercisable and fully vested which resulted in a charge of $1.3 million representing the unamortized expense of such awards. In addition, as a result of the Company's downsizing on May 2, 2013, affected employees were provided with an adjustment in the terms of their stock options and awards that were outstanding on their termination date. As a result, we recorded a $0.4 million charge related to the modification of these awards. Hego G&A expenses for the three and six month periods in 2013 were approximately $0.3 million.

Research and development expenses. Research and development ("R&D") expenses were $2.3 million in the quarter ended June 30, 2013 compared to $1.9 million in the quarter ended June 30, 2012. R&D expenses were $4.1 million and $3.9 million in the six month periods ended June 30, 2013 and 2012, respectively. The increases in all periods in 2013, as compared to the respective prior periods, is due primarily to the incremental costs of $0.4 million of the Hego transaction, severance costs of $0.3 million in connection with the May restructuring, offset by other expense decreases as projects are completed.

Interest expense. Interest expense increased slightly in the three and six months ended June 30, 2013 as compared to the same periods in 2012. This is due to the advances that we took on the U.S. term loan in the fourth quarter of 2012 and the addition of interest expenses associated with the additional long-term debt that we assumed from Hego in the business combination.

Other loss, net.  The components of other loss, net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2013	2012	2013	2012
Foreign exchange transaction gain (loss)	$3	$(13)	$(78)	$(6)
Mark to market contingent consideration	(55)	-	(55)	-
Other	13	-	11	-
	$(39)	$(13)	$(122)	$(6)

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to international transactions. However, we believe that it is not material to our near-term financial position or results of operations. This exposure will possibly increase in the future due to the Business Combination, as a result of which a larger percentage of the Company's business is expected to be transacted in foreign currencies.

Income tax benefit (expense), net. In the three months ended June 30, 2013 and 2012, we recorded an income tax expense of $0.1 million and a benefit of $0.5 million, respectively. In the six months ended June 30, 2013 and 2012 we recorded an expense of $0.1 million and a benefit of $0.6 million, respectively. The difference between our effective income tax rate and the federal statutory rate is primarily due to transaction costs associated with the Hego business combination that will not be deductible for tax purposes and the amount of expense associated with our share-based payment arrangements and the portion thereof that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At June 30, 2013, we had cash and cash equivalents on hand of $2.2 million and working capital of $1.1 million. In the first six months of 2013 our cash from operations was used primarily to fund acquisitions of property and equipment of $0.7 million and to make required principal payments on our debt and capital leases of $0.3 million, offset by new borrowings of $0.2 million.

During the second quarter of 2013 we made a required contribution of $0.1 million to our pension plan and we expect to make contributions of $0.4 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $5.5 million and $5.3 million at June 30, 2013 and December 31, 2012, respectively. Our investment strategy has been consistent in recent years and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

In March 2013, we entered into a loan modification agreement and amended our loan and security agreement (the "Revised Credit Facility") with Silicon Valley Bank ("SVB"). Under this Revised Credit Facility, the expiration date of the facility remained at August 12, 2013 and the revolving line of credit (the "Revolving Line") was reduced from $3.0 million to $2.0 million. Available borrowings under the Revolving Line was changed from 80% of eligible accounts receivable to 80% of eligible accounts receivable less the amount of principal outstanding under the term loan that forms part of the Revised Credit Facility, as described below. The Revolving Line continues to bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.75%. We also have a term loan with SVB, that was unchanged under the Revised Credit Facility, whereby advances were available to be drawn through December 31, 2012 in minimum amounts of $0.25 million.

At June 30, 2013, available borrowings under the Revolving Line were approximately $2.0 million but no borrowings were outstanding. During the fourth quarter of 2012, the Company took two advances of $0.35 million each from the term loan and the balance outstanding at June 30, 2013 was $0.5 million. The term loan bears interest at Prime +2.25% (which was 6.25% at June 30, 2013) and principal and interest are being repaid over thirty months.

 On August 5, 2013 we entered into a loan modification and waiver agreement with Silicon Valley Bank ("SVB") whereby the expiration date of the Revised Credit Facility has been extended to October 12, 2013 with the intention that we will enter into a new credit facility with SVB prior to that date.

Pursuant to the Revised Credit Facility, the financial covenants were modified. We are required to maintain financial covenants based on an adjusted quick ratio ("AQR") of at least 1.2 to 1.0, measured at each calendar month-end, and the minimum tangible net worth covenant was replaced by a maximum EBITDA loss/profitability covenant (tested at quarter end) effective with the first quarter of 2013. Additionally, if our AQR falls below 1.5x at any month-end during the remaining term of the facility, then any borrowings under the Revolving Line will be repaid by SVB applying collections from our SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, we will maintain a static loan balance and all collections will be deposited into our operating account. Due to the business combination with Hego, which was not anticipated when the covenant requirements were established, we failed to meet the financial covenants at May 31, 2013 and June 30, 2013 and obtained waivers from SVB. As is usual and customary in such lending agreements, the agreements also contain certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The lending agreement also restricts our ability to pay dividends without the bank's consent.

We also have revolving credit facilities associated with our European operations that total $1.15 million of which $0.824 million is outstanding at June 30, 2013. The revolving credit facilities have expiration dates of December 31, 2013 and automatically renew for twelve month periods unless notified by the lender ninety days prior to expiration. In addition, we have three outstanding term loans in Europe that total $0.4 million at June 30, 2013. Two of the term loans require principal payments that total $10 thousand per month and the third term loan, which has an outstanding balance of $0.2 million, requires no principal payments and will be due December 31, 2014.

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

Based on our plan for combining the operating activities of both Chyron and Hego, and provided that we are able to achieve our planned results of operations and retain the availability under our credit facilities, we believe that cash on hand, net cash to be generated in the business, and availability of funding under our credit facilities, will be sufficient to meet our cash requirements for at least the next twelve months.

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

ITEM 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal  financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared.

On May 22, 2013 the Company completed the Hego business combination for a purchase price of $24.6 million represented substantially by goodwill and identifiable intangible assets. Hego's operations contributed approximately $2.3 million in revenues to our consolidated financial results for the three months ended June 30, 2013. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Hego was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2013 but we will include an assessment within one year from the date of the business combination.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our 2012 Form 10-K and Part II, Item 1A in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 (the "2013 First Quarter Form 10-Q"), which could materially affect our business, financial condition or results of operations. The risks described in our 2012 Form 10-K, 2013 First Quarter Form 10-Q and this Quarterly Report on Form 10-Q are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the risk factors described in our 2012 Form 10-K and 2013 First Quarter Form 10-Q, other than the addition of the following risk factor, which replaces and supersedes the corresponding risk factor in the 2013 First Quarter Form 10-Q:

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

In order to maintain the listing of our common stock on the NASDAQ Global Market, we were required to submit by April 26, 2013 to NASDAQ a plan to regain compliance with this continued listing requirement. On April 22, 2013, we submitted our plan to regain compliance with the NASDAQ Listing Rules and NASDAQ granted us an extension to provide evidence of compliance.

On May 22, 2013, we held our 2013 annual meeting and our stockholders approved our business combination with Hego. Based upon a valuation performed by an independent valuation services firm that we retained, we recorded the acquisition at a value of approximately $24.6 million. As a result of this transaction, and taking into account our results of operations through our second quarter ended June 30, 2013, our shareholders' equity was approximately $17.9 million at June 30, 2013, and is therefore in excess of the NASDAQ Global Market's stockholders' equity requirement. On August 8, 2013, we advised NASDAQ, via a filing on Form 8-K, of our belief that we are now in compliance with this requirement. On August 9, 2013, the Company received a letter from NASDAQ notifying it that as a result of the information contained in the Form 8-K, NASDAQ has determined that the Company complies with the continued listing requirement for shareholders' equity, subject to the Company providing evidence of its compliance upon filing this quarterly report on Form 10-Q for the quarter ended June 30, 2013.

While we intend to continue to engage in efforts to regain compliance, and thus maintain our listing, there can be no assurance that we will be able to regain compliance. If we fail to continue to meet all applicable NASDAQ Global Market requirements in the future and NASDAQ determines to delist our common stock, the delisting could substantially decrease trading in our common stock and adversely affect the market liquidity of our common stock; adversely affect our ability to obtain financing on acceptable terms, if at all, for the continuation of our operations; and harm our business. Additionally, the market price of our common stock may decline further and stockholders may lose some or all of their investment.

ITEM 2.                UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                 PROCEEDS
None.

ITEM 3.                DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.                MINE SAFETY DISCLOSURES
None.

ITEM 5.                OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits:

Exhibit No.	Description of Exhibit
3.1
Restated Certificate of Incorporation filed with the State of New York on December 27, 1991 (previously filed as Exhibit 3(a) to the Registrant's Annual Report on Form 10-K for the fiscal year ended June 30, 1991 (File No. 000-05110) and incorporated herein by reference).

3.2
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on February 7, 1997 (previously filed as Exhibit 3(c) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference).

3.3
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on September 19, 2007 (previously filed as Exhibit 3(i) to the Registrant's Current Report on Form 8-K filed with the Commission on September 24, 2007 (File No. 000-05110) and incorporated herein by reference).

3.4
Certificate of Amendment of the Restated Certificate of Incorporation filed with the State of New York on May 22, 2013 (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 29, 2013 (File No. 001-09014) and incorporated herein by reference).

10.1**	Employment Agreement between ChyronHego Corporation and Johan Apel, dated as of May 23, 2013.*
10.2**	Employment Agreement between ChyronHego Corporation and Kevin Prince, dated as of May 23, 2013.*
10.3**	Employment Agreement between ChyronHego Corporation and Soren Kjellin, dated as of May 23, 2013.*
10.4**	Eighth Loan Modification Agreement between Silicon Valley Bank and ChyronHego Corporation, dated August 5, 2013.
31.1**	Certification of Principal Executive Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2**	Certification of Principal Financial Officer pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101**
Interactive Data Files formatted in XBRL (Extensible Business Reporting Language) from (a) our Consolidated Balance Sheets as of June 30, 2013 (unaudited) and December 31, 2012, (b) our Consolidated Statements of Operations for the Three and Six Months ended June 30, 2013 and 2012 (unaudited), (c) our Consolidated Statements of Comprehensive (Loss) for the Three and Six Months ended June 30, 2013 and 2012 (unaudited), (d) our Consolidated Statements of Cash Flows for the Three and Six Months ended June 30, 2013 and 2012 (unaudited) and (e) the Notes to such Consolidated Financial Statements (unaudited).***

    *Management contract or compensatory plan or arrangement.
  **Filed herewith.
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

CHYRONHEGO CORPORATION
(Registrant)

August 14, 2013	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
Chief Executive Officer
(Principal Executive Officer)

August 14, 2013	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)