Form 10-Q
period 2013-09-30
ChyronHego Corp
filed 2013-11-14
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 11, 2013 was 30,761,434.

CHYRONHEGO CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of September 30, 2013 (unaudited) and
	December 31, 2012	3

	Consolidated Statements of Operations for the Three and Nine Months
	ended September 30, 2013 and 2012 (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) for the
	Three and Nine Months ended September 30, 2013 and
	2012 (unaudited)	5

	Consolidated Statements of Cash Flows for the Nine Months
	ended September 30, 2013 and 2012 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	21

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	27

Item 4.	Controls and Procedures	28

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	28

Item 1A.	Risk Factors	29

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3.	Defaults Upon Senior Securities	29

Item 4.	Mine Safety Disclosures	29

Item 5.	Other Information	29

Item 6.	Exhibits	30

PART I   FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRONHEGO CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	September 30,	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$2,701	$2,483
Accounts receivable, net	10,203	5,630
Inventories, net	3,019	2,285
Prepaid expenses and other current assets	2,498	626
Total current assets	18,421	11,024

Property and equipment, net	4,333	1,347
Intangible assets, net	9,603	559
Goodwill	17,118	2,066
Deferred tax asset	309	-
Other assets	178	119
TOTAL ASSETS	$49,962	$15,115

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$9,369	$3,100
Deferred revenue	4,717	3,637
Due to related parties	712	-
Current portion of pension liability	377	278
Short-term debt	1,673	280
Capital lease obligations	227	20
Total current liabilities	17,075	7,315

Contingent consideration	8,433	-
Pension liability	4,076	3,873
Deferred revenue	888	1,198
Long-term debt	1,508	397
Other liabilities	654	351
Total liabilities	32,634	13,134

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 30,334,263 at September 30, 2013
and 17,135,239 at December 31, 2012	303	171
Additional paid-in capital	103,494	84,539
Accumulated deficit	(84,483)	(80,404)
Accumulated other comprehensive loss	(2,163)	(2,325)
Total ChyronHego Corporation shareholders' equity	17,151	1,981
Non controlling interests	177	-
Total shareholders' equity	17,328	1,981
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,962	$15,115

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)
(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Product revenues	$7,697	$4,861	$20,415	$16,434
Service revenues	6,262	2,387	12,277	6,375
Total revenues	13,959	7,248	32,692	22,809

Cost of sales	5,210	2,325	10,890	7,025
Gross profit	8,749	4,923	21,802	15,784

Operating expenses:
Selling, general and administrative	6,487	4,114	18,074	13,278
Research and development	2,399	1,822	6,524	5,682
Change in fair value of contingent
consideration	878	-	933	-

Total operating expenses	9,764	5,936	25,531	18,960

Operating loss	(1,015)	(1,013)	(3,729)	(3,176)

Interest expense, net	(94)	(7)	(203)	(16)

Other income (loss), net	30	18	(37)	12

Loss before taxes	(1,079)	(1,002)	(3,969)	(3,180)

Income tax benefit (expense), net	32	302	(72)	899

Net loss	(1,047)	(700)	(4,041)	(2,281)

Less: Net income attributable to non
controlling interests	30	-	38	-

Net loss attributable to ChyronHego
shareholders	$(1,077)	$(700)	$(4,079)	$(2,281)

Net loss per share attributable to
ChyronHego shareholders - basic	$(0.04)	$(0.04)	$(0.17)	$(0.13)

Net loss per share attributable to
ChyronHego shareholders - diluted	$(0.04)	$(0.04)	$(0.17)	$(0.13)

Weighted average shares outstanding:
Basic	30,236	17,023	23,576	16,910
Diluted	30,236	17,023	23,576	16,910

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

(Unaudited)

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net loss	$(1,047)	$(700)	$(4,041)	$(2,281)

Other comprehensive income (loss):

Foreign currency translation adjustment	92	9	162	12

Comprehensive loss	(955)	(691)	(3,879)	(2,269)

Less: Comprehensive income attributable
to non controlling interests	30	-	38	-

Comprehensive loss attributable to
ChyronHego Corporation	$(985)	$(691)	$(3,917)	$(2,269)

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities
Net loss	$(4,041)	$(2,281)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	1,755	687
Deferred tax allowance	885	-
Deferred income tax benefit	(858)	(926)
Inventory provisions	50	10
Share-based payment arrangements	2,641	719
Shares issued for 401(k) match	179	220
Change in fair value of contingent consideration	933	-
Other	427	(41)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,649)	793
Inventories	(784)	(661)
Prepaid expenses and other assets	(472)	46
Accounts payable and accrued expenses	1,828	(202)
Deferred revenue	432	623
Other liabilities	410	(352)
Net cash provided by (used in) operating activities	1,736	(1,365)

Cash Flows from Investing Activities
Acquisitions of property and equipment	(1,648)	(534)
Purchase of businesses, net of cash acquired	14	-
Net cash used in investing activities	(1,634)	(534)

Cash Flows from Financing Activities
Proceeds from borrowings	280	-
Proceeds from revolving credit facilities, net	315	-
Proceeds from exercise of stock options	6	1
Payments on capital lease obligations	(134)	(28)
Repayments on debt	(399)	(135)
Net cash provided by (used in) financing activities	68	(162)

Effect of exchange rate changes on cash and cash equivalents	48	-

Change in cash and cash equivalents	218	(2,061)
Cash and cash equivalents at beginning of period	2,483	4,216
Cash and cash equivalents at end of period	$2,701	$2,155

Supplemental Cash Flow Information:
Common stock issued for acquisition	$16,591	-
Contingent consideration for acquisition	7,500	-
Debt incurred for acquisition	1,044	-

See Notes to Consolidated Financial Statements (unaudited)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.           BASIS OF PRESENTATION

Nature of Business

On May 22, 2013 Chyron Corporation ("Chyron") acquired the outstanding stock of Hego Aktiebolag ("Hego" or "Hego AB"), and changed its name to ChyronHego Corporation (the "Company" or "ChyronHego"). Hego is a global graphics services company based in Stockholm, Sweden that develops real-time graphics products for the broadcast and sports industries. The companies combined in a cash and stock-for-stock transaction and the Company has continued to trade on the NASDAQ under the symbol "CHYR." The combination of these two companies, which is referred to in these consolidated financial statements as the "Business Combination," forms a leading global provider of broadcast graphics creation, playout and real-time data visualization.

General

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. The results of operations include the operating results of Hego since the completion of the Business Combination on May 22, 2013. See Note 8 of these consolidated financial statements.

In the opinion of management of the Company, the unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2013 and the consolidated results of its operations, its comprehensive income (loss) and its cash flows for the periods ended September 30, 2013 and 2012. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2013. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions, allocations of purchase price, contingent consideration, valuation of intangible assets and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2012. The December 31, 2012 figures included herein were derived from such audited consolidated financial statements.

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standards Board ("FASB") issued amendments to disclosure requirements for presentation of comprehensive income. The standard requires presentation (either in a single note or parenthetically on the face of the financial statements) of the effect of significant amounts reclassified from each component of accumulated other comprehensive income based on its source and the income statement line items affected by the reclassification. If a component is not required to be reclassified to net income in its entirety, a cross reference to the related footnote for additional information will be required. The amendments are effective prospectively for reporting periods beginning after December 15, 2012. The implementation of the amended accounting guidance has not had a material impact on the Company's consolidated financial position or results of operations.

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

The Company recorded net losses for the three and nine months ended September 30, 2013 and 2012. Potential common shares are anti-dilutive in periods in which the Company records a net loss because they would reduce the respective period's net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in all periods presented.

Shares used to calculate net loss per share are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Basic weighted average shares outstanding	30,236	17,023	23,576	16,910
Effect of dilutive stock options	-	-	-	-
Effect of dilutive restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	30,236	17,023	23,576	16,910

Weighted average shares which are not included
in the calculation of diluted earnings (loss)
per share because their impact is anti-dilutive:
Stock options	2,409	3,444	2,918	3,301
Restricted stock units	-	379	40	475
	2,409	3,823	2,958	3,776

2.           LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At September 30, 2013 there were 3.5 million shares available to be granted under the Plan, which includes 3.0 million shares that were approved for issuance under the Plan by the Company's stockholders in May 2013. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provisions of FASB Accounting Standards Codification ("ASC") Topic 718, Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. There were no options granted during the three months ended September 30, 2013. The fair values of the options granted during the three months ended September 30, 2012 and the nine months ended September 30, 2013 and 2012, were estimated based on the following weighted average assumptions:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2012	2013	2012
Expected volatility	73.18%	76.23%	71.46%
Risk-free interest rate	0.52%	1.06%	0.56%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.0	6.0	6.0
Estimated fair value per option granted	$0.55	$0.87	$0.70

The following table presents a summary of the Company's stock option activity for the nine months ended September 30, 2013:

Number of
Options
Outstanding at January 1, 2013	4,294,273
Granted	60,000
Exercised	(57,241)
Forfeited and cancelled	(203,873)
Outstanding at September 30, 2013	4,093,159

The Company also grants restricted stock units, or RSUs, that entitle the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant.

The following table presents a summary of the Company's RSU activity for the nine months ended September 30, 2013:

Shares
Nonvested at January 1, 2013	343,161
Granted	329,164
Vested	(672,325)
Nonvested at September 30, 2013	-

On May 22, 2013 the Business Combination of Chyron and Hego, as discussed in Note 8 to these Consolidated Financial Statements, constituted a change in control under the Company's long-term incentive plans. As a result, at the closing of the Business Combination, all outstanding awards became immediately exercisable and fully vested, without regard to any time and/or performance vesting conditions. As a result, the Company recorded a charge in the three months ended June 30, 2013 of $1.3 million, representing the unamortized expense related to the vesting of such equity awards.

On May 2, 2013 the Company implemented a restructuring plan to reduce operating costs that resulted in the reduction of its workforce by 20 employees. All affected employees were provided with an adjustment in the terms of their stock options and/or RSUs that were outstanding on their termination date. Subject to a properly executed release by the affected employees, the stock option and RSU awards were amended to permit those awards to vest at their termination date regardless of performance conditions if any in the original award, and the expiration date for exercise of the stock options was extended through the end of the original term of the stock option, usually ten years from date of grant, rather than expiring ninety days after the employee's termination date as stated in the original awards. As a result, the Company recorded a charge in the three months ended June 30, 2013 of approximately $0.4 million associated with the modifications of these awards.

In addition, each year the Company adopts a Management Incentive Compensation Plan (the "Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service criteria in the fiscal years for which the Incentive Plan is adopted. During the three and nine months ended September 30, 2013 the Company recorded an expense of $0.4 million and $0.9 million, respectively, associated with the awards under the Incentive Plan of which approximately 65% is payable in common stock. During the nine months ended September 30, 2012 no expense was recorded.

The Company amortizes share-based compensation expense over the vesting period on a straight line basis. The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of sales	$2	$19	$30	$57
Research and development	35	82	189	247
Selling, general and administrative	220	139	2,422	415
	$257	$240	$2,641	$719

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	September 30,	December 31,
	2013	2012
Finished goods	$300	$465
Work-in-progress	480	468
Raw material	2,239	1,352
	$3,019	$2,285

4.           LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2013	2012
Revolving credit facilities - Europe	$1,193	$-
Note payable - Europe	1,010	-
Term loans - Europe	399	-
Term loan - US	467	677
Other	112	-
	3,181	677
Less: portion due within one year	1,673	280
	$1,508	$397

Revolving credit facilities - Europe

As a result of the Business Combination, the Company has revolving credit facilities in Europe that total $1.3 million of which $1.2 million is outstanding at September 30, 2013. The revolving credit facilities have expiration dates of December 31, 2013 and automatically renew for twelve month periods, unless notified by the lender ninety days prior to expiration. The interest rate on these revolving credit facilities is 5.95%. The revolving credit agreements are collateralized by the assets of certain European subsidiaries of the Company.

Note payable - Europe

In connection with the acquisition of Granvideo AB, by the Company's 51% owned subsidiary Sportsground AB (see Note 8 of these consolidated financial statements), the Company issued a note to the previous shareholder of Granvideo in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. The Company made a principal payment of $0.06 million on September 1, 2013, and the note requires principal payments of $0.1 million due on November 15, 2013 and four equal annual payments of $0.26 million on December 31 from 2014 to 2017. The principal balance at September 30, 2013 was $1.01 million.

Term loans - Europe

As a result of the Business Combination, the Company also has four term loans related to its European operations that total $0.4 million. Three of the term loans require principal payments totaling $10 thousand per month and bear interest at rates that range between 7.45% and 7.75% and will mature in 2014 and 2015. The fourth term loan, which has an outstanding balance of $0.2 million, bears interest that is payable quarterly at 15%, requires no principal payments and will be due on December 31, 2014.

Term loan and revolving line of credit - US

On August 5, 2013, the Company entered into a loan modification and waiver agreement with Silicon Valley Bank ("SVB") whereby the expiration of the Company's then existing credit facility with SVB was extended with the intention that the Company and SVB would enter into a new credit facility. The Company failed to meet its financial covenants under this credit facility from May 31, 2013 to September 30, 2013 due to the Business Combination, which was not anticipated when the original covenant requirements were established. The Company obtained waivers from SVB with respect to those financial covenants.

In November 2013, the Company entered into a two-year $4 million revolving line of credit (the "Revolver") with SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. The Company is also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if the Company's AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections from the Company's SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account.

The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If the Company's AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%. In connection with the Revolver, the Company was required to pay the outstanding balance on its previously outstanding term loan which was $0.4 million on the closing date. The original term loan was being repaid over 30 months and was subject to interest at Prime + 2.25% (which was 5.75% at September 30, 2013).

As is usual and customary in such lending agreements, the Revolver also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The Revolver also restricts the Company's ability to pay dividends without the bank's consent.

The Revolver is collateralized by the assets of the U.S. subsidiaries of the Company, except for (i) its intellectual property rights which are subject to a negative pledge arrangement with the bank, and (ii) any equipment whose purchase is financed by any other lender or lessor, solely to the extent the security agreement with such lender or lessor prohibits junior liens on such equipment, and only until the lien held by such lender or lessor is terminated or released with respect to such equipment.

5.           BENEFIT PLANS

The net periodic benefit cost relating to the Company's U.S. Pension Plan is as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Service cost	$140	$130	$421	$390
Interest cost	94	88	282	264
Expected return on plan assets	(99)	(87)	(297)	(261)
Amortization of net loss	62	41	185	123
Amortization of prior service cost	(2)	(2)	(6)	(6)
	$195	$170	$585	$510

The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, the Company may choose to make a discretionary contribution to its pension plan to reduce the unfunded liability. In the third quarter of 2013 the Company made required contributions of $0.2 million to its pension plan bringing the total contribution for the nine months ended September 30, 2013 to $0.3 million. Based on current assumptions, the Company expects to make required contributions of $0.4 million in the next twelve months.

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. The Company may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the nine months ended September 30, 2013 and 2012, the Company issued 174 thousand and 175 thousand shares of common stock in connection with the Company match for the Company's 401(k) Plan in lieu of an aggregate cash match of $179 thousand and $220 thousand, respectively.

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

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Balance at beginning of period	$65	$50	$50	$50
Provisions	55	-	125	25
Warranty services provided, net	(25)	-	(80)	(25)
	$95	$50	$95	$50

7.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	September 30,	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$13,431	$14,491
Inventory	1,795	1,769
Other liabilities	3,569	3,055
Fixed assets and other capitalized assets	2,061	440
Other temporary differences	682	589
	21,538	20,344
Deferred tax valuation allowance	(21,229)	(20,344)
	$309	$-

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

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. All available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. As of September 30, 2013 and December 31, 2012, using that standard, the Company concluded that a full valuation allowance was required for its U.S. and state deferred tax assets. As of September 30, 2013 the unreserved balance of $0.3 million relates to certain foreign deferred tax assets. The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

At September 30, 2013, the Company had approximately $40 million in U.S. Federal net operating loss carryforwards ("NOLs") expiring between 2018 and 2032. The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. It may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2009 through 2012 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2008 through 2012 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their review period open for six to ten years.

The components of the provision for income tax benefit (expense), net for the periods ended are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Current:
State and foreign	$3	$(4)	$(45)	$(27)

Deferred:
State	(5)	13	5	44
Federal	502	293	841	882
Foreign	45	-	12	-
	542	306	858	926
Valuation allowance	(513)	-	(885)	-
Income tax benefit (expense), net	$32	$302	$(72)	$899

The difference between the Company's effective income tax rate and the federal statutory rate is primarily due to the transaction costs associated with the Business Combination that will not be deductible for tax purposes and the amount of expense associated with the Company's share-based payment arrangements and the portion thereof that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

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

The total purchase price of $24.6 million is comprised of 12.2 million shares of Chyron common stock (the Closing Shares) valued at $16.6 million, contingent consideration of shares of Chyron common stock (the Earn-Out Shares) valued at an estimated $7.5 million and $0.5 million in cash and other consideration. The $7.5 million represents the value of the Earn-Out Shares based on a probability-based model measuring the likelihood of achieving certain revenue milestones as detailed below, and has been recorded as a liability in the balance sheet. In connection with FASB ASC 805, Business Combinations, the fair value of any contingent consideration is established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period which could have a material impact on the Company's financial position or results of operations. In the three and nine month periods ended September 30, 2013 charges of $0.88 million and $0.93 million, respectively, have been recorded in order to adjust the contingent consideration to $8.4 million, its current fair value at September 30, 2013, in the level 3 category. Based on the revenue milestones, additional shares could be issued as follows:

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

The components and estimated useful lives of intangible assets acquired as of September 30, 2013 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (dollars in thousands):

		Estimated
		useful life
Definite-lived intangibles:
Customer relationships	$6,400	10
Proprietary technology	800	15
Other intangibles	830	15

Indefinite-lived intangibles:
Tradename	1,900	-
	$9,930

In connection with the Business Combination, the Company incurred $1.0 million in transaction costs that were expensed in the nine months ended September 30, 2013.

Below are the unaudited proforma results of operations for the nine months ended September 30, 2013 and 2012 as if the Business Combination had occurred on January 1, 2012. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the Business Combination occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations (in thousands except per share data):

	September 30,
	2013	2012
Net sales	$38,566	$34,449
Net loss	(5,583)	(3,926)
Net loss per share - basic and diluted	$(0.19)	$(0.13)

In future periods, the combined business may incur charges to operations to reflect costs associated with integrating the two businesses that the Company cannot reasonably estimate at this time.

On September 1, 2013, Sportsground AB, a 51% owned subsidiary of the Company, purchased 100% of the equity of Granvideo AB ("Granvideo"). Granvideo is based in Sweden and operates in the high quality video broadcast market for web and TV. The purchase price was $1.04 million consisting of a note payable to the former shareholder of Granvideo with a principal amount of $1.2 million, recorded at a discounted value of $1.04 million to account for the fact that the note is not interest bearing. The Company made a principal payment on the note of $0.06 million on September 1, 2013, and is required to make principal payments of $0.1 million due on November 15, 2013 and four equal annual payments of $0.26 million on December 31 from 2014 to 2017. The principal balance at September 30, 2013 was $1.01 million. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their estimated fair values which totaled $0.5 million, resulting in $0.5 million of goodwill. This allocation is subject to adjustment following the completion of the valuation process. Proforma information is not included because the results of the acquired operations would not have materially impacted the Company's consolidated operating results.

9.           DUE TO RELATED PARTIES

The balance due to related parties represents amounts that are due to certain former shareholders or employees of Hego AB that are now shareholders or employees of the Company. The balance resulted from loans to Hego AB, and dividends declared but not paid by Hego AB, prior to its merger with Chyron. Interest is accrued on the outstanding balance at the annual rate of 5.95%.

10.           RESTRUCTURING

On May 2, 2013, the Company's Board of Directors approved a restructuring plan to reduce operating costs. As a result, the Company reduced the size of its workforce by 20 positions and recorded a charge of $0.6 million in severance pay and benefits expense. As of September 30, 2013 the remaining liability was approximately $60 thousand and the Company expects that this will be paid in the fourth quarter of 2013. Also in the quarter ended June 30, 2013 the Company incurred a charge of approximately $0.4 million associated with modifications of equity awards for the affected employees that were outstanding on their termination date.

11.           SEGMENT AND GEOGRAPHIC INFORMATION

Revenues by geography are based on the country in which the end user customer resides and are detailed as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
North America	$6,725	$5,181	$18,477	$16,001
Europe, Middle East and Africa (EMEA)	5,745	671	10,617	2,480
Latin America	1,355	794	2,320	2,276
Asia	134	602	1,278	2,052
	$13,959	$7,248	$32,692	$22,809

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

Operating segment data is as follows (in thousands):

	Three Months	Nine Months
	Ended	Ended
	September 30, 2013	September 30, 2013
Revenues:
Hego	$5,076	$7,383
Chyron	8,883	25,309
	$13,959	$32,692

Operating income (loss):
Hego	$(218)	$22
Chyron	2,004	3,350
Unallocated corporate expense	(2,801)	(7,101)
	$(1,015)	$(3,729)

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

Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, "ChyronHego," the "Company," "we," "us," and "our" refer to ChyronHego Corporation and "Hego" or "Hego AB" refers to Hego Aktiebolag.

Overview

On May 22, 2013 we acquired the outstanding stock of Hego AB, and changed our name to ChyronHego Corporation. The acquisition of the Hego business provides us with very strong sports products and service offerings that address the needs of both sports broadcasters and sports leagues and rights holders. The Chyron and Hego product lines are complementary with very little overlap. Hego's solutions and services predominantly address the needs of live sports production, while Chyron has recently been more focused on graphics solutions for live and near-live news production workflows. There are significant budgets available in the sports TV space for those companies who offer an improved viewer experience, and we believe that we will be positioned to benefit from these kinds of expenditures. Ultimately, we believe that the business combination of Chyron and Hego has placed us in the position of a global leader in broadcast graphics creation, playout and real-time data visualization.

The results of operations include the operating results of Hego since completion of the business combination on May 22, 2013.

Results of Operations for the Three and Nine Months Ended September 30, 2013 and 2012

Net sales. Revenues for the quarter ended September 30, 2013 were $14.0 million, an increase of $6.8 million, or 94%, from the $7.2 million reported in the quarter ended September 30, 2012. Of these amounts, North American revenues were $6.7 million in the quarter ended September 30, 2013 and $5.2 million in the quarter ended September 30, 2012. Revenues derived from other international regions were $7.3 million in the quarter ended September 30, 2013 as compared to $2.0 million in the quarter ended September 30, 2012.

Revenues for the nine months ended September 30, 2013 were $32.7 million, an increase of $9.9 million, or 43%, from the $22.8 million in the nine months ended September 30, 2012. Revenues derived from North American customers were $18.5 million in the nine month period ended September 30, 2013 as compared to $16.0 million in the nine month period ended September 30, 2012. Revenues derived from other international regions were $14.2 million in the nine months ended September 30, 2013 as compared to $6.8 million in the nine month period ended September 30, 2012.

Revenues by type, for the three and nine month periods are as follows (dollars in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
		% of		% of		% of		% of
	2013	Total	2012	Total	2013	Total	2012	Total
Product	$7,697	55%	$4,861	67%	$20,415	62%	$16,434	72%
Services	6,262	45%	2,387	33%	12,277	38%	6,375	28%
	$13,959		$7,248		$32,692		$22,809

We experienced an increase in our product revenue stream in both the three and nine month periods ended September 30, 2013, as compared to prior periods, as a result of customer purchases for the upcoming winter Olympics in Sochi, Russia, a substantial implementation at a new customer facility in North America, a major graphics overhaul at a customer headquarters in Latin America, and incremental product sales of $1.4 million and $1.8 million in the three and nine month periods ended September 30, 2013, respectively, from our business combination with Hego.

Our services revenues increased in the 2013 periods primarily from the incremental contribution of $3.7 million and $5.6 million in the three and nine months ended September 30, 2013, respectively, of Hego services since the date of the business combination.

Gross profit.  Gross margins for the quarters ended September 30, 2013 and 2012 were 63% and 68%, respectively. The decrease in the gross margin percentage is primarily attributable to product mix. As services become a greater component of revenues we expect our margins to decline because our products carry a higher gross margin than our services. Gross margins in the nine month periods ended September 30, 2013 and 2012 were 67% and 69%, respectively. Absent the effect of product mix, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2013	2012	2013	2012
Sales and marketing	$3,518	$3,125	$9,670	$10,125
General and administrative	2,969	989	8,404	3,153
	$6,487	$4,114	$18,074	$13,278

The increase in sales and marketing expenses (S&M") in the three month period ended September 30, 2013, as compared to the same period in 2012, is primarily attributable to the incremental costs of $1.2 million from our business combination with Hego, offset by reductions of $0.8 million in personnel and the related direct costs. During the second half of 2012, we reduced costs in this area by redeploying our resources to growth markets and eliminating positions in non growth areas that resulted in savings realized in both the three and nine months ended September 30, 2013. The decrease in S&M expenses in the nine month period ended September 30, 2013 as compared to the same period in 2012 is primarily attributable to the incremental costs of $1.6 million from our business combination with Hego offset by the savings in personnel and the related direct costs of $2.1 million as discussed above.

The increase in general and administrative ("G&A") expenses in the three months ended September 30, 2013 is a result of approximately $1.0 million in compensation related severance costs payable to an executive officer as a result of a change in control agreement, $0.3 million in salary and incentive compensation arrangements and $0.6 million in incremental costs from our business combination with Hego. The increase in G&A expenses in the nine month period ended September 30, 2013 as compared to the same period in 2012 is largely a result of Hego transaction-related costs of $1.0 million and $1.7 million of expense associated with our share based arrangements. As a result of the business combination, all outstanding equity awards became immediately exercisable and fully vested which resulted in a charge of $1.3 million representing the unamortized expense of such awards. In addition, as a result of the Company's downsizing on May 2, 2013, affected employees were provided with an adjustment in the terms of their stock options and awards that were outstanding on their termination date. As a result, we recorded a $0.4 million charge related to the modification of these awards. In addition, G&A expenses during the nine month period ended September 30, 2013 included the $1.0 million severance cost discussed above, $0.6 million in salary and incentive compensation arrangements and $0.7 million in incremental costs from our business combination with Hego.

Research and development expenses. Research and development ("R&D") expenses were $2.4 million in the quarter ended September 30, 2013 compared to $1.8 million in the quarter ended September 30, 2012. R&D expenses were $6.5 million and $5.7 million in the nine month periods September 30, 2013 and 2012, respectively. The increases in both periods in 2013, as compared to the respective prior periods, are due primarily to the incremental costs of $1.0 million and $1.4 million, respectively, in the three and nine month periods ended September 30, 2013 incurred as part of the Hego transaction, offset by other expense decreases as projects are completed.

Change in fair value of contingent consideration. In connection with the business combination of Hego, a portion of the purchase price consisted of contingent consideration of shares of Chyron common stock. The fair value of any contingent consideration is established at the date of the business combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. In the three and nine month periods ended September 30, 2013 charges of $0.88 million and $0.93 million, respectively, have been recorded in order to adjust the contingent consideration to $8.4 million, its current fair value at September 30, 2013.

Interest expense, net. Interest expense increased in the three and nine months ended September 30, 2013 as compared to the same periods in 2012. This is due to the advances that we took on the U.S. term loan in the fourth quarter of 2012 and the addition of interest expense associated with the additional long-term debt that we assumed from Hego in the business combination.

Other income (loss), net.  The components of other income (loss), net are as follows (in thousands):

	Three Months		Nine Months
	Ended		Ended
	September 30,		September 30,
	2013	2012	2013	2012
Foreign exchange transaction gain (loss)	$30	$16	$(48)	$10
Other	-	2	11	2
	$30	$18	$(37)	$12

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to international transactions. However, we believe that it is not material to our near-term financial position or results of operations. This exposure will possibly increase in the future due to our business combination with Hego, as a result of which a larger percentage of the Company's business is expected to be transacted in foreign currencies.

Income tax benefit (expense), net. In the three months ended September 30, 2013 and 2012, we recorded an income tax benefit of $0.03 million and $0.3 million, respectively. In the nine months ended September 30, 2013 and 2012 we recorded an income tax expense of $0.07 million and an income tax benefit of $0.9 million, respectively. The difference between our effective income tax rate and the federal statutory rate is primarily due to transaction costs associated with our business combination with Hego that will not be deductible for tax purposes and the amount of expense associated with our share-based payment arrangements and the portion thereof that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Liquidity and Capital Resources

At September 30, 2013, we had cash and cash equivalents on hand of $2.7 million and working capital of $1.3 million. In the first nine months of 2013 our cash from operations was used primarily to fund acquisitions of property and equipment of $1.6 million in order to service several European soccer leagues with real-time digital sports data systems.

During the first nine months of 2013 we made required contributions of $0.3 million to our pension plan and we expect to make contributions of $0.4 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $5.9 million and $5.3 million at September 30, 2013 and December 31, 2012, respectively. Our investment strategy has been consistent in recent years and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

On August 5, 2013, we entered into a loan modification and waiver agreement relating to our then existing credit facility with Silicon Valley Bank ("SVB"), whereby the expiration date of such credit facility was extended with the intention that we would enter into a new credit facility with SVB. We failed to meet certain financial covenants under the then existing credit facility from May 31, 2013 to September 30, 2013 due to the Business Combination, which was not anticipated when the original covenant requirements were established. We obtained waivers from SVB with respect to those financial covenants.

In November 2013, we entered into a new two-year $4 million revolving line of credit (the "Revolver") with SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. We are also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if our AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections from our SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, we will maintain a static loan balance and all collections will be deposited into our operating account.

The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If our AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%. In connection with the Revolver, we were required to pay the outstanding balance on our then outstanding term loan which was $0.4 million on the closing date. The original term loan was being repaid over 30 months and was subject to interest at Prime + 2.25% (which was 5.75% at September 30, 2013).

As is usual and customary in such lending agreements, the Revolver also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The Revolver also restricts our ability to pay dividends without the bank's consent.

The Revolver is collateralized by our assets of the U.S. subsidiaries, except for (i) our intellectual property rights which are subject to a negative pledge arrangement with the bank, and (ii) any equipment whose purchase is financed by any other lender or lessor, solely to the extent the security agreement with such lender or lessor prohibits junior liens on such equipment, and only until the lien held by such lender or lessor is terminated or released with respect to such equipment.

We also have revolving credit facilities associated with our European operations that total $1.3 million of which $1.2 million is outstanding at September 30, 2013. The revolving credit facilities have expiration dates of December 31, 2013 and automatically renew for twelve month periods unless notified by the lender ninety days prior to expiration. In addition, we have four outstanding term loans in Europe that total $0.4 million at September 30, 2013. Three of the term loans require principal payments that total $10 thousand per month and the third term loan, which has an outstanding balance of $0.2 million, requires no principal payments and will be due December 31, 2014.

In connection with the acquisition of Granvideo AB, by our 51% owned subsidiary Sportsground AB, we issued a note payable to the previous shareholder of Granvideo AB in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. We made a principal payment of $0.06 million on September 1, 2013, and are required to make principal payments of $0.1 million due on November 15, 2013 and four equal annual payments of $0.26 million on December 31 from 2014 to 2017. The principal balance at September 30, 2013 was $1.01 million.

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

Based on our plan for continuing to combine the operating activities of both Chyron and Hego, and provided that we are able to achieve our planned results of operations and retain the availability under our credit facilities, we believe that cash on hand, net cash to be generated in the business, and availability of funding under our credit facilities, will be sufficient to meet our cash requirements for at least the next twelve months.

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

On May 22, 2013 the Company completed the Hego business combination for a purchase price of $24.6 million represented substantially by goodwill and identifiable intangible assets. Hego's operations contributed approximately $7.4 million in revenues to our consolidated financial results for the nine months ended September 30, 2013. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Hego was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2013 but we will include an assessment within one year from the date of the business combination.

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

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our 2012 Form 10-K and Part II, Item 1A in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2013 and June 30, 2013 (the "2013 First and Second Quarter Form 10-Qs"), which could materially affect our business, financial condition or results of operations. The risks described in our 2012 Form 10-K, 2013 First and Second Quarter Form 10-Qs and this Quarterly Report on Form 10-Q are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes to the risk factors described in our 2012 Form 10-K and 2013 First and Second Quarter Form 10-Qs, other than the addition of the following risk factor, which replaces and supersedes the corresponding risk factor in the 2013 First and Second Quarter Form 10-Qs:

Risks Related to Our Common Stock

If we fail to continue to meet all applicable NASDAQ Global Market requirements and the NASDAQ Stock Market determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, impair the value of your investment, and harm our business.

Our common stock is currently listed on the NASDAQ Global Market. We have previously received notifications from NASDAQ informing us of certain listing deficiencies, including failure to satisfy the minimum bid price and the minimum stockholders’ equity requirements. Although we have since cured these deficiencies, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any listing requirements, we could be delisted and our common stock would be considered a penny stock under regulations of the Securities and Exchange Commission, or SEC, and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF
                 PROCEEDS
None.

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.   MINE SAFETY DISCLOSURES
None.

ITEM 5.   OTHER INFORMATION
None.

ITEM 6.   EXHIBITS

(a)	Exhibits:

Exhibit No.	Description of Exhibit
10.1
Second Half of 2013 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 12, 2013 (File No. 001-09014) and incorporated herein by reference.*

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
101**
Interactive Data Files formatted in XBRL (Extensible Business Reporting Language) from (a) our Consolidated Balance Sheets as of September 30, 2013 (unaudited) and December 31, 2012, (b) our Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2013 and 2012 (unaudited), (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2013 and 2012 (unaudited), (d) our Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2013 and 2012 (unaudited) and (e) the Notes to such Consolidated Financial Statements (unaudited).

*Management contract or compensatory plan or arrangement. **Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRONHEGO CORPORATION
(Registrant)

November 14, 2013	/s/ Michael Wellesley-Wesley
(Date)	Michael Wellesley-Wesley
Chief Executive Officer
(Principal Executive Officer)

November 14, 2013	/s/ Jerry Kieliszak
(Date)	Jerry Kieliszak
Senior Vice President and Chief Financial Officer
(Principal Financial Officer)