Form 10-K
period 2013-12-31
ChyronHego Corp
filed 2014-03-14
CIK 20232

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

[ X ] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2013
OR
[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from _____ to _______

Commission File Number: 001-09014

CHYRONHEGO CORPORATION
(Exact name of registrant as specified in its charter)

New York		11-2117385
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)

5 Hub Drive, Melville, New York		11747
(Address of principal executive offices)		(Zip Code)

Registrant's telephone number, including area code: (631) 845-2000

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, par value $0.01 per share		The NASDAQ Global Market
(Title of Class)		(Name of exchange on which registered)

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
(do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [x]

The aggregate market value of the Company's voting and non-voting common equity held by non-affiliates of the Company (without admitting that any person whose shares are not included in such calculations is an affiliate) on June 30, 2013 was $20,347,482.
The number of shares outstanding of the issuer's common stock, par value $.01 per share, on March 7, 2014 was 31,216,353.

DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III.

PART I

ITEM 1. BUSINESS

The following Business Section contains forward-looking statements, which involve risks and uncertainties. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors (see Part I, Item 1A: Risk Factors). Unless the context otherwise requires, references to "ChyronHego," "the Company," "we," "our," and "us," in this Annual Report on Form 10-K refer to ChyronHego Corporation and our subsidiaries.

Overview

In May 2013, Chyron Corporation acquired the outstanding stock of Hego Aktiebolag, and the combined company changed its name to ChyronHego Corporation. ChyronHego is a global leader in broadcast graphics creation, playout, and real-time data visualization offering a wide variety of products and services for live television, news, and sports production. ChyronHego's end-to-end graphics offerings include hosted services for graphics creation and order management, on-air graphics systems, clip servers, social media and second screen applications, channel branding, graphics asset management, touch graphics, telestration, virtual placement and player tracking.

From the newsroom to the control room to the mobile unit on-the-go, ChyronHego continues to develop innovative technology for the unique and shifting demands of live production. With industry-winning solutions such as the Axis World Graphics online content creation and order management system, the TRACAB image tracking system, and Paint, our popular sports production telestrator and analysis tool, ChyronHego's fully integrated product line offers custom-tailored, cost-effective graphics solutions and services to the community of professionals who create, manage and distribute media content worldwide.

ChyronHego's graphics products and services are used by thousands of broadcasters from around the world including ABC, FOX, NBC, CBS, ESPN, Turner Entertainment Networks, The Golf Channel, Home Shopping Network, ITVNews, the BBC, NRK, SVT, TV4, SkySports, Korean Broadcasting, Germany's BR and NDR networks, English Premier League, German Bundesliga, Spanish LaLiga plus local stations in most major television markets.

Headquartered in New York, the Company also has offices in Sweden, Finland, Norway, Denmark, Czech Republic, Germany, Slovak Republic, the United Kingdom, Mexico, and Singapore.

Our Markets

We provide products and services for the creation and enhancement of live television, news and sports production. Our customers include foremost broadcast, cable, satellite and post-production facilities in most major television markets worldwide. Our end-to-end offerings include graphics workflow, on-air graphics systems, channel branding, graphics asset management, touch graphics, telestration, virtual placement and player tracking that are used in the following environments:

•	Sports - Eye catching graphics with complex and detailed analysis on the field of play;
•	News - Solutions designed to enhance creativity and accelerate news workflow;
•	Entertainment - Advanced live broadcast solutions enabling producers to deal with the complexities of participant interaction, timing and results, video-wall graphics and commentator support systems;
•	Channel Branding - Solutions that capture and keep the viewer's attention by delivering up-to-the-minute headlines, sports scores, financial data, weather reports and social media interaction;
•	Elections - Gathering, managing and presenting real-time information is one of our core strengths. Our election solutions span the entire chain from multi-touch wall presentations to virtual graphics;
•	Stadiums and Venues - Creating graphics that engage fans, strengthen franchise brand and generate sponsor revenues;
•
Trucks & Remotes - Innovative, flexible and reliable solutions that are used by leading mobile teleproduction providers to enhance their storytelling of major news, sports and entertainment event programming.

Our Products and Services

We offer a broad range of powerful software and hardware products and solutions and services that are designed to provide broadcast-quality, real-time, graphics creation, enhancement and playout for television stations, networks, video production and post-production markets.

We are dedicated to providing the highest quality and most comprehensive array of advanced solutions, ranging from low-cost character generators to fully-integrated workflows that provide precision creation, playout and management of text, stills, clips, effects, audio, graphics storage, newsroom integration, and multi-format distribution and to web-hosted graphics creation accessible from anywhere. Our main strategic objective is to be at the forefront of technology development in our industry and to ensure that our product and services portfolio and product roadmap are world leading.

Our products

Broadcast graphics

•
Lyric® PRO - our graphics creation software. We understand that our customers place a premium on graphics workflow and having the shortest cycle time to air. Lyric PRO 8.7 adds many new features and reaffirms our commitment to a "scriptless" creative environment. Lyric PRO is engineered with high-performance features that provide ease of use under all conditions and by everyone on the production staff, including artists, operators, producers, directors and engineering. Among the new features in Lyric PRO are Advanced Data Object and Auto Formatting Tools, which combine to make it easy to create data bound, multi-use templates without the need to write complex scripts or macros.

•
MosaicTM - is a tightly integrated turnkey platform that scales to fit our customer's graphics production, technical requirements and budget, and an ideal solution for today's most demanding traditional or automated production workflows. Mosaic operates in combination with our iSQ multi-playlist controller or a third-party automation playout interface. When combined with Lyric, Mosaic forms the cornerstone of BlueNetTM, our streamlined, end-to-end graphics creation and playout workflow solution.

•
Graffiti - a new family of professional character generators. From the control room to the mobile unit on-the-go, Graffiti offers producers state-of-the-art graphics creation and playout at an entirely new price point. Graffiti integrates seamlessly into existing workflows and serves as a key component in our end-to-end BlueNet solution, which combines advanced graphics creation, collaboration, management, and playout systems to ensure the shortest cycle time to air and the highest production value.

•
GS2 Graphics Engine - is a state-of-the-art real-time 3D graphics platform designed for use in multiple applications, such as fully automated channel branding, live 3D ticker solutions, or streamlined news workflows. The GS2 engine and its suite of adjoining tools offers one of the most powerful and adaptable live graphics systems on the market. It is widely deployed on many diverse live graphics production applications from small OB productions to major 24x7 news channels and channel branding installations. The GS2 engine is also one of the few true 64-bit engines on the market, giving it a huge performance advantage when working with large graphics assets such as uncompressed HD video clips and multiple video textures.

Workflows

•
BlueNetTM - our end-to-end graphics workflow for news, sports and entertainment. The lessons learned from over 40 years of experience, working side-by-side with broadcasters in the production and playout of live graphics, has guided our engineering, design and workflow specialists to create solutions that are as intuitive and connected to our customer's business as they are to each other. BlueNet's comprehensive broadcast graphics workflow tightly integrates one of the world's most advanced graphics creation, collaboration, management, and playout systems available. Broadcasters of all types and sizes depend on BlueNet every day to minimize the cycle time from creation to air, ensuring the highest production value in the shortest time - every time.

•
Axis World Graphics - is a leader in secure, hosted, on-demand graphics production. At its core, Axis World Graphics is all about ease of use. Customers from reporters to editors to news producers are able to quickly use templates to create graphics for broadcast, websites, and second screen displays, such as mobile phones and tablet PCs. Graphics creation that once took hours can now take minutes, allowing graphic artists to concentrate on more complex graphic design. The result is a fast return on investment, and a faster graphics cycle time to air. Axis World Graphics is designed to be intuitive and form the foundation of an array of web-based services customized to a customer's unique brand - a technology that is generally unavailable anywhere else in the world. These services include high-resolution maps, 3D charts, financial quotes and a virtually unlimited set of tools to create topical news graphics.

•
CAMIO - our graphics asset management server, redefines the news production workflow by seamlessly integrating a MOS gateway, asset management, distribution, and playout control. CAMIO's graphic asset management workflow is simple by design. Graphic artists create and upload templates and graphics assets. Producers and journalists remotely browse the templates, edit text and select their OTS images or other graphics using LUCI, our Newsroom ActiveX® client. When the templates are fulfilled and added to a story, CAMIO automatically ensures all content is distributed to the playout devices. The net effect is a smooth running graphics workflow that greatly increases the speed of getting important graphics to air while reducing the possibility of mistakes.

•
ENGAGE - connects our CAMIO and Lyric playout systems to a variety of social media services, making it easy to include social media content in programming, without big changes to the workflow. Rich call-to-action graphics, info-graphics, and tickers are automatically integrated using social and poll data.

Channel Branding

•
Channel Box 2 - built on an entirely redesigned architecture and a host of new features, Version 5.0 offers a faster and easier way to deliver bold branding elements such as up-to-the-minute headlines; sports scores; financial data, weather reports; snipes; social media commentary; and automated promotional materials. With power and interoperability, and providing a return on investment, Channel Box captures and keeps viewers by delivering up-to-the-minute headlines, sports scores, financial data, and weather reports. Live to air credit squeezes, "L" frame tickers, snips, automated promos and much more are available when and where customers want them. Workflow tools like Content Distribution and Desktop Multi-Viewer with Remote Asset Viewing create a complete, holistic branding workflow environment. Channel Box supports ODBC data sources, text files, XML and a full C# and VB Scripting engine. Control over the system is just as extensive with support for our industry-standard Intelligent Interface protocol, VDCP, GPI, COM API, or manual control via the custom control panel.

Production Tools

•
Paint - a powerful sports production analysis tool, designed specifically for the needs of sports broadcasters. Its power lies behind its feature-rich set of tools and its simplicity of use. The result is a highly productive tool that can be used by anybody within a sports production team, whether they are behind the camera or in front of it.

       Paint is used to visually analyze game-play within a sport by graphically enhancing and highlighting video using a variety of telestration tools. Within a typical hour of a game, dozens of telestrated clips can be created either live, or stored ready for near-live replays or post match analysis.

•
GS2 Multi-Touch - is the platform that we use to build some of our most compelling broadcast touchscreens. GS2 Multi-Touch has been deployed on many hundreds of high profile live studio productions by some of the largest broadcasters and used to enhance their coverage of sports events, elections and on other live show material. This has enabled GS2 Multi-Touch to become a trusted medium that helps broadcasters to tell the story in a more natural and intuitive manner, while enabling them to interact with the content directly and confidently.

•
SHOUTTM - make viewers a part of the conversation with SHOUT, ChyronHego's easy-to-use social media editor. Ideal for news, sports, and entertainment, SHOUT is a software solution that lets broadcasters quickly air social media conversations, including those from Twitter®, Facebook®, Instagram®, YouTube™ and RSS feeds, using any of our Lyric-based graphics system - including Channel Box. In addition, Mass Relevance® subscribers can now insert data streams directly into SHOUT. Enhance viewer engagement through a more interactive entertainment and information experience, and instantly create an online community and buzz around the broadcast - with SHOUT.

•
MediaMakerTM - access to graphics has never been more critical, particularly in today's multi-platform newsroom production and editing environments. Part of the CAMIO newsroom workflow product line, MediaMaker seamlessly integrates our graphics creation tools with file-based workflows, including LUCI template fulfillment, Axis World Graphics and OMS content creation. MediaMaker extends our BlueNet graphics creation capabilities into a wide range of editing and third-party applications, including Apple® Final Cut Pro®, Adobe® Premiere® PRO, Grass ValleyTM EDIUS, and Dalet.

Virtual graphics

•
Virtual Placement - a powerful tool that turns the complex art of placing virtual graphics within live video into a quick and simple process. With no need to add any specialist camera encoders or lengthy calibration processes, virtual graphics can be placed into a scene within minutes of setup, ready for use in a multitude of applications. The system can be used in virtually any live broadcast scenario, from augmenting physical studio-sets with virtual objects or live broadcast graphics and video feeds, to much larger scenes such as sports arenas, race-tracks or landscapes. The aim throughout is simple: to place virtual elements into a live scene to make them look physically real and in harmony with the environment they are projected into.

Sports Data

•
TRACAB - this system represents a high level of tracking technology. It uses advanced patented image processing technology to identify the position and speed of all moving objects within arena-based sports, and does this uniquely in true real-time. The resultant live data of highly accurate X, Y and Z coordinates is supplied 25 times every second for each and every viewable object, whether they are players, referees or even the ball. Spanning almost a decade of continued development and deployed across the most demanding live sports environments and many thousands of sports events, the TRACAB player tracking system has matured to become the defining standard in live sports tracking and a world leading system in this field.

Our Services

•
Production Services - we are always ready to take on almost any broadcast graphics assignment on a service basis. We have complete solutions for broadcast graphics both for studio production and all major sports events. We are one of a few companies in the world that has the comprehensive knowledge and experience in offering turn-key solutions including complete timing and results services, information management and TV graphics services for sports events. We have delivered critical services for major broadcasters and numerous high profile sporting events such as the Olympic Games, Formula 1, as well as World and European Championships in almost every major sport. We support thousands of live events each year and this gives us the extensive knowledge, experience and confidence in our staff and solutions to deliver what the next production requires.

•
Custom Development - our strength in this area is derived from the unique combination of curiosity, innovative technology and a pragmatic yet passionate approach to solution design. We are recognized as leading innovators in the technological development of graphics creation, workflow, and data visualization solutions for news, sports, and live entertainment production. Working with and listening to our customers, we build solutions from a select blend of best-of-breed technology components and standards-based commodity infrastructure. This ensures that we will deliver a high performance solution, customized to the customer's requirements, in a cost-effective manner. Our custom solutions are designed for a purpose. Our focus is on productive use and flexibility. Whether the production calls for virtual graphics, advanced image data analysis or advanced graphic design, we deliver.

•
Timing and Data Services - in today's high-action, stats-driven broadcast sports environment, every detail needs to be captured and delivered live, and we have been at the forefront of this area for over 40 years. We have devoted ourselves to the creation of reliable and scalable solutions for the management and visualization of live sports information. From statistics gathering to timing and data services, we are one of the few companies in the world that has the know-how to deliver turnkey solutions in this specialized domain.
We offer statistics systems designed for the live

       gathering of data from all major sports such as football, hockey, basketball, baseball, soccer and many more. Our systems can be implemented on a match-by-match basis or in league-wide deployment. We have delivered these types of critical services for major broadcasters and numerous high profile sporting events. We support thousands of live events each year and this gives us the extensive knowledge, experience and confidence to deliver what the next production requires.

ChyronHego Development Strategy

ChyronHego continues to invest in research and development of current and emerging technologies that it deems critical to maintaining its competitive position in the broadcast graphics and sports enhancement markets. During 2013 and 2012, we spent approximately $9.2 million and $7.4 million, respectively, for research and development for new and existing products, all of which is company funded.

The broadcast industry is a complex environment that is rapidly changing with new consumer patterns and constantly evolving technology. Our main strategic objective is to be at the forefront of the technology development and to ensure that our product and services portfolio and product roadmap are world leading. There are a number of key market trends that are used in guiding our management with its strategic direction, including the following:

•	Video consumption is growing, which implies that more content will have to be created;
•	Live programming cannot be downloaded;
•	Sports is growing in popularity;
•	Handling of large amounts of data is becoming ever more important;
•	In-content advertising is growing in importance; and
•	Outsourcing is increasing among broadcasters.

We believe our product and services portfolio is very well positioned to capitalize on the market trends mentioned above.

Sales and Marketing

We market our products and systems to traditional broadcast, production and post-production facilities and to multimedia outlets such as web, mobile and print companies throughout the world. We also market our products and services in these markets to sports networks and arenas, government agencies, educational institutions, health institutions, religious institutions and telecommunications and corporate customers. The objective of our marketing is to increase product visibility, product differentiation, brand awareness and to increase market acceptance of our products. In order to maintain and increase awareness of our products, we display them at the major domestic and international trade shows held by groups involved with the broadcast and post-production segments of the industry.

We also promote our products through email campaigns, webinars, advertisements placed in relevant journals and online sites, our website, ChyronHego storytellers, our customer testimonial video series, industry associations, such as the Sports Video Group, knowledge base and forum, and social media marketing venues such as Facebook®, Twitter®, LinkedIn, Google+®, and YouTube®. In addition, our engineering and corporate staff publish articles, present papers, and are quoted in trade journals and papers presented at technical conventions, which we believe reinforces and promotes our industry credentials.

Our aim is to continue to expand the range and sophistication of our marketing tools. We offer marketing and instructional podcasts on our website, and we continually refresh our library of tutorials, white papers, workflow diagrams and system diagrams. Periodically, we send an electronic marketing package highlighting a product or product line to clients and potential clients. A critical component of our sales strategy is the development of effective product and workflow demonstrations. We believe that the ability to conduct successful demonstrations is important in proving the reliability and innovation of our products, and results in the retention of existing customers and the acquisition of new business. We also perform online video demonstrations which have become a valuable and cost-saving marketing tool for us. Additionally, we aim to expand the ChyronHego brand throughout the globe and to increase our international footprint and position.

Sales of our broadcast products worldwide are made through our direct sales personnel as well as through third-party dealers, independent representatives and systems integrators. Direct sales, marketing and product specialists serving our global markets act as links between the customer and our development team.

Service and Support

We offer technical service and support to our customers via 24-hours-per-day, seven-days-per-week, 52-weeks-per-year access to highly trained service and support professionals. We employ online video conferencing to help customers resolve problems and update software on their systems, speeding resolution and cutting costs. We have instituted an on-line case submission system, which enables our customers to submit a case to the support team and provides them with a "help desk at their fingertips" via the web. We provide a searchable knowledge base which is continually updated with current information. Service is provided both domestically and internationally by ChyronHego or through our appointed dealers and representatives.

Proper training is essential for the success of our customers. We offer a comprehensive course catalog, with scalable and fixed-duration training courses tailored to varying levels of proficiency and generally consisting of a mix of classroom discussions and hands-on training. Training courses are held at our Melville, NY headquarters or on site at the customer's facility, as required. We make training available to a wider user base by offering online video conferencing courses in which users can participate in interactive instruction.

We provide our customers with hardware, software and performance maintenance contracts and spare parts. We believe that support contracts and an easily available spare parts supply facilitate customer satisfaction. We generally provide one-year warranties on all of our products. There may be, in certain instances, exceptions to these terms. A provision is made in our consolidated financial statements to estimate the warranty cost in products sold based on historical actual results.

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

Customers

There were no customers that individually represented in excess of 10% of our consolidated revenues for 2013 or 2012.

Competition

The markets for our products are highly competitive and are characterized by rapid technological change and evolving industry standards. Product obsolescence, frequent development of new products, new technologies and significant price erosion are all features of the industry in which we operate.

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

We are currently aware of several major and a number of smaller competitors. We believe the competitive factors in our market include product pricing, features, ease of implementation and use, integration with workflow and third-party systems, and the quality of customer support. We believe our primary competitors are Vizrt Limited AG, Harris Corporation's Inscriber subsidiary, Miranda Technologies, Pixel Power, Orad Hi-Tec Systems Ltd., Avid Technology, Inc. and Ross Video Ltd. Some of these companies have significantly greater financial, technical, manufacturing and marketing resources than we have. On a region-by-region basis, certain product categories or market segments in which we operate, or may operate, are dominated by established vendors.

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

Trademarks currently owned and used include: ChyronHego, The Company The Whole World Watches, Axis World Graphics, BlueNet, HyperX, TRACAB, Lyric, CAMIO, MediaMaker, ENGAGE, SHOUT, Intelligent Interface, WAPSTR, ChyTV and ChyAlert. We review our trademark registrations regularly and renew the terms if we deem appropriate based on current usage of the respective trademark. We also have rights in trademarks and service marks that are not federally registered. We do not have registered copyrights on any of our intellectual property.

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

Employees

As of December 31, 2013, we employed approximately 190 persons worldwide.

About the Company

ChyronHego Corporation was incorporated under the laws of the State of New York on April 8, 1966. Our principal executive offices are located at 5 Hub Drive, Melville, New York 11747 and our telephone number is (631) 845-2000.

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

We maintain Internet sites at www.chyronhego.com, www.chytv.com, www.axisgraphics.tv, www.sportsground.se, and www.sportsground.tv. We make available, free of charge, through the "Investors" section of our www.chyronhego.com website, our SEC filings as soon as reasonably practicable after these reports have been electronically filed with or furnished to the SEC. Our websites and the information contained on them or connected to them shall not be deemed to be incorporated by reference into this Annual Report on Form 10-K.

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

Risks Related to Our Business

We may not realize the benefits of the merger with Hego because of integration difficulties.

It may not be possible to realize the full benefits that we anticipated will result from the May 2013 merger with Hego. Integrating the operations of Hego successfully or otherwise realizing any of the anticipated benefits of the transaction with Hego, including anticipated cost savings and additional revenue opportunities, involves a number of challenges. The failure to meet these integration challenges could seriously harm our results of operations and the market price of our common stock may decline as a result.

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

We may not successfully integrate the operations of the businesses of Hego in a timely manner, and we may not realize the anticipated net reductions in costs and expenses and other benefits and synergies of the transaction of Hego to the extent, or in the timeframe, anticipated. In addition to the integration risks discussed above, our ability to realize these net reductions in costs and expenses and other benefits and synergies could be adversely impacted by practical or legal constraints on our ability to combine operations. As a non-public, non-U.S. company, Hego did not have to comply with the requirements of the Sarbanes-Oxley Act of 2002 for internal control and other procedures. Bringing Hego's systems into compliance with those requirements may cause us to incur substantial additional expense. In addition, the integration process may cause an interruption of, or loss of momentum in, the activities of our business. If our management is not able to effectively manage the integration process, or if any significant business activities are interrupted as a result of the integration process, our business could suffer and our results of operations and financial condition may be harmed.

Current and future economic conditions may adversely affect our business and customers.

The United States and other countries in which we operate continue to struggle to emerge from economic recessions. This could adversely affect overall spending on technology and services and reduce demand or delay payments for our products and services. The continuing unfavorable economic environment may also cause our customers to have difficulty obtaining capital at adequate or historical levels to finance their ongoing business and operations and our customers may face insolvency, all of which could impair their ability to make timely payments and continue operations. Further, we may experience supply chain delays, disruptions or other problems associated with financial constraints faced by our suppliers and subcontractors. We are unable to predict the duration and severity of the weakened economic conditions and such conditions could adversely impact our business, operating results and financial condition.

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

If we fail to successfully continue to develop, introduce and sell new products and services, then we may be unable to compete effectively in the future.

We operate in a highly competitive, quickly changing environment marked by rapid obsolescence of existing products. Our future success depends on our ability to develop, introduce and successfully market our workflow and order management system, other new products employing the latest technologies, our production and timing and data services, and development services for custom high performance solutions that meet the rapidly evolving requirements of our customers. Our success increasingly depends on the ability to cement our position in new segments of the broadcast market. If any of the following occur, then our business, financial condition and results of operations may be materially harmed:

•	we fail to complete and introduce new product designs and services in a timely manner;
•	we are unable to have these new products manufactured or developed according to design specifications;
•	our customers do not perceive value in our new offerings and demand deep discounts;
•	we do not open the appropriate marketing/sales channels for our products and services;
•	our sales channels do not create adequate demand for our products and services; or
•	market demand for our new products and services does not develop as anticipated.

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

We may not be successful in enhancing our products and services or in developing, manufacturing or marketing new products that satisfy customer needs or achieve market acceptance. In addition, services, products or technologies developed by others may render our products or technologies uncompetitive, unmarketable or obsolete. Announcements of currently planned or other new product offerings by either our competitors or us may cause customers to defer or fail to purchase our existing products or services.

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

We recorded $27.9 million of goodwill and intangible assets on our balance sheet as of December 31, 2013. Goodwill is not amortized, but instead must be tested at least annually for impairment by applying a fair-value-based test. Goodwill is deemed impaired to the extent that its carrying amount exceeds the fair value of the reporting unit. Although our latest tests indicate that no goodwill impairment is currently required, future deterioration in market conditions could lead to goodwill impairments that could have a negative effect on our results of operations.

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

Since most of our systems are Microsoft® Windows®-based, we are vulnerable to issues that arise, both anticipated and unanticipated, whenever a current version of Windows is updated or a new version of Windows is released. When a Windows update is released, Lyric, other ChyronHego applications and/or the graphics systems of our customers may fail to function correctly or at all. Consequently, we incur expenditures conducting an investigation and subsequently, devising a solution. This can be a time- and capital-consuming process. When a new version of Windows is released, we are forced, against our schedule, to rigorously test all of our software and systems using the new version, investigate malfunctions and re-engineer our software where necessary. This financial and labor expenditure is required in order for us to have the ability to officially represent our software and systems as supporting a specific version of Windows. Our revenues and our market share will decline if we do not continue to develop and exploit the compatibility of our products with Windows. Most of our systems ship with Windows 7 or Windows server versions that are currently supported with no end of life timelines.

Windows 8, has not yet been validated with our proprietary systems, although it can be used with selected offline software and hosted applications

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

We believe the formation of strategic relationships will be important to our broadcast offerings. The inability to find strategic partners or the failure of any existing relationships to achieve meaningful positive results for us could harm our business. We rely in part on strategic relationships to help us:

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

We depend on a limited number of suppliers for several key components, which makes us susceptible to shortages or price fluctuations in our supply chain.

During periods of high demand for electronic products, component shortages are possible, and the predictability of the availability of such components may be limited. If shortages persist, the price of these components may increase, or the components may not be available at all. We may not be able to secure enough components at reasonable prices or of acceptable quality to build our products in a timely manner, and our revenues and gross margins could suffer until other sources can be developed. In addition, certain of our key components are purchased from a limited number of suppliers. The development of alternate sources for those components is time-consuming, difficult, and costly. Furthermore, the lead times associated with certain components are lengthy and preclude rapid changes in quantities and delivery schedules. In the event of a component shortage or supply interruption from our suppliers, we may not be able to develop alternate or second sources in a timely manner. If we are unable to buy these components in quantities sufficient to meet our requirements on a timely basis, we will not be able to deliver product to our customers, which would materially harm our business, financial condition and results of operations.

We may be impacted by new regulations related to conflict minerals.

In August 2012, the SEC adopted new rules establishing disclosure and reporting requirements regarding the use of certain minerals referred to as "conflict minerals" in products. These new rules will require us to determine, disclose and report whether or not such conflict minerals originate from the Democratic Republic of the Congo or adjoining countries. In addition, these new rules could affect our ability to source certain materials used in our hardware products at competitive prices and could impact the availability of certain minerals used in the manufacture of our hardware products. Our customers may require that our hardware products be free of conflict minerals, and our revenues may be harmed if we are unable to procure conflict-

free minerals at a reasonable price. We also expect that there may be costs associated with complying with the disclosure requirements, such as costs related to determining the source of certain minerals used in our products, as well as costs related to possible changes to our hardware products, processes or sources of supply as a consequence of such disclosure and reporting requirements.

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

During 2013, 21% of our sales were made to third-party dealers and independent representatives. Although we have contracts with our dealers and representatives, any of them may terminate their relationship with us on short notice. The loss of one or more of our principal dealers, or our inability to attract new dealers, could materially harm our business. We may lose dealers in the future and we may be unable to recruit additional or replacement dealers. As a result, our future performance will depend in part on our ability to retain our existing dealers and representatives and attract new dealers and representatives who will be able to sell and support our products and services effectively.

Problems associated with international business operations could subject us to risks from financial, operational and political situations, and affect our ability to manufacture and sell our products and services.

Sales to customers located outside the United States accounted for 47% of our total sales in 2013 and 33% of our total sales in 2012. The increased percentage is primarily a result of the merger with Hego, which, prior to the merger, derived 93% of its net sales in 2012 from sales of its products and services outside the United States. We anticipate that sales to customers located outside the United States will continue to represent a significant portion of our total sales in future periods. Accordingly, our operations and revenues are subject to a number of risks associated with foreign commerce, including the following:

•	managing foreign dealers and foreign customers, which may be state corporations or government agencies;
•	differing local product preferences and product requirements;
•	difficulty in staffing, training and managing foreign operations;
•	differing legal regulations and labor relations;
•	political and economic instability;
•	trade protection measures, and timing and availability of import and export licenses;
•
changes in laws, regulations and policies governing operations of foreign-based companies (including potentially negative consequences from changes in tax laws (including potential taxes payable on earnings of foreign subsidiaries upon repatriation), tariffs, environmental directives, freight rates and governmental royalties);

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

In addition, we are subject to risks arising from currency exchange rate fluctuations, which could increase our costs and may adversely affect our results of operations. The U.S. dollar value of our foreign-generated revenues varies with currency exchange rate fluctuations. The majority of our foreign-generated revenues were generated in Europe. Significant increases in the value of the U.S. dollar relative to foreign currencies could have a material adverse effect on our results of operations.

Any of these factors may, individually or as a group, have a material adverse effect on our financial condition, results of operations and cash flows.

If we are not able to retain our current senior management team or continue to attract and retain qualified technical and business personnel, our business will suffer.

We depend on the members of our management team for our business success. The loss of any one member of our senior management team, including, in particular, Johan Apel, our

President and Chief Executive Officer, could result in a significant loss in the knowledge and experience that we, as an organization possess and could cause significant delays, or outright failure, in the development and commercialization of our products, and could hinder the operation of our business. We have an employment agreement with Mr. Apel, which extends through May 23, 2016. The agreement may be terminated by us or Mr. Apel, with or without consent. Mr. Apel is employed on an at-will basis pursuant to the employment agreement. Mr. Apel may be entitled to severance payments under certain circumstances. Mr. Apel is subject to change-in-control provisions pursuant to the employment agreement. Three other members of our senior management team are subject to employment agreements that expire in 2014 or 2016. The loss of the services of Mr. Apel or any member of our senior management team may delay or prevent us from achieving our objectives.

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

Because it is critical to our success that we are able to prevent competitors from copying our innovations, we intend to continue to seek patent and trade secret protection for our products where available and when we deem appropriate. The process of seeking patent protection can be long and expensive, and we cannot be certain that any currently pending or future applications will actually result in issued patents, or that, even if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. We also intend to continue to seek trademark status for our product/service brand names and technologies, in order to prevent our competitors from co-opting these brand names for their own use.

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

At December 31, 2013, we had cash and cash equivalents of $5.3 million and working capital of $1.2 million. We entered into a two-year credit facility with a U.S. bank in November 2013. The credit facility provides for a $4.0 million revolving line of credit with an advance rate of the lesser of $4.0 million or 80% of eligible accounts receivable, less the amount outstanding under the credit facility. We also have revolving credit facilities associated with our European operations that total $1.3 million, of which $0.9 million was outstanding at December 31, 2013. These revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods unless notified by the lender ninety days prior to expiration. We believe that cash on hand, net cash expected to be generated in the business, and the amount available under our lines of credit, will be sufficient to meet our needs for at least the next twelve months if we are able to achieve our planned results of operations and retain the availability of credit under our credit facilities. However, we may need to raise additional funds in order to fund our business, expand our sales and marketing activities, develop or enhance new products and services, respond to competitive pressures and satisfy our existing and any new obligations that may arise. We could be in default under our U.S. credit facility with our bank if: (i) we fail to make payment of principal and interest when due; (ii) we fail to provide to our bank required financial statements, reports and certificates; fail to timely file all required tax returns and pay timely; fail to maintain required insurance policies at levels acceptable to the bank; fail to maintain our primary operating bank accounts with the bank; fail to meet our financial covenants; or fail to comply with the required negative covenants; (iii) we incur a material adverse change in our business, operations or condition; if there is a material impairment in the perfection or priority of the bank's lien on the collateral supporting the credit facility; if there is a material impairment of the prospect of repayment of our obligations to the bank; or the bank determines that there is a reasonable likelihood that we will fail to comply with one or more of our financial covenants in the succeeding financial reporting period; (iv) we become insolvent; (v) are issued a judgment for payment of $100,000 or more net of insurance recovery if any; and (vi) other events of default as described in our Amended and Restated Loan and Security Agreement, as amended, with our bank. In the event of default, the bank's remedies include any or all of the following: (i) declare all outstanding obligations to the bank, due and payable; (ii) stop advances or credit under the credit facility; (iii) require that we deposit cash in an amount of at least 105% of the dollar amount of any outstanding letters of credit; (iv) terminate any foreign exchange contracts; (v) dispose of collateral adequate to repay the bank any amounts owed to it; and (vi) take additional measures, as outlined in the Loan and Security Agreement, as amended, to protect the bank's interests. Additional financing may not be available on terms favorable to us, or at all. Capital is critical to our business, and our ability to raise capital in the event that losses use our available cash would have a material adverse effect on our business, financial condition and results of operations.

Significant changes in discount rates, the actual return on pension assets and other factors could adversely affect our business, financial condition and results of operations.

Our business, financial condition and results of operations may be negatively impacted by the amount of expense recorded related to our qualified pension plan. Accounting principles generally accepted in the United States ("GAAP") require that income or expense related to the pension plan be calculated at the annual measurement date using actuarial calculations, which reflect certain assumptions. The most significant of these assumptions relate to interest rates, the capital markets and other economic conditions. Changes in key economic indicators can change these assumptions. These assumptions, as well as the actual value of pension assets at the measurement date, will impact the calculation of pension expense for the year. Although GAAP expense and pension contributions are not directly related, the key economic indicators that affect GAAP expense also affect the amount of cash that we will contribute to our pension plan. Because the values of these pension assets have fluctuated and will continue to fluctuate in response to changing market conditions, the amount of gains or losses that will be recognized in subsequent periods, the impact on the funded status of the pension plan and the future minimum required contributions, if any, could adversely affect our business, financial condition and results of operations.

Our principal shareholders have significant voting power and may vote for actions that may not be in the best interests of our shareholders.

Our officers, directors, their affiliates and 5% or more shareholders, together control approximately 50% of our outstanding common stock (not including options or other convertible securities) as of February 28, 2014. The interests of this group of stockholders may not always coincide with our corporate interests or the interests of other stockholders, and they may act in a manner with which you may not agree or that may not be in the best interests of other stockholders. This concentration of ownership may have the effect of:

•	delaying, deferring or preventing, or alternatively, accelerating or causing, a change in control of our company;
•	entrenching our management and/or Board of Directors;
•	impeding a merger, consolidation, takeover or other business combination involving our company; or
•	discouraging a potential acquirer from making a tender offer or otherwise attempting to obtain control of our company.

We increased the level of our insurance coverage following the completion of the merger with Hego; however, future claims could exceed our applicable insurance coverage.

ChyronHego maintains insurance for property and general liability, directors' and officers' liability, products liability, workers compensation and other coverage in amounts and on terms deemed adequate by management based on our expectations for future claims. Although we increased the level of our insurance coverage, particularly our directors' and officers' liability insurance, following the completion of the merger with Hego, future claims could exceed our applicable insurance coverage, or in some instances our coverage may not cover the applicable claims.

Risks Related to Our Common Stock

Raising additional capital may cause dilution to our existing shareholders, restrict our operations or require us to relinquish rights to our technologies.

Following the Hego merger, we continue to require significant working capital for operations and marketing and research and development activities as well as the expansion and integration of our operations.  We may seek additional capital through a combination of private and public equity offerings, debt financings, collaborations, strategic alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a shareholder. Debt financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring debt, making capital expenditures or declaring dividends. If we raise additional funds through collaborations, strategic alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies, or grant licenses on terms that are not favorable to us. If we are unable to raise additional funds through equity or debt financing when needed, we may be required to delay, limit, reduce or terminate our product development or commercialization efforts or grant rights to develop and market our products that we would otherwise prefer to develop and market ourselves.

An increase in the number of shares of our common stock outstanding could reduce the price of our common stock.

At December 31, 2013, there were 6.0 million potentially dilutive shares that would be issuable if all outstanding common stock options were exercised, plus an additional 1.4 million shares available for grant under our stock incentive plan. Issuance or sale of a substantial number of shares of additional common stock, or the perception that such issuance or sales could occur, could adversely affect the market price for our common stock as it would result in additional shares of our common stock being available on the public market. These issuances or sales also might make it difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

We have various mechanisms in place to discourage takeover attempts, which may reduce or eliminate your ability to sell your shares for a premium in a change of control transaction.

Various provisions of our Amended and Restated Certificate of Incorporation and Amended and Restated By-Laws, as amended, and New York corporate law may discourage, delay or prevent a change in control or takeover attempt of our company by a third party that is opposed to by our management and board of directors. Shareholders who might desire to participate in such a transaction may not have the opportunity to do so. These anti-takeover provisions could substantially impede the ability of shareholders to benefit from a change of control or change in our management and board of directors. These provisions include:

•
authorizing the issuance of "blank check" preferred stock that could be issued by our board of directors to increase the number of outstanding shares, issue shares of stock with voting, liquidation and other rights in preference to the rights of common shareholders and thwart a takeover attempt;

•	limiting who may call special meetings of our shareholders; and
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

Our common stock is currently listed on the NASDAQ Global Market. We have previously received notifications from NASDAQ informing us of certain listing deficiencies, including failure to satisfy the minimum bid price and the minimum stockholders' equity requirements. Although we have since cured these deficiencies, it is possible that we could fall out of compliance again in the future. If we fail to maintain compliance with any listing requirements, we could be delisted and our common stock would be considered a penny stock under regulations of the SEC and would therefore be subject to rules that impose additional sales practice requirements on broker-dealers who sell our securities. The additional burdens imposed upon broker-dealers by these requirements could discourage broker-dealers from effecting transactions in our common stock, which could severely limit the market liquidity of the common stock and your ability to sell our securities in the secondary market.

The price of our common stock may be volatile.

The trading price of our common stock has been and may continue to be subject to fluctuations in response to quarter-to-quarter variations in our liquidity and operating results, changes in earnings estimates by analysts, general conditions in the digital media industry, announcements of technological innovations or new products or services introduced by us or our competitors, and other events or factors. The stock market in general, and the shares of technology companies in particular, have experienced extreme price fluctuations in recent years. During the period commencing January 1, 2012, through February 28, 2014, the price of our common stock has ranged between $0.48 and $3.12. This volatility has had a substantial impact on the market prices of securities issued by many companies for reasons unrelated to the operating performance of the companies affected. These broad market fluctuations may adversely affect the market price of our common stock.

Subject to certain limitations, the former Hego shareholders may sell our common stock beginning on August 22, 2014, which could cause our stock price to decline.

The shares of our common stock that the former Hego shareholders received following the merger are subject to certain transfer restrictions until August 22, 2014. The sale of a substantial number of our shares by the former Hego and Hego Trac shareholders or our other stockholders within a short period of time could cause our stock price to decline, make it more difficult for us to raise funds through future offerings of our common stock or acquire other businesses using our common stock as consideration.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our executive offices and principal office are located in Melville, New York, pursuant to a lease that expires on July 31, 2019. The Melville facility consists of approximately 47,000 square feet and is used for manufacturing, research and development, marketing and the executive offices. Our European operations are headquartered in Stockholm, Sweden, pursuant to a lease of approximately 9,000 square feet (primarily office space) that expires in June 2019. The Company does not own any real property. The Company's other locations are subject to leases with customary terms and conditions. We believe that our facilities are suitable for our existing operations and do not foresee the need for any significant expansion.

ITEM 3.    LEGAL PROCEEDINGS

We are not a party to any legal proceedings that we believe will have a material impact on our business, financial condition, results of operations or liquidity.

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
SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY
SECURITIES

Market Information

Our common stock trades on The NASDAQ Global Market under the symbol "CHYR." The high and low sales prices of the Company's common stock, as reported by NASDAQ, for each full quarterly period for the two most recent fiscal years, were as follows:

Price Range of Common Stock

	High	Low
Year ended December 31, 2013
Fourth quarter	$2.71	$1.47
Third quarter	1.78	1.38
Second quarter	1.77	1.12
First quarter	1.64	0.64

Year ended December 31, 2012
Fourth quarter	$1.02	$0.48
Third quarter	1.42	0.80
Second quarter	1.90	1.33
First quarter	2.00	1.33

Shareholders

As of February 28, 2014, there were approximately 7,000 shareholders of record of our common stock.

Dividends

We have not declared or paid any cash dividends since 1989. We currently plan to retain any future earnings, for use in the operation and expansion of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, under the credit agreement with our U.S. lender, we are not permitted to pay any dividends without the bank's consent.

Unregistered Sales of Equity Securities

In May and October of 2013, we issued 12,199,431 and 413,324 shares, respectively, of our common stock in private transactions in connection with our acquisitions of Hego Aktiebolag and the minority interest in its subsidiary, Hego Trac Aktiebolag. These issuances of shares of common stock were not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

Issuer Purchases of Equity Securities

None.

Stock Performance Graph

The graph below matches the cumulative 5-Year total return of holders of our common stock with the cumulative total returns of the Russell MicroCap index and a customized peer group of two companies that includes: Avid Technology, Inc. and VIZ RT Limited AG. The graph assumes that the value of the investment in our common stock, in each index, and in the peer group (including reinvestment of dividends) was $100 on 12/31/2008 and tracks it through 12/31/2013.

	12/08	12/09	12/10	12/11	12/12	12/13
ChyronHego Corporation	100.00	138.67	146.67	92.67	47.33	141.33
Russell MicroCap	100.00	127.48	164.30	149.06	178.50	259.92
Peer Group	100.00	127.81	155.28	89.01	88.15	105.90

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

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                  CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K, including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as "believe," "anticipate," "plan," "seek," "expect," "intend" and similar expressions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including, but not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified scientific, technical and business personnel; our ability to expand our Axis online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our Axis online graphics services, workflow and asset management solutions; our ability to integrate the business of Chyron and Hego; our ability to grow sales and profits from our Hego products and services; our ability to develop new Hego products and services; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; competitors with significantly greater financial resources; new product and service introductions by competitors; challenges associated with expansion into new markets; and other factors set forth in Part I, Item 1A, entitled "Risk Factors." Those factors as well as other cautionary statements made in this Annual Report on Form 10-K, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Annual Report on Form 10-K represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

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

The results of operations include the operating results of Hego since completion of the business combination on May 22, 2013. The combination of these two companies is referred to in Management's Discussion and Analysis of Financial Condition and Results of Operations as the "Business Combination."

Results of Operations

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Net sales. Revenues for the year ended December 31, 2013 were $47.4 million, an increase of $17.2 million, or 57%, from the $30.2 million reported in the year ended December 31, 2012. Of these amounts, North American revenues were $26.3 million in the year ended December 31, 2013 and $21.2 million in the year ended December 31, 2012. Revenues derived from other international regions were $21.1 million in the year ended December 31, 2013 as compared to $9.0 million in the year ended December 31, 2012.

Revenues by type are as follows (dollars in thousands):

	Year Ended December 31,
		% of		% of
	2013	Total	2012	Total
Product	$27,136	57%	$21,674	72%
Services	20,271	43%	8,548	28%
	$47,407		$30,222

    We experienced an increase in our product revenue stream of $5.5 million in the year ended December 31, 2013, as compared to the prior year, as a result of customer purchases for the Winter Olympics in Sochi, Russia, a substantial implementation at a new customer facility in North America, a major graphics overhaul at a customer headquarters in Latin America, and incremental product sales of $2.4 million in the year resulting from our Business Combination with Hego.

Our services revenue increased by $11.7 million in 2013, primarily from the incremental contribution of $13.0 million of Hego services since the date of the Business Combination.

Gross profit.  Gross margins for the years ended December 31, 2013 and 2012 were 66% and 69%, respectively. The decrease in the gross margin percentage is primarily attributable to product mix. As services become a greater component of revenues, as a result of our Hego operations, we expect our margins to decline because our products carry a higher gross margin than our services. Absent the effect of product mix, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Year Ended December 31,
	2013	2012
Sales and marketing	$13,260	$13,008
General and administrative	11,576	4,201
	$24,836	$17,209

The increase in sales and marketing expenses (S&M") in the year ended December 31, 2013, as compared to 2012, is primarily attributable to the incremental costs of $2.6 million from our Business Combination with Hego, offset by reductions of $2.3 million in personnel and the related direct costs. During the second half of 2012, we reduced costs in this area by redeploying our resources to growth markets and eliminating positions in non growth areas that resulted in savings realized in fiscal 2013.

The increase in general and administrative ("G&A") expenses in the year ended December 31, 2013 is primarily a result of approximately $1.5 million in compensation related severance costs payable to executive officers as a result of change in control agreements, $1.0 million in salary and incentive compensation arrangements, Hego transaction-related costs of $1.0 million and $1.7 million in incremental costs from our Business Combination with Hego. Also, as a result of the Business Combination, all of our outstanding equity awards, at the time of the combination, became immediately exercisable and fully vested which resulted in a charge of $1.3 million, representing the unamortized expense of such awards. In addition, as a result of our downsizing on May 2, 2013, affected employees were provided with a modification in the terms of their stock options and awards that were outstanding on their termination date. As a result, we recorded a $0.4 million charge related to the modification of these awards.

Research and development expenses. Research and development ("R&D") expenses were $9.2 million in the year ended December 31, 2013 compared to $7.4 million in the year ended

December 31, 2012. The increase in 2013 is due primarily to the incremental costs of $2.6 million incurred as a result of our Hego operations, offset by other expense decreases in personnel, consulting and materials as certain projects are completed.

Change in fair value of contingent consideration. In connection with the Business Combination with Hego, a portion of the purchase price consisted of contingent consideration of shares of our common stock. The fair value of any contingent consideration was established at the date of the Business Combination and included in the total purchase price. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. In the year ended December 31, 2013 a charge of $4.8 million has been recorded in order to adjust the contingent consideration to $12.3 million, its current fair value at December 31, 2013.

Interest expense, net. Interest expense, net increased in the year ended December 31, 2013 as compared to the year ended December 31, 2012. This is due to the advances that we took on the U.S. term loan in the fourth quarter of 2012 and the addition of interest expense associated with the additional long-term debt that we assumed from Hego in the Business Combination.

Other (loss) income, net.  The components of other (loss) income, net are as follows (in thousands):

	Year Ended
	December 31,
	2013	2012
Foreign exchange transaction gain (loss)	$(36)	$ 13
Other	11	2
	$(25)	$ 15

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to international transactions. However, we believe that it is not material to our near-term financial position or results of operations. We expect that this exposure will increase in the future due to our Business Combination with Hego, as a result of which a larger percentage of the Company's business is expected to be transacted in foreign currencies.

Income tax benefit (expense), net. In the year ended December 31, 2013 we recorded an income tax benefit of $0.1 million and in the year ended December 31, 2012 we recorded an income tax expense of $18.5 million. Included in 2012 was an increase to our valuation allowance for deferred taxes of $19.5 million, offset by approximately $1.0 million in deferred tax benefits. Accounting standards require that we continually assess the likelihood that our deferred taxes will be realizable. In making such assessments, all available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. Significant weight is given to evidence that can be objectively verified. In 2012, we considered the fact that we incurred another loss, in addition to the consecutive losses in recent preceding fiscal years. Also in 2012, approximately $5.6 million of federal net operating losses expired unutilized. These negative factors, combined with uncertain near-term market and economic conditions, reduced our ability to rely on our projections of future taxable income in determining whether a valuation allowance was required.

Accordingly, we concluded that a full valuation allowance was required and a charge to results of operations of $19.5 million was recorded. We will continue to assess the likelihood that our deferred tax assets will be realizable, and our valuation will be adjusted accordingly. The difference between our effective income tax rate and the federal statutory rate is primarily due to transaction costs associated with our Business Combination with Hego and the mark to market adjustment for our contingent liability that will not be deductible for tax purposes and the amount of expense associated with our share-based payment arrangements and the portion thereof that will give rise to tax deductions. Furthermore, share-based payments may result in tax deductions that do not result in a tax benefit in the accompanying consolidated financial statements because it will not result in the reduction of income taxes payable, due to the existence of net operating loss carryforwards.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

We have elected not to report our results of operations for the fiscal year ended December 31, 2011, or to include a discussion of our results of operations for such period compared to 2012, in reliance upon Instruction 1 to Item 303(a) of Regulation S-K. Investors are urged to read our Annual Report on Form 10-K for the fiscal year ended December 31, 2012 for this information.

Liquidity and Capital Resources

Sources and Uses of Funds

At December 31, 2013, we had cash and cash equivalents on hand of $5.3 million and working capital of $1.2 million. Approximately $5.5 million in cash was generated from operations in 2013 primarily as a result of our loss of $7.8 million, offset by the non-cash charges that were included in our statement of operations and the increase in accounts payable and other accrued expenses for items that were not due until 2014. Approximately $2.0 million was used to fund acquisitions of property and equipment in order to service several European soccer leagues with real-time digital sports data systems and approximately $0.9 million, net, was used for payments on debt and capital leases.

Also during 2013 we made required contributions of $0.3 million to our pension plan and we expect to make contributions of $0.5 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $5.7 million and $5.9 million at December 31, 2013 and December 31, 2012, respectively. Our investment strategy has been consistent in recent years and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

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

In November 2013, we entered into a new two-year $4.0 million revolving line of credit (the "Revolver") with SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. At December 31, 2013, available borrowings under the Revolver were $3.3 million but no borrowings were outstanding. We are also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if our AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections from our SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, we will maintain a static loan balance and all collections will be deposited into our operating account. At December 31, 2013, we are in compliance with our bank covenants.

The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If our AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%. In connection with the Revolver, we were required to pay the outstanding balance on our then outstanding term loan which was $0.4 million on the closing date. The original term loan was being repaid over 30 months and was subject to interest at Prime + 2.25% (which was 4.5% at December 31, 2013).

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

We also have revolving credit facilities associated with our European operations that total $1.3 million of which $0.9 million is outstanding at December 31, 2013. The revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods unless notified by the lender ninety days prior to expiration. In addition, we have four outstanding term loans in Europe that total $0.4 million at December 31, 2013. Three of the term loans require principal payments that total $10 thousand per month and the third term loan, which has an outstanding balance of $0.2 million at December 31, 2013, required no principal payments and was paid in full in January 2014.

In September 2013, Sportsground AB, our 51% owned subsidiary purchased 100% of the equity of Granvideo AB ("Granvideo") for a total purchase price of $1.04 million. (See Note 8 to the Consolidated Financial Statements.) In connection with the acquisition, we issued a note payable to the previous shareholder of Granvideo in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. We made principal payments of $0.06 million on September 1, 2013 and $0.1 million on November 15, 2013 and are required to make four equal annual principal payments of $0.26 million on December 31 from 2014 to 2017. The principal balance at December 31, 2013 was $0.9 million.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements.

Contractual Obligations

Our contractual obligations as of December 31, 2013 were as follows (in thousands):

	Payments Due by Period
		Less Than	One to	Three to	More Than
Contractual Obligations	Total	One Year	Three Years	Five Years	Five Years

Operating lease obligations	$ 8,044	$ 1,872	$ 3,280	$ 2,270	$ 622
Pension obligations (1)	2,715	518	2,197
Commitment for hosting services	1,857	857	1,000
Note payable	921	230	461	230
Term Loan	355	340	15
Capital lease obligations	415	215	200
Total	$14,307	$ 4,032	$ 7,153	$ 2,500	$ 622

(1) Lower than expected investment performance could accelerate or increase the amount of payment of required contributions in future years.

Liquidity

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

Common Stock in our 401(k) Plan

We have a 401(k) plan for U.S. employees into which we make discretionary matching contributions. The discretionary matching contribution is currently two thirds of the first 6% of qualifying compensation up to the IRS limits for tax-deferred employee contributions. We have the option of making the matching contribution in cash or through the issuance of Company stock. During 2013 and 2012, we issued 204 thousand and 233 thousand shares, respectively, of common stock in connection with the Company match for our 401(k) plan in lieu of an aggregate cash match of $243 thousand and $288 thousand, respectively. A participant in the 401(k) plan has 15 investment choices.

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

Approximately 21% of 2013 consolidated revenues were made to third-party dealers, independent representatives and system integrators (collectively, dealers). We recognize revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

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

Deferred taxes have not been provided for undistributed earnings of foreign subsidiaries since substantially all of these earnings are expected to be permanently reinvested in our foreign operations. A deferred tax liability is recognized when we expect that we will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest any undistributed earnings and has no plan for further repatriation. Determination of the amount of the unrecognized U.S. income tax liability on undistributed earnings is not practical because of the complexities of the hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

We recognize the financial statement impact of tax provisions, taken or expected to be taken, utilizing a more-likely-than-not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense. At December 31, 2013, there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the consolidated financial statements.

Goodwill

We evaluate goodwill for impairment on an annual basis during our fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values. When evaluating goodwill for impairment, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a "step zero" approach. If, based on the review of the qualitative factors, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we bypass the required two-step impairment test. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely-than-not greater than its carrying value, we perform the first step, which is referred to as step one, of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment loss for the difference. In considering the step zero approach to testing goodwill for impairment, we perform a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. During the fourth quarter of fiscal 2013, we utilized a qualitative assessment for our reporting units where no significant change occurred and no potential impairment indicators existed since the previous evaluation of goodwill, and concluded it is more-likely-than-not that the fair value was more than its carrying value on a reporting unit basis.

At December 31, 2013 and 2012, our goodwill balance was $18.9 million and $2.1 million, respectively. As we did not become aware of any impairment indicators subsequent to the date of the annual assessment, we determined there was no impairment as of December 31, 2013.

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information called for by this Item is omitted this year in reliance upon Item 305(e) of Regulation S-K.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements

Financial Statements:	Page

Report of BDO USA, LLP, Independent Registered Public
Accounting Firm	43

Consolidated Balance Sheets at December 31, 2013 and 2012	44

Consolidated Statements of Operations for the Years Ended
December 31, 2013 and 2012	45

Consolidated Statements of Comprehensive Loss for the Years Ended
December 31, 2013 and 2012	46

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2013 and 2012	47

Consolidated Statements of Shareholders' Equity for the Years Ended
December 31, 2013 and 2012	48

Notes to the Consolidated Financial Statements	49

Report of Independent Registered Public Accounting Firm

Board of Directors and Shareholders
ChyronHego Corporation
Melville, New York

We have audited the accompanying consolidated balance sheets of ChyronHego Corporation as of December 31, 2013 and 2012 and the related consolidated statements of operations, comprehensive loss, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of ChyronHego Corporation at December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ BDO USA, LLP
Melville, New York
March 14, 2014

CHYRONHEGO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	December 31,
Assets	2013	2012
Current assets:
Cash and cash equivalents	$ 5,266	$ 2,483
Accounts receivable, net	7,781	5,630
Inventories, net	2,816	2,285
Prepaid expenses and other current assets	2,525	626
Total current assets	18,388	11,024

Property and equipment, net	4,145	1,347
Intangible assets, net	8,968	559
Goodwill	18,948	2,066
Deferred tax asset	56	-
Other assets	147	119
TOTAL ASSETS	$50,652	$15,115

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$ 9,240	$ 3,100
Deferred revenue	4,660	3,637
Due to related parties	716	-
Current portion of pension liability	518	278
Deferred tax liability	271	-
Short-term debt	1,532	280
Capital lease obligations	215	20
Total current liabilities	17,152	7,315

Contingent consideration	12,260	-
Pension liability	2,197	3,873
Deferred revenue	923	1,198
Long-term debt	772	397
Deferred tax liability	1,195	-
Other liabilities	686	351
Total liabilities	35,185	13,134

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding – 30,788,251 and 17,135,239
at December 31, 2013 and 2012, respectively	308	171
Additional paid-in capital	103,642	84,539
Accumulated deficit	(88,243)	(80,404)
Accumulated other comprehensive loss	(421)	(2,325)
Total ChyronHego Corporation shareholders' equity	15,286	1,981
Non-controlling interests	181	-
Total shareholders' equity	15,467	1,981
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$50,652	$15,115

See Notes to Consolidated Financial Statements

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012

Product revenues	$27,136	$21,674
Service revenues	20,271	8,548
Total revenues	47,407	30,222

Cost of sales	16,296	9,319
Gross profit	31,111	20,903

Operating expenses:
Selling, general and administrative	24,836	17,209
Research and development	9,163	7,443
Change in fair value of contingent consideration	4,760	-
Total operating expenses	38,759	24,652

Operating loss	(7,648)	(3,749)

Interest expense, net	(261)	(28)

Other (loss) income, net	(25)	15

Loss before taxes	(7,934)	(3,762)

Income tax benefit (expense), net	134	(18,539)

Net loss	(7,800)	(22,301)

Less: Net income attributable to non-controlling interests	39	-

Net loss attributable to ChyronHego shareholders	$(7,839)	$(22,301)

Net loss per share attributable to ChyronHego
shareholders - basic	$ (0.31)	$ (1.31)

Net loss per share attributable to ChyronHego
shareholders - diluted	$ (0.31)	$ (1.31)

Weighted average shares outstanding:
Basic	25,379	16,961
Diluted	25,379	16,961

See Notes to Consolidated Financial Statements

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands)

	Years Ended December 31,
	2013	2012

Net loss	$ (7,800)	$(22,301)

Other comprehensive income (loss):

Deferred pension income (loss)	1,760	(910)

Cumulative translation adjustment	144	13

Comprehensive loss	(5,896)	(23,198)

Less: Comprehensive income attributable to
non-controlling interest	39	-

Comprehensive loss attributable to ChyronHego
Corporation	$ (5,935)	$(23,198)

See Notes to Consolidated Financial Statements

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,800)	$(22,301)
Adjustments to reconcile net loss to net cash from
operating activities:
Depreciation and amortization	2,913	919
Deferred tax asset allowance	23	19,475
Deferred income tax benefit	(70)	(974)
Share-based payment arrangements	2,993	938
Shares issued for 401(k) match	243	288
Inventory provisions	225	85
Change in fair value of contingent consideration	4,760	-
Other	147	(63)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	632	97
Inventories	(756)	(238)
Prepaid expenses and other assets	(444)	127
Accounts payable and accrued expenses	1,673	(747)
Deferred revenue	409	867
Other liabilities	536	(164)
Net cash provided by (used in) operating activities	5,484	(1,691)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(1,989)	(546)
Purchase of businesses, net of cash acquired	14	-
Net cash used in investing activities	(1,975)	(546)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from borrowings	311	700
Repayments on debt	(1,048)	(159)
Proceeds from revolving credit facilities, net	73	-
Payments on capital lease obligations	(196)	(38)
Proceeds from exercise of stock options	12	1
Net cash (used in) provided by financing activities	(848)	504

Effect of exchange rates on cash and cash equivalents	122	-

Change in cash and cash equivalents	2,783	(1,733)
Cash and cash equivalents at beginning of year	2,483	4,216
Cash and cash equivalents at end of year	$ 5,266	$ 2,483

SUPPLEMENTAL CASH FLOW INFORMATION:
Interest paid	$ 315	$ 15
Taxes paid	405	29
Deferred pension income (loss)	1,760	(910)

Common stock and warrants issued for acquisitions	$17,370	-
Contingent consideration for acquisition	7,500	-
Debt incurred for acquisition	1,044	-

See Notes to Consolidated Financial Statements

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands)

					Accumulated
			Additional		Other	Non-
	Common Stock		Paid-In	Accumulated	Comprehensive	Controlling
	Shares	Amount	Capital	(Deficit)	Income (loss)	Interests	Total

Balance at January 1, 2012	16,639	$ 166	$ 83,407	$(58,103)	$ (1,428)		$ 24,042

Net loss				(22,301)			(22,301)

Other comprehensive loss					(897)		(897)

Share-based compensation			938				938

Shares issued upon exercise of
stock options	2		1				1

Shares issued for vesting of
restricted stock units and
restricted stock	261	3	(93)				(90)

Shares issued for 401(k) match	233	2	286				288

Balance at December 31, 2012	17,135	171	84,539	(80,404)	(2,325)		1,981

Net loss				(7,839)		$ 39	(7,800)

Other comprehensive income					1,904		1,904

Share-based compensation			2,157				2,157

Shares issued upon exercise of
stock options	37		12				12

Shares issued for vesting of
restricted stock units and
executive compensation	799	8	211				219

Shares issued for 401(k) match	204	2	241				243

Shares and warrants
issued for acquisitions	12,613	127	16,482			142	16,751

Balance at December 31, 2013	30,788	$ 308	$103,642	$(88,243)	$ (421)	$ 181	$15,467

See Notes to Consolidated Financial Statements

CHYRONHEGO CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

On May 22, 2013 Chyron Corporation ("Chyron") acquired the outstanding stock of Hego Aktiebolag ("Hego" or "Hego AB"), and changed its name to ChyronHego Corporation (the "Company" or "ChyronHego"). Hego is a global graphics services company based in Stockholm, Sweden that develops real-time graphics products for the broadcast and sports industries. The companies combined in a stock-for-stock transaction and the Company has continued to trade on the NASDAQ under the symbol "CHYR." The combination of these two companies, which is referred to in these consolidated financial statements as the "Business Combination," forms a leading global provider of broadcast graphics creation, playout and real-time data visualization.

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany amounts have been eliminated. The results of operations include the operating results of Hego since the completion of the Business Combination on May 22, 2013. See Note 8 of these consolidated financial statements.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues, costs and expenses during the periods presented. Estimates made by management include inventory valuations, stock compensation, allowances for doubtful accounts, income taxes, pension assumptions, allocations of purchase price, contingent consideration, valuation of intangible assets and reserves for warranty and incurred but not reported health insurance claims. Actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain prior amounts have been reclassified to conform to the current year presentation.

Cash and Cash Equivalents

Cash includes cash on deposit, overnight repurchase agreements, and amounts invested in highly liquid money market funds. Cash equivalents consist of short term investments with original maturities of three months or less. Cash and cash equivalents include $3.9 million and $1.7 million of investments in overnight repurchase agreements at December 31, 2013 and 2012, respectively. Repurchase agreements are collateralized by U.S. Treasury and federal agency securities with a fair value of 102% of the securities sold. This credit risk is primarily divided among six financial institutions that management believes to be of high quality. The carrying amount of cash and cash equivalents approximates their fair value.

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

Property, Equipment and Depreciation

Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation and amortization are provided on the straight line method over the following estimated useful lives:

Machinery and equipment	3-10 years
Furniture and fixtures	5-10 years
Automobiles	3-4 years
Leasehold improvements	Shorter of the life of improvement or remaining life of the lease

When assets are retired or disposed of, the assets and related accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in operations.

Capitalized Software Costs

For development costs related to the Company's on line web-based solutions, the Company capitalizes costs incurred during the application development stage. Costs related to preliminary project activities and post implementation activities were expensed as incurred. The Company has not capitalized any software development costs for the years ended December 31, 2013 and 2012.

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

Long-Lived Assets and Intangible Assets

Long-lived assets and certain identifiable intangible assets to be held and used are reviewed for impairment when events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on an estimate of undiscounted future cash flows resulting from the use of the asset and its eventual disposition. In the event that such cash flows are not expected to be sufficient to recover the carrying amount of the assets, the assets are written down to their estimated fair values. There was no impairment of long-lived assets and intangible assets for the years ended December 31, 2013 and 2012.

Goodwill and Indefinite-Lived Intangible Assets

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in various business combinations. The Company also has an indefinite-lived intangible consisting of a tradename. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment at least annually.

When evaluating goodwill for impairment, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. If, based on the review of the qualitative factors, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we bypass the required two-step impairment test. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely- than-not greater than its carrying value, we perform the first step, which is referred to as step one, of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment for goodwill and other intangible assets is measured as the excess of its carrying amount over its fair value.

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

In connection with the Company's on-line web-based solutions, the Company recognizes revenue on a monthly basis for use of its subscription based products. The Company recognizes set-up or other up-front fees, if any, ratably over the longer of the contract or the expected customer relationship period, generally one to three years. Revenues from these web-based solutions are included in service revenues in the Company's Consolidated Statements of Operations.

Approximately 21% and 35% of 2013 and 2012 consolidated revenues, respectively, were made through third-party dealers and system integrators (collectively, dealers). The Company recognizes revenue from sales to dealers when the product is shipped and all other revenue recognition criteria are met.

Shipping and Handling Fees and Costs

All amounts billed to a customer in a sales transaction related to shipping and handling represent revenues earned and are reported as revenue, and the costs incurred by the Company for shipping and handling are reported as a component of cost of sales. Amounts billed have approximated $0.1 million in 2013 and 2012.

Advertising Costs

Advertising costs are expensed as incurred. Advertising expense was $50 thousand in 2013 and $74 thousand in 2012.

Income Taxes

The Company accounts for income taxes under an asset and liability approach, which recognizes deferred tax assets and liabilities based on the difference between the financial reporting and tax basis of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Valuation allowances are provided if, based upon the weight of available evidence, it is more likely than not that some or all of the net deferred tax assets will not be realized.

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

The Company recognizes the financial statement impact of tax positions, taken or expected to be taken, utilizing a more-likely-than not recognition threshold. We also recognize any interest and penalties related to tax uncertainties as income tax expense. At December 31, 2013 there are no unrecognized tax benefits, or related accrued interest and penalties, recorded in the consolidated financial statements.

Sales and Value Added Taxes

The Company accounts for sales and value added taxes imposed on the Company's goods and services on a net basis in the Company's Consolidated Statements of Operations. Since the Company primarily acts as an agent for the governmental authorities in these matters, the amount charged to the customer is collected and remitted directly to the appropriate jurisdictional entity.

Foreign Currencies

Assets and liabilities of the Company's foreign subsidiaries are translated into U.S. dollars at the period end rate of exchange, while revenues and expenses are translated at the average exchange rate during the period. Adjustments from translating the Company's foreign subsidiaries' financial statements are reported as a component of other comprehensive income or loss. Transaction gains or losses are included in other income and expense, net. The net impact of foreign exchange transactions for the years ended December 31, 2013 and 2012 were a loss of $36 thousand and a gain of $13 thousand, respectively.

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

The Company recorded net losses for the years ended December 31, 2013 and 2012. Potential common shares are anti-dilutive in periods in which the Company records a net loss because they would reduce the respective period's net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in all periods presented.

	Years Ended December 31,
	2013	2012
Basic weighted average shares outstanding	25,379	16,961
Effect of dilutive stock options	-	-
Diluted weighted average shares outstanding	25,379	16,961

Weighted average shares which are not included
in the calculation of diluted earnings per share
because their impact is antidilutive
Stock options	2,803	3,087
Restricted stock units	30	173

Other Comprehensive Income (Loss)

The Company reports comprehensive income (loss) in accordance with ASC 220-10. ASC 220-10 establishes guidelines for the reporting and display of comprehensive income (loss), net income (loss) and its components in financial statements. Included in other comprehensive income (loss) for the Company are the deferred income (losses) on the Company's pension plan and translation adjustments related to the Company's foreign subsidiaries.

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

Retirement-Related Benefits

The Company recognizes in its balance sheet as an asset or liability the overfunded or underfunded status of its defined benefit plan. This asset or liability is measured as the difference between the fair value of plan assets and the benefit obligation, which is calculated based on actuarial computations of current and future benefits for employees. Actuarial gains or losses and prior service costs or credits that arise during the period, but are not included as components of net periodic benefit (expense), are recognized as a component of accumulated other comprehensive income (loss). Pension expense is charged to operating expenses.

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

Liquidity

Our long-term success will depend on our ability to achieve and sustain profitable operating results and our ability to raise additional capital on acceptable terms should additional capital be required. In the event that we are unable to achieve expected goals of profitability or raise sufficient additional capital, if needed, we may have to scale back or eliminate certain parts of our operations.

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

There can be no assurance that additional funds will be available when we need them on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to delay, limit, reduce or terminate development activities for one or more of our products or services, or delay, limit, reduce or terminate our sales and marketing capabilities or other activities that may be necessary to commercialize one or more of our products or services.

2.           ACCOUNTS RECEIVABLE

Accounts receivable are stated net of an allowance for doubtful accounts of $0.6 million and $0.4 million at December 31, 2013 and 2012, respectively. Accounts receivable are principally due from customers in, and dealers serving, the broadcast video industry. At December 31, 2013 and 2012, receivables included approximately $4.9 million and $2.2 million, respectively, due from foreign customers.

Bad debt expense amounted to $0.2 million in 2013 and zero in 2012. We record an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible and an additional allowance based on historical experience and management's assessment of the general financial conditions affecting the Company's customer base. We also evaluate the credit worthiness of the Company's customers and determine whether collateral (in the form of letters of credit or credit insurance) should be taken or whether reduced credit limits are necessary. Credit losses have consistently been within management's expectations. The carrying amounts of accounts receivable approximate their fair values.

3.           INVENTORIES

Inventory is comprised of the following (in thousands):

	December 31,
	2013	2012
Finished goods	$ 539	$ 465
Work-in-progress	310	468
Raw material	1,967	1,352
	$2,816	$2,285

Inventories are stated net of reserves of approximately $5.4 million and $5.1 million at December 31, 2013 and 2012, respectively.

4.           GOODWILL AND INTANGIBLE ASSETS

The Company’s goodwill represents the excess of the purchase price over the fair value of net identifiable assets acquired in various business combinations. The Company also has an indefinite-lived intangible consisting of a tradename. Goodwill and intangible assets deemed to have indefinite lives are not amortized and are tested for impairment on an annual basis during our fourth quarter, or more frequently if circumstances indicate impairment might exist. Goodwill is evaluated for impairment through the comparison of fair value of our reporting units to their carrying values. When evaluating goodwill for impairment, we may first perform an assessment of qualitative factors to determine if the fair value of the reporting unit is more-likely-than-not greater than its carrying amount. This qualitative assessment is referred to as a "step zero" approach.  If, based on the review of the qualitative factors, we determine it is not more-likely-than-not that the fair value of a reporting unit is less than its carrying value, we bypass the required two-step impairment test. If we do not perform a qualitative assessment or if the fair value of the reporting unit is not more-likely- than-not greater than its carrying value, we perform the first step, which is referred to as step one, of the two-step impairment test, and calculate the estimated fair value of the reporting unit. If the carrying value of goodwill exceeds the estimated fair value, there is an indication that impairment may exist and the second step must be performed to measure the amount of impairment loss. The amount of impairment is determined by comparing the implied fair value of the reporting unit goodwill to the carrying value of the goodwill in the same manner as if the reporting unit was being acquired in a business combination. If the implied fair value of goodwill is less than the recorded goodwill, we would record an impairment loss for the difference. In considering the step zero approach to testing goodwill for impairment, we perform a qualitative analysis evaluating factors including, but not limited to, macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuations, results of past impairment tests, and the operational stability and the overall financial performance of the reporting units. During the fourth quarter of fiscal 2013, we utilized a qualitative assessment for our reporting units where no significant change occurred and no potential impairment indicators existed since the previous evaluation of goodwill and indefinite-lived intangibles, and concluded it is more-likely-than-not that the fair values were more than their carrying value on a reporting unit basis. As we did not become aware of any impairment indicators subsequent to the date of the annual assessment, we determined there was no impairment to the goodwill of $18.9 million or the indefinite-lived intangible of $1.9 million as of December 31, 2013.

The components and estimated useful lives of intangible assets as of December 31, 2013 and 2012 are stated below. Amortization is provided on a straight line method, or in the case of customer relationships, on an accelerated method, over the following estimated useful lives (in thousands):

	2013
	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Definite-lived intangibles:
Customer relationships	$ 6,570	$1,512	$5,058	10 years
Tradenames	1,104	153	951	15 years
Proprietary technology	1,420	403	1,017	10-15 years
Non-compete agreement	25	25	-	3 years
Domain name and related website	53	11	42	10-15 years
	9,172	2,104	7,068
Indefinite-lived intangibles:
Tradename	1,900	-	1,900
	$11,072	$2,104	$8,968

	2012
	Gross	Accumulated	Net	Estimated
	Amount	Amortization	Amount	Useful Life
Tradenames	$ 304	$ 101	$ 203	15 years
Proprietary technology	620	310	310	10 years
Non-compete agreement	25	25	-	3 years
Customer relationships	170	138	32	10 years
Domain name and related website	23	9	14	15 years
	$1,142	$ 583	$ 559

The activity in our goodwill balance consists of the following (in thousands):

Balance at January 1, 2013	$ 2,066
Acquisitions:
Hego AB	16,321
Granvideo AB	561
Balance at December 31, 2013	$18,948

Amortization expense related to intangible assets for the years ended December 31, 2013 and 2012 was $1.52 million and $99 thousand, respectively. Annual amortization expense, in thousands, for intangible assets over the next five years ending December 31 is summarized as follows (in thousands):

2014	$1,325
2015	1,124
2016	959
2017	824
2018	617
Thereafter	2,219

5.           PROPERTY AND EQUIPMENT

Property and equipment consist of the following (in thousands):

	December 31,
	2013	2012
Machinery and equipment	$ 9,746	$ 5,194
Furniture and fixtures	2,230	1,129
Automobiles	550	-
Leasehold improvements	276	167
	12,802	6,490
Less: Accumulated depreciation
and amortization	8,657	5,143
	$ 4,145	$ 1,347

Depreciation expense, which includes amortization of assets under capital lease, was $1.4 million and $0.8 million in 2013 and 2012, respectively.

The value of equipment recorded under capital leases was approximately $1.0 million and $0.15 million at December 31, 2013 and 2012, respectively.

6.           ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following (in thousands):

	December 31,
	2013	2012
Accounts payable	$4,498	$1,924
Accrued salaries, and other employee benefits	1,859	529
Accrued severance	1,502	47
Accrued warranty (Note 14)	118	50
Accrued medical costs	136	197
Other	1,127	353
	$9,240	$3,100
7.           LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2013	2012
Revolving credit facilities - Europe	$ 933	$ -
Note payable - Europe	921	-
Term loans - Europe	355	-
Term loan - US	-	677
Other	95	-
	2,304	677
Less: portion due within one year	1,532	280
	$ 772	$ 397

Revolving credit facilities - Europe

As a result of the Business Combination, the Company has revolving credit facilities in Europe that total $1.3 million of which $0.9 million is outstanding at December 31, 2013. The revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods, unless notified by the lender ninety days prior to expiration. The interest rate on these revolving credit facilities is 5.95%. The revolving credit agreements are collateralized by the assets of certain European subsidiaries of the Company.

Note payable - Europe

In connection with the acquisition of Granvideo AB, by the Company's 51% owned subsidiary Sportsground AB (see Note 8 of these consolidated financial statements), the Company issued a note to the previous shareholder of Granvideo AB in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. The Company made principal payments of $0.06 million on September 1, 2013 and $0.1 million on November 15,

2013 and is required to make four equal annual principal payments of $0.26 million on December 31 from 2014 to 2017. The principal balance at December 31, 2013 was $0.9 million.

Term loans - Europe

As a result of the Business Combination, the Company also has four term loans related to its European operations that total $0.4 million. Three of the term loans require principal payments totaling $10 thousand per month and bear interest at rates that range between 7.45% and 7.75% and will mature in 2014 and 2015. The fourth term loan, which has an outstanding balance of $0.2 million, bears interest that is payable quarterly at 15%, requires no principal payments and was paid in full in January 2014.

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

In November 2013, the Company entered into a two-year $4.0 million revolving line of credit (the "Revolver") with SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. At December 31, 2013, available borrowings under the Revolver were $3.3 million but no borrowings were outstanding. The Company is also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if the Company's AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections from the Company's SVB collateral account (for receipts by wire) and SVB lockbox account (for receipts by check) to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account. At December 31, 2013, we are in compliance with our bank covenants.

The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If the Company's AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%. In connection with the Revolver, the Company was required to pay the outstanding balance on its previously outstanding term loan which was $0.4 million on the closing date. The original term loan was being repaid over 30 months and was subject to interest at Prime + 2.25% (which was 4.5% at December 31, 2013).

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

8.           BUSINESS COMBINATIONS

On May 22, 2013, Chyron and Hego completed the Business Combination which was structured as a share purchase transaction, pursuant to the terms of a stock purchase agreement (the "Stock Purchase Agreement") whereby a wholly-owned subsidiary of Chyron acquired all of the issued and outstanding shares of Hego. Pursuant to the terms of the Stock Purchase Agreement, Chyron issued 12,199,431 shares of Chyron's common stock to the former Hego stockholders. The number of shares issued was equal to 40% of the total of (i) the issued and outstanding shares of Chyron's common stock as of May 10, 2013, (ii) the shares of Chyron's common stock issuable upon the exercise of all outstanding options and restricted stock units that had an exercise price of less than or equal to $1.25 per share as of May 10, 2013, and (iii) the shares issued at the closing, which are collectively referred to as the "Outstanding Closing Shares."  In addition, upon Hego achieving certain revenue milestones during the fiscal years 2013, 2014 and 2015, the Company may issue additional shares, which are referred to as the "Earn-Out Shares" to the former Hego stockholders, such that the aggregate amount of shares of the Company's common stock issued in the transaction would equal up to 18,299,147 shares, or 50% of the total Outstanding Closing Shares and Earn-Out Shares. In connection with the Business Combination, the Company incurred $1.0 million in transaction costs that were expensed during 2013. The Company and Hego entered into the Business Combination to create a market leading company in the fields of TV graphics, data visualization and production services for 'Live' and on line news and sports production. The Company intends to broaden its range of sophisticated products and services offerings to grow in international markets.

The total purchase price of $24.6 million is comprised of 12.2 million shares of Chyron common stock (the Closing Shares) valued at $16.6 million, contingent consideration of shares of Chyron common stock (the Earn-Out Shares) valued at an estimated $7.5 million and $0.5 million in cash and other consideration. The $7.5 million represents the value of the Earn-Out Shares based on a probability-based model measuring the likelihood of achieving certain revenue milestones as detailed below, and has been recorded as a liability in the balance sheet. In connection with FASB ASC 805, Business Combinations, the fair value of the contingent consideration was established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. This adjustment could have a material impact on the Company's financial position or results of operations. In the year ended December 31, 2013 a charge of $4.8 million has been recorded in order to adjust the contingent consideration to $12.3 million, its current fair value at December 31, 2013, in the level 3 category. Based on the revenue milestones, additional shares could be issued as follows:

Revenue milestones	Additional shares
$15.5 million in 2013	2,772,598
$16.0 million in 2014	1,584,342
$16.5 million in 2015	1,742,776
Total	6,099,716

Or, alternatively, if $33.0 million
for 2013 and 2014 combined	6,099,716

At December 31, 2013, the 2013 revenue milestone has been achieved and the respective additional shares will be issued in early 2014.

The following table summarizes the allocation of the purchase price (in thousands):

Net fair value of assets acquired	$ 107
Intangible assets, net of tax	9,930
Goodwill	16,321
26,358
Deferred tax liability	(1,766)
$24,592

The Company believes that the goodwill resulting from the Business Combination reflects the unique proprietary image and player tracking technology that strengthens our product and services offerings internationally and provides access to new and existing customers. The Company believes that this goodwill will not be deductible for tax purposes.

The components of the intangible assets acquired as of December 31, 2013 are stated below (in thousands):

Definite-lived intangibles:
Customer relationships	$ 6,400
Proprietary technology	800
Other intangibles	830

Indefinite-lived intangibles:
Tradename	1,900
$ 9,930

Below are the unaudited proforma results of operations for the years ended December 31, 2013 and 2012 as if the Business Combination had occurred on January 1, 2012. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the Business Combination occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations (in thousands except per share data):

	December 31,
	2013	2012
Net sales	$53,281	$ 45,024
Net loss	(8,282)	(28,010)
Net loss per share - basic and diluted	$ (0.28)	$ (0.96)

In future periods, the combined business may incur charges to operations to reflect costs associated with integrating the two businesses that the Company cannot reasonably estimate at this time.

On September 1, 2013, Sportsground AB, a 51% owned subsidiary of the Company, purchased 100% of the equity of Granvideo AB ("Granvideo"). Granvideo is based in Sweden and operates in the high quality video broadcast market for web and TV. The purchase price was $1.04 million consisting of a note payable to the former shareholder of Granvideo with a principal amount of $1.2 million, recorded at a discounted value of $1.04 million to account for the fact that the note is not interest bearing. The Company made principal payments on the note of $0.06 million on September 1, 2013 and $0.1 million on November 15, 2013 and is required to make four equal annual principal payments of $0.26 million on December 31 from 2014 to 2017. The principal balance at December 31, 2013 was $0.9 million. The cost of the acquisition was allocated to the assets acquired and liabilities assumed based on their fair values which totaled $0.5 million, resulting in $0.5 million of goodwill. Proforma information for this transaction is not included because the results of the acquired operations would not have materially impacted the Company's consolidated operating results.

ChyronHego AB, a wholly owned subsidiary of the Company, was a beneficial owner of approximately 60% of Hego Trac AB. In October 2013, Chyron Hego AB purchased the remaining 40% of the outstanding capital stock of Hego Trac AB. Pursuant to the terms of the purchase agreement, we issued 413,324 shares of our common stock and warrants to purchase up to 206,661 shares of our common stock at $1.59 per share. The total purchase price of $0.8 million is comprised of the value of the common stock issued of $0.6 million and the value of the warrants of $0.2 million, estimated using a Black-Scholes option valuation model. In accordance with ASC 810, changes in ownership interests that do not result in a change in control are considered equity transactions. Accordingly, the difference between carrying value of the minority interest and the fair value of the consideration paid has been recorded in additional paid in capital.

9.           LONG-TERM INCENTIVE PLAN

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At December 31, 2013 there were 1.4 million shares available to be granted under the Plan. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provisions of Accounting Standards Codification Topic 718, Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. At December 31, 2013, there were no performance based awards outstanding. The fair values of the options granted during the years ended December 31, 2013 and 2012, were estimated based on the following weighted average assumptions:

	2013	2012
Expected volatility	76.87%	71.46%
Risk-free interest rate	1.78%	0.58%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.00	6.00
Estimated fair value per option granted	$1.08	$0.67

The following table presents a summary of the Company's stock options for the year ended December 31, 2013:

			Weighted
		Weighted	average
	Number	average	remaining	Aggregate
	of	exercise	contractual	intrinsic
	options	price	life (years)	value
Outstanding at January 1, 2013	4,294,273	$2.08
Granted	1,989,000	1.61
Exercised	(73,230)	0.72
Forfeited and cancelled	(215,255)	1.57
Outstanding at December 31, 2013	5,994,788	1.96	7.0	$2,904,515
Exercisable at December 31, 2013	4,056,572	2.13	5.6	$1,929,051

The aggregate intrinsic value of options exercised during the year ended December 31, 2013 and 2012 was approximately $38 thousand and $1 thousand, respectively.

The Company also grants restricted stock units, or RSUs, that entitle the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant.

The following table presents a summary of the Company's RSU activity for the year ended December 31, 2013:

		Weighted average
	Shares	grant date fair value
Nonvested at January 1, 2013	343,161	$1.76
Granted	329,164	0.81
Vested	(672,325)	1.30
Nonvested at December 31, 2013	-	0.00

On May 22, 2013, the Business Combination of Chyron and Hego, as discussed in Note 8 to these consolidated financial statements, constituted a change in control under the Company's long-term incentive plans. As a result, at the closing of the Business Combination, all outstanding awards became immediately exercisable and fully vested, without regard to any time and/or performance vesting conditions. As a result, the Company recorded a charge in 2013 of $1.3 million, representing the unamortized expense related to the vesting of such equity awards.

On May 2, 2013 the Company implemented a restructuring plan to reduce operating costs that resulted in the reduction of its workforce by 20 employees. All affected employees were provided with an adjustment in the terms of their stock options and/or RSUs that were outstanding on their termination date. Subject to a properly executed release by the affected employees, the stock option and RSU awards were amended to permit those awards to vest at their termination date regardless of performance conditions if any in the original award, and the expiration date for exercise of the stock options was extended through the end of the original term of the stock option, usually ten years from date of grant, rather than expiring ninety days after the employee's termination date as stated in the original awards. As a result, the Company recorded a charge in 2013 of approximately $0.4 million associated with the modifications of these awards.

In addition, each year the Company adopts a Management Incentive Compensation Plan (the "Incentive Plan") that entitles recipients to a combination of cash and equity awards based on achievement of certain performance and service criteria in the fiscal years for which the Incentive Plan is adopted. During the year ended December 31, 2013 the Company recorded an expense of $1.3 million associated with the awards under the Incentive Plan of which approximately 65% is payable in common stock. During 2012 no expense was recorded because no amounts were earned under the Plan.

The impact on the Company's results of operations of recording share-based compensation expense for the years ended December 31, 2013 and 2012 is as follows (in thousands):

	2013	2012
Cost of sales	$ 35	$ 75
Research and development	243	323
Selling, general and administrative	2,715	540
	$2,993	$ 938

As of December 31, 2013, there was approximately $1.7 million of total unrecognized share-based compensation cost related to stock options granted under the Company's plans to employees or for services performed by non-employees that will be recognized over the next three years.

10.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:
Net operating loss carryforwards	$ 12,074	$ 14,491
Inventory	1,856	1,769
Other liabilities	3,051	3,055
Fixed assets	2,069	440
Other temporary differences	751	589
	19,801	20,344
Less: valuation allowance	(19,745)	(20,344)
Total deferred tax assets	56	-

Deferred tax liability:
Intangibles	(1,453)	-
Other temporary differences	(13)	-
Net deferred tax liability	$ (1,410)	$ -

As reported:
Non-current deferred tax assets	$ 56	$ -
Current deferred tax liability	$ (271)	$ -
Non-current deferred tax liabilities	$ (1,195)	$ -

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2013, the gross deferred tax asset balance was $19.8 million and includes the $12.1 million tax effect of $34 million in U.S. Federal net operating loss carryforwards ("NOLs") expiring between 2018 and 2032. The Company has not recorded a deferred tax asset of approximately $1.3 million related to the NOLs resulting from the exercise of outstanding nonqualified stock options and restricted stock units which will be accounted for as a credit to additional paid in capital when realized as a reduction to income taxes payable.

Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the net operating loss carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the net operating loss carryforwards that the Company may utilize in any one year may be limited. As of December 31, 2013, the Company's net operating loss carryforwards are not limited by any such Section 382 limitations.

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. In making such assessment all available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. Significant weight is given to evidence that can be objectively verified. In fiscal 2012 we considered the fact that we had incurred a net loss during that fiscal year, in addition to the consecutive losses in recent preceding fiscal years. Also in 2012, approximately $5.6 million of federal net operating losses, which had been fully reserved in 2011 as they were not deemed to be realizable based on management's expectation at such time, expired unutilized. These negative factors, combined with uncertain near-term market and economic conditions, reduced the Company's ability to rely on its projections of future taxable income in determining whether a valuation allowance was required. Accordingly, the Company concluded that a full valuation allowance was required. The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

The components of loss before taxes for the years ended December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Domestic	$(1,162)	$(3,762)
Foreign	(6,772)	-
	$(7,934)	$(3,762)

The Company's income tax benefit (expense) for the years ended December 31, 2013 and 2012 consisted of the following (in thousands):

	2013	2012
Current:
State and foreign	$ 87	$ (38)

Deferred:
State	(21)	53
Federal	(2)	921
Foreign	93	-
	70	974
Valuation allowance	(23)	(19,475)
Income tax benefit (expense)	$ 134	$(18,539)

The effective income tax rate differed from the Federal statutory rate as follows (dollars in thousands):

	2013		2012
	Amount	%	Amount	%
Federal income tax benefit at
statutory rate	$ 2,698	34.0	$ 1,279	34.0
Permanent items:
Nondeductible mark-to-market adjustment
for contingent liability	(1,047)	(13.2)	-	-
Nondeductible share based payments	(464)	(5.8)	-	-
Nondeductible merger transaction costs	(353)	(4.4)	-	-
Other nondeductible items	(43)	(0.6)	(150)	(4.1)
Research and development credits	(133)	(1.7)	-	-
International tax rate differentials	(813)	(10.3)	(18)	(0.4)
Other	(310)	(3.7)	(175)	(4.6)
Effect of increase in valuation allowance
for deferred tax assets	599	7.4	(19,475)	(517.7)
	$ 134	1.7	$(18,539)	(492.8)

The difference between our effective income tax rate and the federal statutory rate is primarily due to transaction costs associated with our Business Combination with Hego and the mark to market adjustment for our contingent liability that will not be deductible for tax purposes and the amount of expense associated with our share-based payment arrangements which are not deductible and the portion thereof that will give rise to tax deductions.

The Company files U.S. federal income tax returns as well as income tax returns in various states and foreign jurisdictions. It may be subject to examination by the Internal Revenue Service ("IRS") for calendar years 2010 through 2013 under the normal statute of limitations. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. Generally, for state tax purposes, the Company's 2009 through 2013 tax years remain open for examination by the tax authorities under a four year statute of limitations, however, certain states may keep their review period open for six to ten years. The Company has evaluated its income tax positions and determined that no material uncertain tax positions existed at December 31, 2013. The Company does not expect a significant change in its unrecognized tax benefits within the next twelve months.

Deferred taxes have not been provided for approximately $0.9 million of undistributed earnings of foreign subsidiaries. Any undistributed earnings are expected to be permanently reinvested in our foreign operations. A deferred tax liability is recognized when we expect that we will recover those undistributed earnings in a taxable manner, such as through receipt of dividends or sale of the investments. The Company intends to permanently reinvest any undistributed earnings as the Company has cash in the U.S. and the ability to borrow funds in the U.S. if necessary. Furthermore, the Company has no plan for further repatriation. Determination of the amount of the unrecognized U.S. income tax liability on undistributed earnings is not practical because of the complexities of the hypothetical calculation. In addition, unrecognized foreign tax credit carryforwards would be available to reduce a portion of such U.S. tax liability.

11.           OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustment	Costs	Income (Loss)
January 1, 2012	$ (26)	$(1,402)	$(1,428)
Change for period	13	(1,080)	(1,067)
Amounts reclassified from
accumulated other
comprehensive income (loss)	-	170	170
December 31, 2012	(13)	(2,312)	(2,325)
Change for period	144	1,507	1,651
Amounts reclassified from
accumulated other
comprehensive income (loss)	-	253	253
December 31, 2013	$ 131	$ (552)	$ (421)

The amounts reclassified from accumulated other comprehensive income (loss) for both 2013 and 2012 were recorded as part of selling, general and administrative expenses on our Consolidated Statements of Operations.

12.           FAIR VALUE MEASUREMENTS

Financial assets and liabilities at fair value at December 31, 2013 and 2012 are classified in one of the three categories, which are described below.

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

The carrying amount of cash and cash equivalents, accounts receivables and accounts payables and other short-term financial instruments approximate their fair value due to their short-term nature. Included in cash equivalents at December 31, 2013 are $3.9 million of investments in overnight repurchase agreements which are categorized as level 2 for fair value measurement. The Company believes that borrowings outstanding under its revolvers and its term loans approximate fair value because such borrowings bear interest at current variable market rates. The Company's borrowings are categorized as level 2 for fair value measurement. The contingent consideration, resulting from the Business Combination with Hego, has been adjusted to its fair value of $12.3 million at December 31, 2013, in the level 3 category. The contingent consideration was calculated using a probability based model measuring the likelihood of achieving the revenue milestones, as defined in the Stock Purchase Agreement, and valued based on the market value of the Company's common stock. At December 31, 2013, the likelihood of achieving the revenue milestones was based on a probability level of 100% relating to the 2013 earn-out and 90% for the 2014 and 2015 earn-outs, respectively.

Additionally, on a nonrecurring basis, the Company uses fair value measures when analyzing asset impairment. Long-lived assets and certain identifiable intangible assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If it is determined such indicators are present and the review indicates that the assets will not be fully recoverable, based on undiscounted estimated cash flows over the remaining amortization periods, their carrying values are reduced to estimated fair value. Measurements based on undiscounted cash flows are considered to be level 3 inputs. During the fourth quarter of each year, the Company evaluates goodwill and indefinite-lived intangibles for impairment at the reporting unit level including, but not limited to macro-economic conditions, market and industry conditions, internal cost factors, competitive environment, share price fluctuation, results of past impairment tests and the operational stability and the overall performance of the reporting units. This measurement would be classified based on level 3 input.

The following table represents a reconciliation of items measured at fair value on a recurring basis using unobservable inputs (level 3) (in thousands):

Balance at January 1, 2013	$ -
Additions to level 3 (1)	7,500
Unrealized loss for the year - change in fair
value of contingent consideration	4,760
Balance at December 31, 2013	$12,260

(1)	Represents the initial recording of the contingent consideration from the Business Combination with Hego.

13.           BENEFIT PLANS

The Company has a domestic defined benefit pension plan (the "U.S. Pension Plan") covering certain U.S. employees meeting minimum eligibility requirements. Benefits paid to retirees are based upon age at retirement, years of credited service and average compensation. The U.S. Pension Plan was closed to new employees that joined the Company on or after October 1, 2006. Pension expense is actuarially determined using the projected unit credit method. The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA), and, subject to cash flow levels, the Company may choose to make a discretionary contribution to the U.S. Pension Plan to reduce the unfunded liability. The Company made required contributions to the U.S. Pension Plan in 2013 of $0.3 million. Based on current assumptions, the Company expects to make approximately $0.5 million in contributions during 2014. The Company uses a December 31 measurement date to determine pension benefit obligations.

Benefit plan information for the U.S. Pension Plan is as follows (in thousands):

	2013	2012
Reconciliation of projected benefit obligation:
Obligation at January 1	$ 9,479	$ 7,535
Service cost	408	482
Interest cost	384	360
Actuarial (gain)/ loss	(1,153)	1,164
Benefit payments	(679)	(62)
Curtailments	(72)	-
Obligation at December 31	$ 8,367	$ 9,479

Reconciliation of fair value of plan assets:
Fair value of plan assets at January 1	$ 5,328	$ 4,088
Actual return on plan assets	720	407
Employer contributions	283	895
Benefit payments	(679)	(62)
Fair value of plan assets at December 31	$ 5,652	$ 5,328

Funded Status:
Unfunded status at December 31	$ (2,715)	$ (4,151)

Projected benefit obligation	$ 8,367	$ 9,479
Accumulated benefit obligation	7,894	8,701
Fair value of plan assets	5,652	5,328

Amounts recognized in consolidated balance sheets:
Prior service credit	$ -	$ 7
Net loss	(1,325)	(3,093)
Accumulated other comprehensive loss	(1,325)	(3,086)

Net periodic benefit cost in excess of
accumulated contributions	(1,390)	(1,065)
Net amount recognized in consolidated balance sheet	$ (2,715)	$ (4,151)

	2013	2012
Components of net periodic pension cost:
Service cost	$ 408	$ 482
Interest cost	384	360
Expected return on plan assets	(410)	(345)
Amortization of net loss	232	203
Amortization of prior service credit	(6)	(11)
Net periodic benefit cost	608	689

Curtailment gain	(1)	-
Net periodic benefit cost after curtailment	607	689

Other changes in plan assets and benefit obligations
recognized in other comprehensive income:
Net loss	(1,463)	1,102
Amortization of net loss	(232)	(203)
Amortization of prior service cost	6	11
Curtailment (gain) loss	(72)	-
Prior service credit/(cost) received due to curtailment	1	-
Total recognized in other comprehensive (income) loss	(1,760)	910

Total recognized in net periodic benefit cost and other
comprehensive (income) loss	$(1,153)	$1,599

In 2014, the Company expects that a net loss of $55 thousand, transition asset/(obligation) of $0, and a prior service credit of $6 thousand will be amortized from accumulated other comprehensive income (loss) into net periodic pension cost.

	2013	2012
Weighted-average assumptions used to determine net periodic
benefit cost for the years ended December 31:
Discount rate	4.03%	4.61%
Expected long-term return on plan assets	7.50%	7.50%
Rate of compensation increase	(a)	(b)

Weighted-average assumptions used to determine pension
benefit obligation as of December 31:
Discount rate	4.9%	4.03%
Rate of compensation increase	(a)	(b)

(a)	0.0% in 2013, 2.0% thereafter
(b)	0.0% in 2012 and 2013, 2.0% thereafter

The assumed expected long-term rate of return on plan assets is an estimate based on the Company's plan investment guidelines which specify the Company's strategic asset allocation, historical performance for the various asset classes in its strategic allocation, and its expectations for long-term rates of return for these various asset classes. The Company recognizes that market performance varies and that its assumed expected long-term rate of return may not be meaningful during some periods. The Company re-evaluates its assumed expected long-term rate of return on plan assets annually through discussion with its plan investment manager. The Company selects that return which it believes best reflects a reasonable expected return on funds invested and to be invested to provide for the benefits included in the projected benefit obligation. The overall investment objective for the pension plan investment portfolio is to achieve the highest level of return with the least amount of risk. The Company's actual pension plan asset allocations at December 31, 2013 and 2012 are as follows:

	Target	Actual
	Allocation Range	Allocation
Asset Category	2013	2013	2012
Equity securities	60% (+/- 1 to 5%)	62%	58%
Debt securities	35% (+/- 1 to 5%)	31%	33%
Cash and cash equivalents	5% (+/- 1 to 5%)	7%	9%

The following table presents estimated future benefit payments over the next ten years (in thousands):
2014	$ 204
2015	164
2016	176
2017	377
2018	393
2019 to 2023	2,885

The amortization of gains and losses is determined by using a 10% corridor of the greater of the market-related value of assets and the projected benefit obligation. Total unamortized gains and losses in excess of the corridor are amortized into income over the average remaining future service. Prior service costs/(benefits) are amortized over the average remaining future service at the time the prior service was established. Average remaining future service as of January 1, 2013 was about 9 years.

The following table sets forth by level, within the fair value hierarchy, the U.S. Pension Plan's assets measured at fair value on a recurring basis as of December 31 (in thousands):

	2013
	Level 1	Level 2	Level 3	Total
Government and other
fixed income securities	$ 591	$1,181	$ -	$1,772

Equities	3,499	-	-	3,499
	$4,090	$1,181	$ -	$5,271

	2012
	Level 1	Level 2	Level 3	Total
Government and other
fixed income securities	$ 601	$1,158	$ -	$1,759

Equities	3,063	-	-	3,063
	$3,664	$1,158	$ -	$4,822

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of ChyronHego are eligible to participate in the 401(k) Plan. An employee may elect to contribute a percentage of his or her current compensation to the 401(k) Plan, subject to a maximum of 20% of compensation or the Internal Revenue Service annual contribution limit, whichever is less. The Company may make discretionary matching contributions of the compensation contributed by a participant. The discretionary matching contribution is two-thirds of the first 6% of qualifying compensation. The Company has the option of making the matching contributions in cash or through shares of Company common stock. Employees will vest in the matching contributions in equal increments annually over three years. During 2013 and 2012, the Company match was substantially made in the form of newly issued ChyronHego common stock. As a result, the Company issued 204 thousand and 233 thousand shares of common stock, in lieu of an aggregate cash match of $243 thousand and $288 thousand during 2013 and 2012, respectively.

Substantially all employees of the Company's foreign subsidiaries receive retirement benefits, at least to the extent required, through funds that are governed by local statutory requirements. Contributions are typically based on specified percentages of the employees' salaries.

14.           PRODUCT WARRANTY

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

	2013	2012
Balance at beginning of period	$ 50	$ 50
Provisions	170	49
Warranty services provided	(102)	(49)
	$ 118	$ 50

15.           COMMITMENTS AND CONTINGENCIES

At December 31, 2013, the Company was obligated under operating and capital leases, expiring at various dates through 2019, covering facility space and equipment as follows (in thousands):

	Operating	Capital
2014	$1,872	$ 215
2015	1,720	159
2016	1,560	43
2017	1,160
2018	1,110
thereafter	622

The operating lease contains provisions for escalations and for facility maintenance. Total rent expense was approximately $1.1 million in 2013 and $0.7 million in 2012.

The Company has severance arrangements for key and virtually all other employees of the Company that provide for payment of a portion of their salary and continuance of their benefits for their severance period, in the event they are involuntarily terminated. The severance periods range from a week to a number of months depending on the length of service and/or level of the employee within the Company. Had all such key and other covered employees been terminated at December 31, 2013, the estimated total severance and benefits would have approximated $2.2 million.

At December 31, 2013, the Company has commitments for hosting services of $1.9 million over the next three years.

The Company is not a party to any legal proceedings that it believes will have a material impact on its business, financial condition, results of operations or liquidity.

16.           DUE TO RELATED PARTIES

The balance due to related parties represents amounts that are due to certain former shareholders or employees of Hego AB that are now shareholders or employees of the Company. The balance resulted from loans to Hego AB, and dividends declared but not paid by Hego AB, prior to its merger with Chyron. Interest is accrued on the outstanding balance at the annual rate of 5.95%.

17.           SEGMENT AND GEOGRAPHIC INFORMATION

Revenues by geography are based on the country in which the end user customer resides. Geographic information about revenue and long-lived assets (excluding goodwill and intangible assets) are detailed as follows (in thousands):

	2013	2012
Revenues from external customers(1):
North America	$26,250	$21,218
Europe, Middle East and Africa (EMEA)	16,492	4,254
Latin America	3,092	2,538
Asia	1,573	2,212
	$47,407	$30,222

(1)Included in North America revenues are $25.1 million of revenues from external customers in the United States and included in EMEA revenues are $7.8 million of revenues from external customers in Sweden. No revenues from any other individual country makes up more than 10% of consolidated revenues.

Long-lived assets:
United States	$ 910	$1,347
Europe(2)	3,235	-

(2)Approximately $2.1 million and $0.9 million of long-lived assets are in Sweden and Finland, respectively. No other country holds more than 10% of long-lived assets.

Prior to the Business Combination with Hego, the Company operated as one reporting segment. As a result of the Business Combination the Company was organized, managed and internally reported as two segments in fiscal 2013. Because the Company will not evaluate performance based upon return on assets at the operating segment level, assets are not tracked internally by segment, and therefore, segment asset information is not presented.

The Company's revenues, provided by both segments, include sales of graphics products for the broadcast and sports industries. The Company's services revenues include production services, development and sales of maintenance contracts.

Operating segment data is as follows (in thousands):

	Operating income
	(loss) before	Depreciation	Operating
	depreciation and	and	income
	amortization	amortization	(loss)	Revenue
Hego	$ 1,950	$(2,095)	$ (145)	$12,961
Chyron	5,781	(818)	4,963	34,446
Corporate
(unallocated)	(12,466)	-	(12,466)	-
	$ (4,735)	$(2,913)	$ (7,648)	$47,407

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                    ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this Annual Report on Form 10-K, have concluded, that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and is accumulated and communicated to management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report is being prepared.

On May 22, 2013 the Company completed the Hego Business Combination for a purchase price of $24.6 million represented substantially by goodwill and identifiable intangible assets. Hego's operations contributed approximately $13.0 million in revenues to our consolidated financial results for the year ended December 31, 2013. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Hego was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of December 31, 2013 but we will include an assessment in the year following the date of the Business Combination.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Internal control over financial reporting is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, as a process designed by, or under the supervision of, our principal executive and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

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

Our management assessed the design and effectiveness of our internal control over financial reporting as of December 31, 2013. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in "Internal Control - Integrated Framework (1992)." Based on its assessment, management believes that as of December 31, 2013, the Company's internal control over financial reporting is effective.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information called for by this item will be presented under the captions ELECTION OF DIRECTORS and SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE, in our definitive proxy statement to be filed with the Securities and Exchange Commission in connection with our 2014 Annual Meeting of Shareholders ("Proxy Statement"), and is incorporated herein by reference in response to this item.

We have a written code of ethics for senior financial officers, including our principal executive officer, principal financial officer, principal accounting officer or controller and any other persons performing similar functions. The code of ethics is available on the Investor Relations section of our website under the heading "Investors" at www.chyronhego.com. In addition, the Company will provide to any person, without charge, a copy of such code of ethics, upon written request to: Corporate Secretary, ChyronHego Corporation, 5 Hub Drive, Melville, NY 11747.

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

(a)(1) and (2)

See Index to Consolidated Financial Statements on page 42 at Item 8 to this Annual Report on Form 10-K. Other financial statement schedules have not been included because they are not applicable or the information is included in the financial statements or notes thereto.

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

3.5
Amended and Restated By-Laws of ChyronHego Corporation (previously filed as Exhibit 3.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 14, 2013 (File No. 001-09014) and incorporated herein by reference).

10.1*
Indemnification Agreement between Chyron Corporation and Christopher R. Kelly effective as of August 30, 1999 (previously filed as Exhibit 10(f) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2002 (File No. 000-05110) and incorporated herein by reference).

10.2*
Indemnification Agreement between Chyron Corporation and Michael Wellesley-Wesley effective as of November 19, 1996 previously filed as Exhibit 10(xx) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1996 (File No. 001-09014) and incorporated herein by reference).

10.3*
Indemnification Agreement between Chyron Corporation and Michael Wheeler effective as of February 1, 2006( previously filed as Exhibit 10(g) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference).

10.4*
Indemnification Agreement between Chyron Corporation and Peter Frey effective as of May 14, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference).

10.5*
Indemnification Agreement between Chyron Corporation and Roger L. Ogden effective as of May 14, 2008 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference).

10.6*
Indemnification Agreement between Chyron Corporation and Robert A. Rayne effective as of May 14, 2008 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on May 20, 2008 (File No. 001-09014) and incorporated herein by reference).

10.7*
Indemnification Agreement between Chyron Corporation and Susan Clark-Johnson effective as of March 10, 2010 (previously filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2009 (File No. 001-09014) and incorporated herein by reference).

10.8*
Indemnification Agreement between Chyron Corporation and Dawn Johnston effective as of April 3, 2002 (previously filed as Exhibit 10(i) to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2007 (File No. 001-09014) and incorporated herein by reference).

10.9*
Indemnification Agreement between Chyron Corporation and Kathleen Power effective as of November 6, 2012 (previously filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-09014) and incorporated herein by reference).

10.10*	Indemnification Agreement between ChyronHego Corporation and Johan Apel effective as of May 22, 2013.**
10.11*	Indemnification Agreement between ChyronHego Corporation and Henrik Sundberg effective as of May 22, 2013.**
10.12*
Employment Agreement by and between Chyron Corporation and Kathleen Power effective as of March 7, 2012 (previously filed as Exhibit 10.11 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2012 (File No. 001-09014) and incorporated herein by reference).

10.13*
Employment Agreement by and between Chyron Corporation and Michael Wellesley-Wesley effective as of May 23, 2012 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 29, 2012 (File No. 001-09014) and incorporated herein by reference).

10.14*
Employment Agreement between ChyronHego Corporation and Johan Apel, dated as of May 23, 2013 (previously filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-09014) and incorporated herein by reference).

10.15*
Employment Agreement between ChyronHego Corporation and Kevin Prince, dated as of May 23, 2013 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-09014) and incorporated herein by reference).

10.16*
Employment Agreement between ChyronHego Corporation and Soren Kjellin, dated as of May 23, 2013 (previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-09014) and incorporated herein by reference).

10.17*
Change in Control Agreement between Michael Wellesley-Wesley and Chyron Corporation effective May 23, 2012 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on May 29, 2012 (File No. 001-09014) and incorporated herein by reference).

10.18*
Amended and Restated Change in Control Agreement by and between Chyron Corporation and Michael Wellesley-Wesley dated November 19, 2012 (previously filed as Exhibit 10.3 to the Registrant's Current Report on Form 8-K filed with the Commission on November 20, 2012 (File No. 001-09014) and incorporated herein by reference).

10.19*
Separation Agreement between the Company and Michael Wellesley-Wesley dated November 7, 2013 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 13, 2013 (File No. 001-09014) and incorporated herein by reference).

10.20*
Change in Control Agreement between Chyron Corporation and Jerry Kieliszak dated November 19, 2012 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on November 20, 2012 (File No. 001-09014) and incorporated herein by reference).

10.21*
Terms of Severance Agreement between Chyron Corporation and Jerry Kieliszak dated November 19, 2012 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on November 20, 2012 (File No. 001-09014) and incorporated herein by reference).

10.22*
Separation Agreement between the Company and Jerry Kieliszak dated December 16, 2013 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on December 16, 2013 (File No. 001-09014) and incorporated herein by reference).

10.23*
Chyron Corporation 1999 Incentive Compensation Plan (previously filed as Exhibit 1 to the Registrant's Definitive Proxy Statement on Schedule 14A filed with the Commission on April 7, 1999 (SEC File No. 000-05110) and incorporated herein by reference).

10.24*
Chyron Corporation 2008 Long-Term Incentive Plan approved on May 14, 2008 and amended on May 19, 2010 (previously filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 25, 2010 (File No. 001-09014) and incorporated herein by reference).

10.25*
Chyron Corporation's 2008 Long Term Incentive Plan, as amended (incorporated by reference to Chyron's Proxy Statement on Schedule 14A filed with the SEC on April 17, 2013 (File No. 01-09014) (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on May 29, 2013 (File No. 001-09014) and incorporated herein by reference).

10.26*
Chyron Corporation Employees Severance Plan amended August 9, 2006 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 14, 2006 (File No. 001-09014) and incorporated herein by reference).

10.27
Loan and Security Agreement between Silicon Valley Bank and Chyron Corporation dated as of June 19, 2008 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 23, 2008 (File No. 001-09014) and incorporated herein by reference).

10.28
First Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated April 16, 2009 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on June 18, 2009 (File No. 001-09014) and incorporated herein by reference).

10.29
Second Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated June 18, 2009 (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on June 18, 2009 (File No. 001-09014) and incorporated herein by reference).

10.30
Third Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 24, 2010 and effective as of March31, 2010 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 30, 2010 (File No. 001-09014) and incorporated herein by reference).

10.31
Fourth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 24, 2011 and effective as of March 30, 2011 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 25, 2011 (File No. 001-09014) and incorporated herein by reference).

10.32
Fifth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated December 28, 2011 and effective as of December 31, 2011 (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 4, 2012 (File No. 001-09014) and incorporated herein by reference).

10.33
Sixth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated August 13, 2012 (previously filed as exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 16, 2012 (File No. 001-09014) and incorporated herein by reference).

10.34
Seventh Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated March 1, 2013 (previously filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2013 (File No. 001-09014) and incorporated herein by reference).

10.35
Eighth Loan Modification Agreement between Silicon Valley Bank and Chyron Corporation dated August 5, 2013 (previously filed as Exhibit 10.4 to the Registrant's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2013 (File No. 001-09014) and incorporated herein by reference).

10.36
Amended and Restated Loan and Security Agreement between ChyronHego Corporation, Chyron Holders, Inc. and Chyron International Corporation and Silicon Valley Bank, dated November 12, 2013 (previously filed as exhibit 10.1 to the Registrant's Annual Report on Form 8-K filed with the commission on November 18, 2013 (File No. 001-09014) and incorporated herein by reference).

10.37
Second Amendment to Lease by and between Rechler Equity B-1 LLC and Chyron Corporation dated January 20, 2009 (previously filed as exhibit 10.29 to the Registrant's Annual Report on Form 10-K filed with the commission on March 25, 2009 (File No. 001-09014) and incorporated herein by reference).

10.38*
Form of Restricted Stock Unit Award under the Chyron Corporation 2008 Long-Term Incentive Plan (previously filed as Exhibit 10.1 the Registrant's Current Report on Form 8-K filed with the Commission on November 13, 2009 (File No. 001-09014) and incorporated herein by reference).

10.39*
Chyron Corporation Non-Employee Director Compensation Policy (previously filed as exhibit 10.30 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-09014) and incorporated herein by reference).

10.40*
2012 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on March 13, 2012 (File No. 001-09014) and incorporated herein by reference).

10.41*
2013 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on January 15, 2013 (Filed No. 001-09014) and incorporated herein by reference).

10.42*
Second Half of 2013 Management Incentive Compensation Plan (previously filed as Exhibit 10.1 to the Registrant's Current Report on Form 8-K filed with the Commission on August 12, 2013 (Filed No. 001-09014) and incorporated herein by reference).

10.43*
2014 Management Incentive Compensation Plan (previously filed as Exhibit 10.2 to the Registrant's Current Report on Form 8-K filed with the Commission on December 16, 2013 (Filed No. 001-09014) and incorporated herein by reference).

10.44*
Form of Restricted Stock Unit Award Cancellation Agreement under the Chyron Corporation 2008 Long-Term Incentive Plan Policy (previously filed as exhibit 10.32 to the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2011 (File No. 001-09014) and incorporated herein by reference).

21.1	Subsidiaries of the Registrant.**
23.1	Consent of BDO USA, LLP **
31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.**
32	Certifications of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**
101
The following materials from ChyronHego Corporation's Annual Report on Form 10-K for the year ended December 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheets, (ii) the Consolidated Statements of Operations, (iii) the Consolidated Statements of Comprehensive Loss, (iv) the Consolidated Statements of Cash Flows, (v) the Consolidated Statements of Shareholders' Equity, and (vi) Notes to Consolidated Financial Statements.

*	Management contract or compensatory plan or arrangement.
**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHYRONHEGO CORPORATION

Date: March 14, 2014	/s/ Johan Apel
Johan Apel
President and Chief Executive Officer
(Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated below on the dates indicated.

Signature	Title	Date

/s/ Johan Apel	President and Chief Executive Officer	March 14, 2014
Johan Apel	(Principal Executive Officer)

/s/ Dawn R. Johnston	Interim Chief Financial Officer	March 14, 2014
Dawn R. Johnston	(Principal Financial Officer)

/s/ Roger L. Ogden	Chairman of the Board of Directors	March 14, 2014
Roger L. Ogden

/s/ Susan Clark-Johnson	Director	March 14, 2014
Susan Clark-Johnson

/s/ Peter F. Frey	Director	March 14, 2014
Peter F. Frey

/s/ Christopher R. Kelly	Director	March 14, 2014
Christopher R. Kelly

/s/ Robert A. Rayne	Director	March 14, 2014
Robert A. Rayne

/s/ Henrik Sundberg	Director	March 14, 2014
Henrik Sundberg

/s/ Michael C. Wheeler	Director	March 14, 2014
Michael C. Wheeler

/s/ Michael Wellesley-Wesley	Director	March 14, 2014
Michael Wellesley-Wesley