Form 10-Q
period 2014-03-31
ChyronHego Corp
filed 2014-05-13
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

For the quarterly period ended March 31, 2014

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on May 7, 2014 was 35,531,124.

CHYRONHEGO CORPORATION

INDEX

PART I	FINANCIAL INFORMATION	Page

Item 1.	Financial Statements
	Consolidated Balance Sheets as of March 31, 2014 (unaudited) and
	December 31, 2013	3

	Consolidated Statements of Operations for the Three Months
	ended March 31, 2014 and 2013 (unaudited)	4

	Consolidated Statements of Comprehensive Income (Loss) for the
	Three Months ended March 31, 2014 and 2013 (unaudited)	5

	Consolidated Statements of Cash Flows for the Three Months
	ended March 31, 2014 and 2013 (unaudited)	6

	Notes to Consolidated Financial Statements (unaudited)	7

Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	19

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	24

Item 4.	Controls and Procedures	24

PART II	OTHER INFORMATION

Item 1.	Legal Proceedings	25

Item 1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	25

Item 3.	Defaults Upon Senior Securities	25

Item 4.	Mine Safety Disclosures	25

Item 5.	Other Information	25

Item 6.	Exhibits	26

PART I   FINANCIAL INFORMATION
Item 1.    Financial Statements
CHYRONHEGO CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	March 31,	December 31,
Assets	2014	2013
Current assets:
Cash and cash equivalents	$3,988	$5,266
Accounts receivable, net	9,009	7,781
Inventories, net	2,747	2,816
Prepaid expenses and other current assets	2,226	2,525
Total current assets	17,970	18,388

Property and equipment, net	4,209	4,145
Intangible assets, net	8,637	8,968
Goodwill	18,948	18,948
Deferred tax asset	77	56
Other assets	141	147
TOTAL ASSETS	$49,982	$50,652

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,418	$9,240
Deferred revenue	4,359	4,660
Short-term debt	1,578	1,532
Due to related parties	727	716
Current portion of pension liability	472	518
Deferred tax liability	260	271
Capital lease obligations	190	215
Total current liabilities	16,004	17,152

Contingent consideration	8,328	12,260
Pension liability	2,330	2,197
Deferred revenue	841	923
Long-term debt	763	772
Deferred tax liability	962	1,195
Other liabilities	628	686
Total liabilities	29,856	35,185

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 34,059,219 at March 31, 2014
and 30,788,251 at December 31, 2013	341	308
Additional paid-in capital	111,469	103,642
Accumulated deficit	(91,485)	(88,243)
Accumulated other comprehensive loss	(405)	(421)
Total ChyronHego Corporation shareholders' equity	19,920	15,286
Non controlling interests	206	181
Total shareholders' equity	20,126	15,467
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$49,982	$50,652

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands, except per share amounts)
(Unaudited)

	2014	2013

Product revenues	$5,781	$5,974
Service revenues	6,840	2,043
Total revenues	12,621	8,017

Cost of sales	4,885	2,295
Gross profit	7,736	5,722

Operating expenses:
Selling, general and administrative	6,111	4,751
Research and development	2,178	1,780
Change in fair value of contingent consideration	2,556	-
Total operating expenses	10,845	6,531

Operating loss	(3,109)	(809)

Interest expense, net	(126)	(14)

Other loss, net	(70)	(83)

Loss before taxes	(3,305)	(906)

Income tax benefit (expense), net	88	(11)

Net loss	(3,217)	(917)

Less: Net income attributable to non-controlling interests	25	-

Net loss attributable to ChyronHego shareholders	(3,242)	$(917)

Net loss per share attributable to ChyronHego
shareholders - basic	$(0.10)	$(0.05)

Net loss per share attributable to ChyronHego
shareholders - diluted	$(0.10)	$(0.05)

Weighted average shares outstanding:
Basic	31,118	17,362
Diluted	31,118	17,362

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)

(Unaudited)

	2014	2013

Net loss	$(3,217)	$(917)

Other comprehensive income (loss):

Cumulative translation adjustment	16	(20)

Comprehensive loss	(3,201)	(937)

Less: Comprehensive income attributable to
non-controlling interest	25	-

Comprehensive loss attributable to ChyronHego
Corporation	$(3,226)	$(937)

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31, 2014 AND 2013
(In thousands)
(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(3,217)	$(917)
Adjustments to reconcile net loss to net cash used in
operating activities:
Depreciation and amortization	733	187
Deferred tax asset allowance	(67)	353
Deferred income tax benefit	(197)	(353)
Share-based payment arrangements	290	340
Shares issued for 401(k) match	52	70
Change in fair value of contingent consideration	2,556	-
Other	100	(130)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(1,235)	19
Inventories	69	188
Prepaid expenses and other assets	300	(128)
Accounts payable and accrued expenses	34	348
Deferred revenue	(382)	(209)
Other liabilities	77	210
Net cash used in operating activities	(887)	(22)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment	(539)	(72)
Net cash used in investing activities	(539)	(72)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from revolving credit facilities, net	302	-
Repayments on debt	(282)	(70)
Proceeds from borrowings	10	-
Payments on capital lease obligations	(63)	(10)
Proceeds from exercise of stock options	178	-
Net cash provided by (used in) financing activities	145	(80)

Effect of exchange rates on cash and cash equivalents	3	-

Change in cash and cash equivalents	(1,278)	(174)
Cash and cash equivalents at beginning of period	5,266	2,483
Cash and cash equivalents at end of period	$3,988	$2,309

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued in settlement of contingent consideration	$6,488	-
Common stock issued in settlement of awards under the
Management Incentive Compensation Plan and
Severance Agreements	846	-

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

In the opinion of management of the Company, the unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of March 31, 2014 and the consolidated results of its operations, its comprehensive income (loss) and its cash flows for the periods ended March 31, 2014 and 2013. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions, allocations of purchase price, contingent consideration, valuation of intangible assets and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 figures included herein were derived from such audited consolidated financial statements.

Recent Accounting Pronouncements

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2014-08, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for periods beginning after December 15, 2014. The implementation of the amended guidance is not expected to have a material impact on the Company's consolidated financial statements.

In July 2013, the FASB issued ASU 2013-11, which provides that an unrecognized tax benefit, or a portion thereof, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except to the extent that a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date to settle any additional income taxes that would result from disallowance of a tax position, or the tax law does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, in which case the unrecognized tax benefit should be presented as a liability. This standard is effective for fiscal years beginning after December 15, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

In March 2013, the FASB issued ASU 2013-05, which addresses the accounting for a cumulative translation adjustment when a parent either sells a part or all of its investment in a foreign entity or no longer holds a controlling financial interest in a subsidiary or group of assets that is a nonprofit activity or a business within a foreign entity. The standard is effective for fiscal years beginning after December 15, 2013. The Company's adoption of this standard did not have a significant impact on its consolidated financial statements.

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

The Company recorded net losses for the three months ended March 31, 2014 and 2013. Potential common shares are anti-dilutive in periods in which the Company records a net loss because they would reduce the respective period's net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share. As a result, net diluted loss per share was equal to basic net loss per share in all periods presented.

Shares excluded from the calculation are as follows (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Weighted average shares which are not included
in the calculation of diluted earnings (loss)
per share because their impact is anti-dilutive:
Stock options	1,189	3,003
Restricted stock units	-	120

2.           LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At March 31, 2014 there were 0.5 million shares available to be granted under the Plan. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provisions of FASB Accounting Standards Codification ("ASC") Topic 718, Stock Compensation, all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. The fair values of the options granted during the three months ended March 31, 2014 and 2013, were estimated based on the following weighted average assumptions:

	Three Months
	Ended March 31,
	2014	2013
Expected volatility	78.39%	76.23%
Risk-free interest rate	2.00%	1.06%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Estimated fair value per option granted	$1.86	$0.87

The following table presents a summary of the Company's stock option activity for the three months ended March 31, 2014:

Number of
Options
Outstanding at January 1, 2014	5,994,788
Granted	495,000
Exercised	(241,627)
Forfeited and cancelled	(7,655)
Outstanding at March 31, 2014	6,240,506

The Company also grants restricted stock units, or RSUs, each of which entitles the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. The following table presents a summary of the Company's RSU activity for the three months ended March 31, 2014:

Shares
Nonvested at January 1, 2014	-
Granted	125,803
Nonvested at March 31, 2014	125,803

The Company amortizes share-based compensation expense over the vesting period on a straight line basis. The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Cost of sales	$24	$17
Research and development	98	87
Selling, general and administrative	168	236
	$290	$340

3.           INVENTORIES

Inventories, net are comprised of the following (in thousands):

	March 31,	December 31,
	2014	2013
Finished goods	$473	$539
Work-in-progress	159	310
Raw material	2,115	1,967
	$2,747	$2,816

4.           LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2014	2013
Revolving credit facilities - Europe	$1,232	$933
Note payable - Europe	934	921
Term loans - Europe	82	355
Other	93	95
	2,341	2,304
Less: portion due within one year	1,578	1,532
	$763	$772

Revolving credit facilities - Europe

We have revolving credit facilities associated with our European operations that total $1.3 million of which $1.2 million is outstanding at March 31, 2014. The revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods, unless notified by the lender ninety days prior to expiration. The interest rate on these revolving credit facilities is 5.95%. The revolving credit agreements are collateralized by the assets of certain European subsidiaries of the Company.

Note payable - Europe

In connection with the acquisition of Granvideo AB in 2013, the Company issued a note to the previous shareholder of Granvideo in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. The Company made principal payments of $0.06 million on September 1, 2013 and $0.1 million on November 15, 2013, and is required to make four equal annual payments of $0.26 million on December 31 from 2014 to 2017. The principal balance at March 31, 2014 was $0.9 million.

Term loans - Europe

In addition, we have two term loans with European lenders that total $0.1 million. These term loans require principal payments totaling $8 thousand per month and bear interest at rates that range between 7.45% and 7.75% and will mature in 2014 and 2015.

Revolving line of credit - US

In November 2013, the Company entered into a two-year $4 million revolving line of credit (the "Revolver") with SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. At March 31, 2014, available borrowings under the Revolver were $3.4 million but no borrowings were outstanding. The Company is also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if the Company's AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account.

The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If the Company's AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%. In connection with the Revolver, the Company was required to pay the outstanding balance on its previously outstanding term loan which was $0.4 million on the closing date. The original term loan was being repaid over 30 months and was subject to interest at Prime + 2.25% .

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

5.           BENEFIT PLANS

The net periodic benefit cost relating to the Company's U.S. Pension Plan is as follows (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Service cost	$82	$146
Interest cost	101	90
Expected return on plan assets	(107)	(100)
Amortization of net loss	14	66
Amortization of prior service cost	(2)	(2)
	$88	$200

The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, the Company may choose to make a discretionary contribution to its pension plan to reduce the unfunded liability. In the first quarter of 2014, the Company was not required to make any contributions to its pension plan. However, based on current assumptions, the Company expects to make required contributions of $0.5 million in the next twelve months.

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. The Company may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the three months ended March 31, 2014 and 2013, the Company issued 22 thousand and 97 thousand shares of common stock in connection with the Company match for the 401(k) Plan in lieu of an aggregate cash match of $52 thousand and $70 thousand, respectively.

Substantially all employees of the Company's foreign subsidiaries receive retirement benefits, at least to the extent required by law, through funds that are governed by local statutory requirements. Contributions are typically based on specified percentages of the employees' salaries.

6.           PRODUCT WARRANTY

The Company provides product warranties for its various products, typically for one year. Liabilities for the estimated future costs of repair or replacement are established and charged to cost of sales at the time the sale is recognized. The Company established its reserve based on historical data, taking into consideration specific product information. The following table sets forth the changes in the warranty reserve (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Balance at beginning of period	$118	$50
Provisions	113	29
Warranty services provided, net	(63)	(24)
	$168	$55

7.           INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	March 31,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$12,210	$12,074
Inventory	1,855	1,856
Other liabilities	2,967	3,051
Fixed assets	2,007	2,069
Other temporary differences	716	751
	19,755	19,801
Less: valuation allowance	(19,678)	(19,745)
Total deferred tax assets	77	56

Deferred tax liability:
Intangibles	(1,385)	(1,453)
Other temporary differences	163	(13)
Net deferred tax liability	$(1,145)	$(1,410)

As reported:
Non-current deferred tax assets	$77	$56
Current deferred tax liability	$(260)	$(271)
Non-current deferred tax liability	$(962)	$(1,195)

    Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At March 31, 2014, the gross deferred tax balance was $19.8 million and includes the $12 million tax effect of $34 million in U.S. Federal net operating loss carryforwards ("NOLs") expiring between 2018 and 2032. The Company has not recorded a deferred tax asset of approximately $1.3 million related to the NOLs resulting from the exercise of disqualifying stock options and restricted stock units which will be accounted for as a credit to additional paid in capital when realized as a reduction to income taxes payable.

Sections 382 and 383 of the Internal Revenue Code, and similar state regulations, contain provisions that may limit the net operating loss and tax credit carryforwards available to be used to offset income in any given year upon the occurrence of certain events, including changes in the ownership interests of significant stockholders. In the event of a cumulative change in ownership in excess of 50% over a three-year period, the amount of the net operating loss carryforwards that the Company may utilize in any one year may be limited. As of March 31, 2014, the Company's net operating loss and tax credit carryforwards are not limited by any such limitations under Sections 382 and 383.

In addition, there are no undistributed net earnings for the Company's foreign subsidiaries, and accordingly no related deferred taxes.

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. All available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. As of March 31, 2014 and December 31, 2013, using that standard, the Company concluded that a full valuation allowance was required for its U.S. and state deferred tax assets. As of March 31, 2014 the unreserved balance of $77 thousand relates to certain foreign deferred tax assets. The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

The components of the provision for income tax benefit (expense), net are as follows for the periods ended (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Current:
State and foreign	$(176)	$(11)

Deferred:
State	(4)	10
Federal	(75)	343
Foreign	276	-
	197	353

Change in valuation allowance	67	(353)

Income tax benefit (expense)	$88	$(11)

The difference between the Company's effective income tax rate and the federal statutory rate is primarily due to the mark to market adjustment for our contingent liability that will not be deductible for tax purposes, the amount of expense associated with the Company's share-based payment arrangements which is also not deductible and international tax rate differences.

8.           BUSINESS COMBINATION

On May 22, 2013, Chyron and Hego completed the Business Combination whereby a wholly-owned subsidiary of Chyron acquired all of the issued and outstanding shares of Hego for a total purchase price of $24.6 million. The Company and Hego entered into the Business Combination to create a market leading company in the fields of TV graphics, data visualization and production services for 'Live' and on line news and sports production.

The total purchase price of $24.6 million is comprised of 12.2 million shares of Chyron common stock valued at $16.6 million, contingent consideration of shares of Chyron common stock (the Earn-Out Shares) valued at an estimated $7.5 million and $0.5 million in cash and other consideration. The $7.5 million represents the value of the Earn-Out Shares based on a probability-based model measuring the likelihood of achieving certain revenue milestones as detailed below, and has been recorded as a liability in the balance sheet. In connection with FASB ASC 805, Business Combinations, the fair value of the contingent consideration was established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. This adjustment has had a material impact on the Company's financial position or results of operations and will continue to impact the Company until all contingencies have been settled. In the quarter ended March 31, 2014 a charge of $2.6 million has been recorded in order to adjust the contingent consideration to $8.3 million, its current fair value at March 31, 2014, in the level 3 category. Based on the revenue milestones, additional shares could be issued as follows:

Revenue milestones	Additional shares

$15.5 million in 2013	2,772,598
$16.0 million in 2014	1,584,342
$16.5 million in 2015	1,742,776
Total	6,099,716

Or, alternatively, if $33.0 million
for 2013 and 2014 combined	6,099,716

At December 31, 2013, the 2013 revenue milestone was achieved and 2,772,598 additional shares were issued in March 2014 at a stock price of $2.34 per share.

The following table summarizes the allocation of the purchase price (in thousands):

Net fair value of assets acquired	$107
Intangible assets, net of tax	9,930
Goodwill	16,321
26,358
Deferred tax liability	(1,766)
$24,592

The components of the intangible assets acquired are stated below (in thousands):

Definite-lived intangibles:
Customer relationships	$6,400
Proprietary technology	800
Other intangibles	830

Indefinite-lived intangibles:
Tradename	1,900
$9,930

9.           INTANGIBLE ASSETS

The following is a schedule of intangible assets, net (in thousands):

	March 31,	December 31,
	2014	2013
Definite-lived intangibles:
Customer relationships	$4,775	$5,058
Tradenames	933	951
Proprietary technology	988	1,017
Domain name and related website	41	42
	6,737	7,068
Indefinite-lived intangibles:
Tradename	1,900	1,900
	$8,637	$8,968

Amortization expense was $0.3 million and $0.02 million for the three months ended March 31, 2014 and 2013, respectively.

10.           OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):
	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustment	Costs	Income (Loss)
January 1, 2014	$131	$(552)	$(421)
Change for period	16	-	16
Amounts reclassed from accumulated
other comprehensive income (loss)	-	-	-
March 31, 2014	$147	$(552)	$(405)

11.           DUE TO RELATED PARTIES

The balance due to related parties represents amounts that are due to certain former shareholders or employees of Hego AB that are now shareholders or employees of the Company. The balance resulted from loans to Hego AB, and dividends declared but not paid by Hego AB, prior to its merger with Chyron. Interest is accrued on the outstanding balance at the annual rate of 5.95%.

12.           SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the Business Combination with Hego, the Company operated as one reporting segment. As a result of the Business Combination the Company manages its business primarily on a geographic basis. The Company's two reportable operating segments consist of the Americas and EMEA (Europe, Middle East and Africa). The Americas segment includes both North and Latin America, as well as Asia. The Company's chief operating decision maker evaluates performance of the segments based on revenues, and operating income (loss). Unallocated corporate amounts are deemed by the Company as administrative, oversight costs, not managed by the segment managers. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Operating segment data is as follows (in thousands):

Three Months Ended
March 31, 2014
Revenues:
Americas	$8,052
EMEA	4,569
$12,621

Operating income (loss):
Americas	$1,080
EMEA	(714)
Unallocated corporate expense	(3,475)
$(3,109)

13.           SUBSEQUENT EVENTS

On April 5, 2014, the Company entered into a share purchase agreement ("Share Purchase Agreement A") with Metaphor AS ("Metaphor") and the stockholders of Metaphor, pursuant to which the Company will acquire all of the issued and outstanding shares of Metaphor and its wholly owned subsidiaries WeatherOne AS and WeatherOne Limited (collectively referred to as "WeatherOne"). WeatherOne is a leading provider of weather forecast solutions for broadcast and digital media based in Oslo, Norway. The acquisition of Metaphor and WeatherOne is referred to as the WeatherOne Transaction.

Share Purchase Agreement A provides for a purchase price of $3.8 million plus warrants to purchase ChyronHego common stock ("common stock") equal to 30% of the purchase price. The $3.8 million in purchase price shall be paid at closing in cash and shares of common stock equal to 17.5% and 82.5%, respectively, of the purchase price.

Consummation of the WeatherOne Transaction is subject to a number of customary conditions and is expected to close on or about July 1, 2014, subject to satisfaction or waiver of all conditions.

Also on April 5, 2014, the Company entered into a share purchase agreement ("Share Purchase Agreement B") with Zxy Sport Tracking AS ("Zxy"), and the stockholders of Zxy, pursuant to which the Company will acquire 67% of the issued and outstanding shares of Zxy. Zxy is a Norwegian-based provider of transponder-based sports tracking technology. The acquisition of Zxy is referred to as the Zxy Transaction.

Share Purchase Agreement B provides for a purchase price of $3.78 million plus warrants to purchase common stock. The $3.78 million in purchase price shall be paid at closing in 1,374,545 shares of common stock and 549,818 warrants. Each warrant shall give the holder the right to purchase one share of common stock at a price of $2.75 for a three year period from the date of closing.

In addition, stockholders of Zxy will be entitled to a 15% earn-out, payable in cash, based on net revenues from all sales of Zxy products and services from the closing date through December 31, 2018 up to $3.0 million. If and when $3.0 million in earn-out has been achieved, the rate shall be reduced to 7.5% for the remainder of the earn-out period. The stockholders are entitled to a guaranteed minimum amount of earn-out of $110,000 in each of 2014, 2015 and 2016.

The closing of the Zxy Transaction took place on April 30, 2014.

Item 2.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as "believe," "could," "plan," "may," "expect," "intend," "continue," "estimate," "likely," "will," "target," "strategy," "goal" and similar expressions.

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including, but not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified scientific, technical and business personnel; our ability to expand our Axis online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our Axis online graphics services, workflow and asset management solutions; our ability to integrate the business of Chyron and Hego; our ability to grow sales and profits from our Hego products and services; our ability to develop new Hego products and services; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; competitors with significantly greater financial resources; new product and service introductions by competitors; challenges associated with expansion into new markets; our ability to integrate Zxy's business into our business; our ability to complete the WeatherOne Transaction and other factors set forth in Part I, Item 1A, entitled "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), as well as any updates or modifications to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Those factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law.

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

The results of operations include the operating results of Hego since completion of the business combination on May 22, 2013. The combination of these two companies is referred to as the "Business Combination."

Results of Operations for the Three Months Ended March 31, 2014 and 2013

Net sales. Revenues for the quarter ended March 31, 2014 were $12.6 million, an increase of $4.6 million, or 57%, from the $8.0 million reported in the quarter ended March 31, 2013.
Revenues by type, for the three month periods are as follows (dollars in thousands):

	Three Months
	Ended March 31,
		% of		% of
	2014	Total	2013	Total
Product	$5,781	46%	$5,974	75%
Services	6,840	54%	2,043	25%
	$12,621		$8,017

In the quarter ended March 31, 2014 our product sales were down slightly compared to the quarter ended March 31, 2013. In the same period our services revenues grew $4.8 million, primarily due to the contribution of services from the Business Combination with Hego.

Gross profit.  Gross margins for the quarters ended March 31, 2014 and 2013 were 61% and 71%, respectively. The decrease in the gross margin percentage is primarily attributable to product mix. As services become a greater component of revenues we expect our margins to decline because our products carry a higher gross margin than our services. In addition, we incurred higher than anticipated costs in connection with our investment in contracts with European soccer leagues. Absent the effect of product mix, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Sales and marketing	$4,783	$2,879
General and administrative	1,328	1,872
	$6,111	$4,751

The increase of $1.9 million in sales and marketing expenses ("S&M") in the three month period ended March 31, 2014, as compared to the same period in 2013, is primarily attributable to the incremental costs from our Business Combination with Hego which includes amortization of acquired intangible assets of $0.3 million.

The decrease in general and administrative ("G&A") expenses in the three months ended March 31, 2014 is due to the merger transaction costs incurred in 2013 of $0.7 million and cost savings from the 2013 workforce reduction of $0.1 million, offset by the incremental G&A costs from our Business Combination with Hego of approximately $0.3 million.

Research and development expenses.  Research and development ("R&D") expenses were $2.2 million in the quarter ended March 31, 2014 compared to $1.8 million in the quarter ended March 31, 2013. The net increase was a result of the additional R&D costs resulting from the Business Combination with Hego of approximately $0.8 million, offset by the cost savings from the 2013 workforce reduction.

Change in fair value of contingent consideration. In connection with the Business Combination with Hego, a portion of the purchase price consisted of contingent consideration of shares of ChyronHego common stock. The fair value of any contingent consideration was established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. In the three months ended March 31, 2014 a net charge of $2.6 million has been recorded in order to adjust the contingent consideration to $8.3 million, its current fair value at March 31, 2014.

Interest expense, net. Interest expense increased in the three months ended March 31, 2014 as compared to the same period in 2013. This is due to the addition of interest expense associated with the additional long-term debt that we assumed from Hego in the Business Combination.

Other loss, net.  The components of other loss, net are as follows (in thousands):

	Three Months
	Ended March 31,
	2014	2013
Foreign exchange transaction gain (loss)	$3	$(82)
Loss on disposal of fixed assets	(74)	-
Other	1	(1)
	$(70)	$(83)

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to international transactions. However, we believe that this risk is not material to our near-term financial position or results of operations. This exposure has increased due to our Business Combination with Hego, as a result of which a larger percentage of the Company's business is transacted in foreign currencies.

Income tax benefit (expense), net. In the three months ended March 31, 2014 we recorded an income tax benefit of $0.09 million. In the three months ended March 31, 2013 we recorded an income tax expense of $0.01 million. The difference between our effective income tax rate and the federal statutory rate is primarily due to the mark to market adjustment for the contingent liability associated with the Business Combination that will not be deductible for tax purposes, the amount of expense associated with our share-based payment arrangements which is also not deductible and international tax rate differences.

Liquidity and Capital Resources

At March 31, 2014, we had cash and cash equivalents on hand of $4.0 million and working capital of $2.0 million. In the first three months of 2014 our cash was used primarily to fund acquisitions of property and equipment of $0.5 million in connection with our services to provide several European soccer leagues with real-time digital sports data systems and to purchase a new trade show booth for our participation at NAB 2014. Also, we experienced an increase in accounts receivable for amounts not yet due based on customer payment terms.

During the first quarter of 2014 there were no required contributions for our pension plan based on current assumptions. However, we expect to make contributions of $0.5 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $5.7 million at March 31, 2014 and December 31, 2013. Our investment strategy has been consistent in recent years and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

In November 2013, we entered into a new two-year $4 million revolving line of credit (the "Revolver") with SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. We are also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if our AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, we will maintain a static loan balance and all collections will be deposited into our operating account. The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If our AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%.

As is usual and customary in such lending agreements, the Revolver also contains certain non-financial requirements, such as required periodic reporting to the bank and various representations and warranties. The Revolver also restricts our ability to pay dividends without the bank's consent.

The Revolver is collateralized by the assets of our U.S. subsidiaries, except for (i) our intellectual property rights which are subject to a negative pledge arrangement with the bank, and (ii) any equipment whose purchase is financed by any other lender or lessor, solely to the extent the security agreement with such lender or lessor prohibits junior liens on such equipment, and only until the lien held by such lender or lessor is terminated or released with respect to such equipment.

We also have revolving credit facilities associated with our European operations that total $1.3 million of which $1.2 million is outstanding at March 31, 2014. The revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods unless notified by the lender ninety days prior to expiration. In addition, we have two outstanding term loans in Europe that total $0.1 million at March 31, 2014. These term loans require principal payments that total $8 thousand per month and will mature in 2014 and 2015.

In connection with the acquisition of Granvideo AB in 2013, we issued a note payable to the previous shareholder in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. We made principal payments of $0.06 million on September 1, 2013 and $0.1 million on November 15, 2013 and are required to make four equal annual payments of $0.26 million on December 31 from 2014 to 2017. The principal balance at March 31, 2014 was $0.9 million.

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

On May 22, 2013 the Company completed the Hego business combination for a purchase price of $24.6 million represented substantially by goodwill and identifiable intangible assets. Hego's operations contributed approximately $5.0 million in revenues to our consolidated financial results for the three months ended March 31, 2014. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff interpretive guidance for newly acquired businesses, the internal control over financial reporting of Hego was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of March 31, 2014, but we will include an assessment within one year from the date of the business combination.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting, identified in connection with the evaluation of such internal control, that occurred during our most recent completed quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

There have been no material changes to our legal proceedings as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 1A.  RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A, "Risk Factors" in our Annual Report on Form 10-K for the year ended December 31, 2013, which could materially affect our business, financial condition or results of operations. The risks described in our Annual Report on Form 10-K and this Quarterly Report on Form 10-Q are not the only risks that we face. In addition, risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or results of operations. There have been no material changes in or additions to the risk factors included in our Annual Report on Form 10-K for the year ended December 31, 2013.

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
101**
Interactive Data Files formatted in XBRL (Extensible Business Reporting Language) from (a) our Consolidated Balance Sheets as of March 31, 2014 (unaudited) and December 31, 2013, (b) our Consolidated Statements of Operations for the Three Months ended March 31, 2014 and 2013 (unaudited), (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three Months ended March 31, 2014 and 2013 (unaudited), (d) our Consolidated Statements of Cash Flows for the Three Months ended March 31, 2014 and 2013 (unaudited) and (e) the Notes to such Consolidated Financial Statements (unaudited).

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRONHEGO CORPORATION
(Registrant)

May 13, 2014	/s/ Johan Apel
(Date)	Johan Apel
Chief Executive Officer
(Principal Executive Officer)

May 13, 2014	/s/ Dawn Johnston
(Date)	Dawn Johnston
Interim Chief Financial Officer
(Principal Financial Officer)