Form 10-Q
period 2014-06-30
ChyronHego Corp
filed 2014-08-14
CIK 20232

United States Securities and Exchange Commission
Washington, DC 20549

FORM 10-Q

[ x ]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

For the quarterly period ended June 30, 2014

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on August 6, 2014 was 36,706,773.

CHYRONHEGO CORPORATION

PART I   FINANCIAL INFORMATION

Item 1.    Financial Statements

CHYRONHEGO CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands, except share amounts)

	Unaudited
	June 30,	December 31,
	2014	2013
Assets
Current assets:
Cash and cash equivalents	$4,972	$5,266
Accounts receivable, net	10,077	7,781
Inventories, net	1,587	2,816
Prepaid expenses and other current assets	2,810	2,525
Total current assets	19,446	18,388

Property and equipment, net	4,255	4,145
Intangible assets, net	10,905	8,968
Goodwill	21,973	18,948
Deferred tax asset	76	56
Other assets	136	147
TOTAL ASSETS	$56,791	$50,652

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$6,981	$9,240
Deferred revenue	5,618	4,660
Short-term debt	1,189	1,532
Due to related parties	738	716
Current portion of pension liability	377	518
Deferred tax liability	296	271
Capital lease obligations	164	215
Total current liabilities	15,363	17,152

Contingent consideration	7,714	12,260
Pension liability	2,418	2,197
Deferred revenue	797	923
Long-term debt	792	772
Deferred tax liability	1,626	1,195
Other liabilities	591	686
Total liabilities	29,301	35,185

Commitments and contingencies

Shareholders' equity:
Preferred stock, par value $1.00, without designation Authorized - 1,000,000 shares, Issued - none
Common stock, par value $.01 Authorized - 150,000,000 shares Issued and outstanding - 35,567,299 at June 30, 2014 and 30,788,251 at December 31, 2013	356	308
Additional paid-in capital	115,941	103,642
Accumulated deficit	(88,538)	(88,243)
Accumulated other comprehensive loss	(449)	(421)
Total ChyronHego Corporation shareholders' equity	27,310	15,286
Non controlling interests	180	181
Total shareholders' equity	27,490	15,467
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$56,791	$50,652

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Product revenues	$7,654	$6,744	$13,435	$12,718
Service revenues	7,050	3,972	13,890	6,015
Total revenues	14,704	10,716	27,325	18,733

Cost of sales	5,628	3,385	10,513	5,680
Gross profit	9,076	7,331	16,812	13,053

Operating expenses:
Selling, general and administrative	6,139	6,836	12,250	11,587
Research and development	2,128	2,345	4,306	4,125
Change in fair value of contingent consideration	(2,156)		400
Total operating expenses	6,111	9,181	16,956	15,712

Operating income (loss)	2,965	(1,850)	(144)	(2,659)

Interest expense, net	(117)	(95)	(244)	(109)

Other income (loss), net	68	(39)	(1)	(122)

Income (loss) before taxes	2,916	(1,984)	(389)	(2,890)

Income tax benefit (expense), net	37	(93)	125	(104)

Net income (loss)	2,953	(2,077)	(264)	(2,994)

Less: Net income attributable to Non-controlling interests	6	8	31	8

Net income (loss) attributable to ChyronHego shareholders	$2,947	$(2,085)	$(295)	$(3,002)

Net income (loss) per share attributable to ChyronHego shareholders - basic	$0.08	$(0.09)	$(0.01)	$(0.15)

Net income (loss) per share attributable to ChyronHego shareholders - diluted	$0.08	$(0.09)	$(0.01)	$(0.15)

Weighted average shares outstanding:
Basic	35,089	22,989	33,114	20,191
Diluted	36,090	22,989	33,114	20,191

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

THREE AND SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands, except per share amounts)

(Unaudited)

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013

Net income (loss)	$2,953	$(2,077)	$(264)	$(2,994)

Other comprehensive income (loss):

Cumulative translation adjustment	(44)	90	(28)	70

Comprehensive income (loss)	2,909	(1,987)	(292)	(2,924)

Less: Comprehensive income attributable to non-controlling interest	6	8	31	8

Comprehensive income (loss) attributable to ChyronHego Corporation	$2,903	$(1,995)	$(323)	$(2,932)

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2014 AND 2013
(In thousands)

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(264)	$(2,994)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	1,384	768
Deferred income taxes	(276)	56
Share-based payment arrangements	602	2,384
Shares issued for 401(k) match	105	128
Change in fair value of contingent consideration	400
Other	139	55
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(2,385)	(1,631)
Inventories	1,241	(401)
Prepaid expenses and other assets	(74)	(69)
Accounts payable and accrued expenses	(1,396)	1,837
Deferred revenue	760	52
Other liabilities	83	339
Net cash provided by operating activities	319	524

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment, net	(904)	(714)
Acquisition of business, net of cash acquired	537	(28)
Net cash used in investing activities	(367)	(742)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on revolving credit facilities, net	(67)
Repayments on debt	(359)	(213)
Proceeds from borrowings	54	222
Payments on capital lease obligations	(128)	(102)
Proceeds from exercise of stock options	289	2
Net cash used in financing activities	(211)	(91)

Effect of exchange rates on cash and cash equivalents	(35)	15

Change in cash and cash equivalents	(294)	(294)
Cash and cash equivalents at beginning of period	5,266	2,483
Cash and cash equivalents at end of period	$4,972	$2,189

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock issued for acquisition	$3,299	$16,591
Contingent consideration for acquisition	$1,543	$7,500
Common stock issued in settlement of contingent consideration	$6,488
Common stock issued in settlement of awards under the Management Incentive Compensation Plan and Severance Agreements	$846

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

In the opinion of management of the Company, the unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of June 30, 2014 and the consolidated results of its operations, its comprehensive income (loss) and its cash flows for the periods ended June 30, 2014 and 2013. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions, allocations of purchase price, contingent consideration, valuation of intangible assets and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 figures included herein were derived from such audited consolidated financial statements.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2014-12, Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period ("ASU No. 2014-12"). ASU No. 2014-12 requires that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. As such, the performance target should not be reflected in estimating the grant date fair value of the award. ASU No. 2014-12 is effective for interim and annual periods beginning after December 15, 2015, with early adoption permitted. The adoption of the provisions of ASU No. 2014-12 is not expected to have a material impact on the Company's consolidated financial statements.

In June 2014, the FASB issued Accounting Standards Update No. 2014-11, Transfers and Servicing (Topic 860): Repurchase-to-Maturity Transactions, Repurchase Financings, and Disclosures ("ASU No. 2014-11"). ASU No. 2014-11 requires entities to account for repurchase-to-maturity transactions as secured borrowings, rather than as sales with forward repurchase agreements.  In addition, the ASU eliminates accounting guidance on linked repurchase financing transactions.   ASU No. 2014-11 also expands disclosure requirements related to certain transfers of financial assets that are accounted for as sales and certain transfers accounted for as secured borrowings.   ASU No. 2014-11 is effective for interim and annual periods beginning after December 15, 2014, with early application prohibited. The adoption of the provisions of ASU No. 2014-11 is not expected to have a material impact on the Company's consolidated financial statements.

In May 2014, the FASB issued Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606) ("ASU No. 2014-09"). ASU No. 2014-09 supersedes the revenue recognition requirements in Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the Codification. Additionally, ASU No. 2014-09 supersedes some cost guidance included in Subtopic 605-35, Revenue Recognition-Construction-Type and Production-Type Contracts . Under ASU No. 2014-09, an entity should recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services.  ASU No. 2014-09 also requires additional disclosure about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract.  ASU No. 2014-09 is effective for interim and annual periods beginning after December 15, 2016, with early application prohibited. ASU No. 2014-09 allows for either full retrospective or modified retrospective adoption. The Company is evaluating the transition method that will be elected and the potential effects of adopting the provisions of ASU No. 2014-09.

In April 2014, the FASB issued Accounting Standards Update ("ASU") 2014-08, which includes amendments that change the requirements for reporting discontinued operations and requires additional disclosures about discontinued operations. Under the new guidance, only disposals representing a strategic shift in operations should be presented as discontinued operations. Additionally, the ASU requires expanded disclosures about discontinued operations that will provide financial statement users with more information about the assets, liabilities, income, and expenses of discontinued operations. This update is effective for periods beginning after December 15, 2014. The implementation of the amended guidance is not expected to have a material impact on the Company's consolidated financial statements.

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

Earnings (Loss) Per Share

Basic earnings (loss) per share are computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed by dividing net income (loss) by the weighted-average number of shares of common stock outstanding during the period, increased to include the number of shares of common stock that would have been outstanding had potential dilutive shares of common stock been issued. The dilutive effect of stock options and restricted stock units are reflected in diluted net income (loss) per share by applying the treasury stock method.

The Company recorded net losses for the three months ended June 30, 2013 and the six months ended June 30, 2014 and 2013. Potential common shares are anti-dilutive in periods in which the Company records a net loss because they would reduce the respective period's net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share.

 Shares used to calculate net income (loss) per share are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Basic weighted average shares outstanding	35,089	22,989	33,114	20,191
Effect of dilutive stock options	946	-	-	-
Effect of dilutive restricted stock units	55	-	-	-
Diluted weighted average shares outstanding	36,090	22,989	33,114	20,191

Weighted average shares which are not included in the calculation of diluted earnings (loss) per share because their impact is anti-dilutive:
Stock options	459	3,340	2,365	3,172
Restricted stock units	-	-	-	60
	459	3,340	2,365	3,232

2.             LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan, as amended (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At June 30, 2014 there were 3.2 million shares available to be granted under the Plan. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provision of FASB Accounting Standards Codification ("ASC") Topic 718, Stock Compensation , all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. There were no options granted during the three months ended June 30, 2013. The fair values of the options granted during the three months ended June 30, 2014 and the six months ended June 30, 2014 and 2013, were estimated based on the following weighted average assumptions:

	Three Months	Six Months
	Ended June 30,	Ended June 30,
	2014	2014	2013
Expected volatility	79.30%	78.78%	76.23%
Risk-free interest rate	1.79%	1.91%	1.06%
Expected dividend yield	0.00%	0.00%	0.00%
Expected life (in years)	6.0	6.0	6.0
Estimated fair value per option granted	$1.49	$1.70	$0.87

The following table presents a summary of the Company's stock option activity for the six months ended June 30, 2014:

Number of Options
Outstanding at January 1, 2014	5,994,788
Granted	866,250
Exercised	(473,789)
Forfeited and cancelled	(47,870)
Outstanding at June 30, 2014	6,339,379

The Company also grants restricted stock units, or RSUs, each of which entitles the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. The following table presents a summary of the Company's RSU activity for the six months ended June 30, 2014:

Shares
Nonvested at January 1, 2014	-
Granted	125,803
Forfeited and Cancelled	(27,956)
Nonvested at June 30, 2014	97,847

The Company amortizes share-based compensation expense over the vesting period on a straight line basis. The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Cost of sales	$25	$11	$49	$28
Research and development	105	67	203	154
Selling, general and administrative	181	1,966	350	2,202
	$311	$2,044	$602	$2,384

3.             INVENTORIES

Inventories, net are comprised of the following (in thousands):

	June 30,	December 31,
	2014	2013
Finished goods	$292	$539
Work-in-progress	254	310
Raw material	1,041	1,967
	$1,587	$2,816

4.             LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2014	2013
Revolving credit facilities - Europe	$864	$933
Note payable - Europe	919	921
Term loans - Europe	58	355
Other	140	95
	1,981	2,304
Less: portion due within one year	1,189	1,532
	$792	$772

Revolving credit facilities - Europe

We have revolving credit facilities associated with our European operations that total $1.3 million of which $0.9 million is outstanding at June 30, 2014. The revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods, unless notified by the lender ninety days prior to expiration. The interest rate on these revolving credit facilities is 5.95%. The revolving credit agreements are collateralized by the assets of certain European subsidiaries of the Company.

Note payable - Europe

In connection with the acquisition of Granvideo AB in 2013, the Company issued a note to the previous shareholder of Granvideo in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. The Company made principal payments of $0.06 million on September 1, 2013 and $0.1 million on November 15, 2013, and is required to make four equal annual payments of $0.26 million on December 31 of each year from 2014 to 2017. The principal balance at June 30, 2014 was $0.9 million.

Term loans - Europe

In addition, we have two term loans with European lenders that total $0.1 million. These term loans require principal payments totaling $8 thousand per month and bear interest at rates that range between 7.45% and 7.75% and will mature in 2014 and 2015.

Revolving line of credit - US

In November 2013, the Company entered into a two-year $4 million revolving line of credit (the "Revolver") with SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. At June 30, 2014, available borrowings under the Revolver were $3.9 million but no borrowings were outstanding. The Company is also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if the Company's AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account.

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

5.             BENEFIT PLANS

The net periodic benefit cost relating to the Company's U.S. Pension Plan is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Service cost	$82	$135	$164	$281
Interest cost	101	98	202	188
Expected return on plan assets	(107)	(98)	(214)	(198)
Amortization of net loss	14	57	28	123
Amortization of prior service cost	(2)	(2)	(4)	(4)
	$88	$190	$176	$390

The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act (ERISA) and, subject to cash flow levels, the Company may choose to make a discretionary contribution to its pension plan to reduce the unfunded liability. In the second quarter of 2014, the Company made a required contribution of $0.1 million. Based on current assumptions, the Company expects to make required contributions of $0.4 million in the next twelve months.

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. The Company may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the six months ended June 30, 2014 and 2013, the Company issued 43 thousand and 139 thousand shares of common stock in connection with the Company match for the 401(k) Plan in lieu of an aggregate cash match of $105 thousand and $128 thousand, respectively.

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

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Balance at beginning of period	$168	$55	$118	$50
Provisions	81	41	194	70
Warranty services provided, net	(123)	(31)	(186)	(55)
	$126	$65	$126	$65

7.             INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	June 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$11,551	$12,074
Inventory	1,866	1,856
Other liabilities	3,195	3,051
Fixed assets	2,274	2,069
Other temporary differences	845	751
	19,731	19,801
Less: valuation allowance	(19,655)	(19,745)
Total deferred tax assets	76	56

Deferred tax liability:
Intangibles	(2,019)	(1,453)
Other temporary differences	97	(13)
Net deferred tax liability	$(1,846)	$(1,410)

As reported:
Non-current deferred tax assets	$76	$56
Current deferred tax liability	$(296)	$(271)
Non-current deferred tax liability	$(1,626)	$(1,195)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At June 30, 2014, the gross deferred tax balance was $19.7 million and includes the $11 million tax effect of $32 million in U.S. Federal net operating loss carryforwards ("NOLs") expiring between 2018 and 2032. The Company has not recorded a deferred tax asset of approximately $1.3 million related to the NOLs resulting from the exercise of disqualifying stock options and restricted stock units which will be accounted for as a credit to additional paid in capital when realized as a reduction to income taxes payable.

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

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. All available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. As of June 30, 2014 and December 31, 2013, using that standard, the Company concluded that a full valuation allowance was required for its U.S. and state deferred tax assets. As of June 30, 2014 the unreserved balance of $76 thousand relates to certain foreign deferred tax assets. The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

The components of the provision for income tax benefit (expense), net are as follows for the periods ended (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Current:
State and foreign	$25	$(37)	$(151)	$(48)

Deferred:
Federal	(11)	(23)	(23)	(23)
Foreign	23	(33)	299	(33)
	12	(56)	276	(56)

Income tax benefit (expense), net	$37	$(93)	$125	$(104)

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

The total purchase price of $24.6 million is comprised of 12.2 million shares of the Company's common stock valued at $16.6 million, contingent consideration of shares of the Company's common stock (the Earn-Out Shares) valued at an estimated $7.5 million and $0.5 million in cash and other consideration. The $7.5 million represents the value of the Earn-Out Shares based on a probability-based model measuring the likelihood of achieving certain revenue milestones as detailed below, and has been recorded as a liability in the balance sheet. In connection with FASB ASC 805, Business Combinations, the fair value of the contingent consideration was established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. This adjustment has had a material impact on the Company's financial position and results of operations and will continue to impact the Company until all contingencies have been settled. In the three and six months ended June 30, 2014 a benefit of $2.2 million and a charge of $0.4 million, respectively, have been recorded in order to adjust the contingent consideration to $6.2 million, its current fair value at June 30, 2014, in the level 3 category. Based on the revenue milestones, additional shares could be issued as follows:

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
$9,930

On April 30, 2014 the Company completed its acquisition of Norway-based Zxy Sport Tracking AS (“Zxy”). Pursuant to the terms of the Share Purchase Agreement (“SPA”), the Company acquired 67% of the issued and outstanding shares of Zxy for a total purchase price of $5.5 million. Pursuant to the terms of the SPA, the Company issued 1,374,545 shares of ChyronHego Common Stock (“Common Stock”) at a value of $3.3 million and issued 549,818 warrants at a value of $0.7 million, based on a Black Scholes valuation model. The warrants give the holders the right to purchase one share of Common Stock at a price of $2.75 for a three year period from closing.

In addition, stockholders of Zxy will be entitled to a 15% earn-out, payable in cash, based on net revenues from all sales of Zxy products and services from the closing date through December 31, 2018 up to $3.0 million. If and when $3.0 million in earn-out has been achieved, the rate shall be reduced to 7.5% for the remainder of the earn-out period. The stockholders are entitled to a guaranteed minimum of earn-out of $110,000 in each of 2014, 2015 and 2016. The earn-out was valued at $1.5 million based on a discounted model measuring the likelihood of achieving certain revenue levels.

The following table summarizes the estimated allocation of the purchase price which is preliminary and subject to adjustment following the completion of the valuation process ( in thousands):

Net fair value of assets acquired	$628
Intangible assets	2,600
Goodwill	3,025
6,253
Deferred tax liability	(702)
$5,551

The Company believes that the goodwill resulting from the Zxy acquisition reflects a transponder-based sports tracking technology that will strengthen our position in the sports analysis market across both the sports broadcast and professional sports markets. The Company believes that this preliminary estimate of goodwill will not be deductible for tax purposes.

The components and estimated useful lives of intangible assets acquired as of June 30, 2014 are stated below. Amortization is provided on a straight line method over the following estimated useful lives ( in thousands):

		Estimated Useful Life
Definite-lived intangibles:
Proprietary technology	$2,300	15
Tradename	300	15
	$2,600

Below are the unaudited proforma results of operations for the six months ended June 30, 2014 and 2013 as if the Company had acquired Zxy on January 1, 2013. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the acquisition occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations (in thousands except per share data):

	2014	2013
Net revenues	$27,645	$18,837
Net loss	(331)	(3,227)
Net loss per share - basic and diluted	$(0.01)	$(0.15)

9.             INTANGIBLE ASSETS

The following is a schedule of intangible assets, net (in thousands):

	June 30,	December 31,
	2014	2013
Definite-lived intangibles:
Customer relationships	$4,493	$5,058
Tradenames	1,214	951
Proprietary technology	3,259	1,017
Domain name and related website	39	42
	9,005	7,068
Indefinite-lived intangibles:
Tradename	1,900	1,900
	$10,905	$8,968

Amortization expense was $0.3 million and $0.7 million for the three and six months ended June 30, 2014, respectively. Amortization expense was $0.2 million and $0.3 million for the three and six months ended June 30, 2013, respectively.

10.          OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustment	Costs	Income (Loss)
January 1, 2014	$131	$(552)	$(421)
Change for period	(28)	-	(28)
Amounts reclassed from accumulated other comprehensive income (loss)	-	-	-
June 30, 2014	$103	$(552)	$(449)

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

12.          SEGMENT AND GEOGRAPHIC INFORMATION

Prior to the Business Combination, the Company operated as one reporting segment. As a result of the Business Combination, the Company manages its business primarily on a geographic basis. The Company's two reportable operating segments consist of the Americas and EMEA (Europe, Middle East and Africa). The Americas segment includes both North and Latin America, as well as Asia. The Company's chief operating decision maker evaluates performance of the segments based on revenues and operating income (loss). Unallocated corporate amounts are deemed by the Company as administrative, oversight costs, not managed by the segment managers. The Company does not allocate assets by segment because the chief operating decision maker does not review the assets by segment to assess the segments' performance, as the assets are managed on an entity-wide basis.

Operating segment data is as follows (in thousands):

	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014
Revenues:
Americas	$8,763	$16,815
EMEA	5,941	10,510
	$14,704	$27,325

Operating income (loss):
Americas	$1,433	$2,513
EMEA	343	(371)
Unallocated corporate expense	1,189	(2,286)
	$2,965	$(144)

13.     SUBSEQUENT EVENTS

On April 5, 2014, the Company entered into a share purchase agreement ("Share Purchase Agreement") with Metaphor AS ("Metaphor") and the stockholders of Metaphor, pursuant to which the Company will acquire all of the issued and outstanding shares of Metaphor and its wholly owned subsidiaries WeatherOne AS and WeatherOne Limited (collectively referred to as "WeatherOne"). WeatherOne is a leading provider of weather forecast solutions for broadcast and digital media based in Oslo, Norway. The acquisition of Metaphor and WeatherOne is referred to as the WeatherOne Transaction.

The closing of the WeatherOne Transaction took place on July 1, 2014.      In accordance with the Share Purchase Agreement, we issued 1,126,288 shares of ChyronHego common stock ("common stock"), 337,870 warrants to purchase common stock at $2.78 per share for a three year period from closing, and $0.7 million in cash.

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

Forward-looking statements necessarily involve risks and uncertainties, and our actual results could differ materially from those anticipated in the forward looking statements due to a number of factors, including, but not limited to: current and future economic conditions that may adversely affect our business and customers; our revenues and profitability may fluctuate from period to period and therefore may fail to meet expectations, which could have a material adverse effect on our business, financial condition and results of operations; our ability to maintain adequate levels of working capital; our ability to successfully maintain the level of operating costs; our ability to obtain financing for our future needs should there be a need; our ability to incentivize and retain our current senior management team and continue to attract and retain qualified scientific, technical and business personnel; our ability to expand our Axis online graphics creation solution or to develop other new products and services; our ability to generate sales and profits from our Axis online graphics services, workflow and asset management solutions; our ability to grow sales and profits from our Hego products and services; our ability to develop new Hego products and services; rapid technological changes and new technologies that could render certain of our products and services to be obsolete; competitors with significantly greater financial resources; new product and service introductions by competitors; challenges associated with expansion into new markets; our ability to integrate Zxy's business and WeatherOne's business into our business; and other factors set forth in Part I, Item 1A, entitled "Risk Factors," of our Annual Report on Form 10-K for the year ended December 31, 2013 (the "2013 Form 10-K"), as well as any updates or modifications to those risk factors filed from time to time in our Quarterly Reports on Form 10-Q or Current Reports on Form 8-K. Those factors as well as other cautionary statements made in this Quarterly Report on Form 10-Q, should be read and understood as being applicable to all related forward-looking statements wherever they appear herein. The forward-looking statements contained in this Quarterly Report on Form 10-Q represent our judgment as of the date hereof. We encourage you to read those descriptions carefully. We caution you not to place undue reliance on the forward-looking statements contained in this report. These statements, like all statements in this report, speak only as of the date of this report (unless an earlier date is indicated) and we undertake no obligation to update or revise the statements except as required by law. Such forward-looking statements are not guarantees of future performance and actual results will likely differ, perhaps materially, from those suggested by such forward-looking statements. In this report, "ChyronHego," the "Company," "we," "us," and "our" refer to ChyronHego Corporation and "Hego" or "Hego AB" refers to Hego Aktiebolag.

Overview

On May 22, 2013 we acquired the outstanding stock of Hego AB, or Hego, and changed our name to ChyronHego Corporation. The acquisition of the Hego business provides us with strong sports products and service offerings that address the needs of sports broadcasters and sports leagues and rights holders. The Chyron and Hego product lines are complementary with very little overlap. Hego's solutions and services predominantly address the needs of live sports production, while Chyron has recently been more focused on graphics solutions for live and near-live news production workflows. There are significant budgets available in the sports TV space for those companies who offer an improved viewer experience, and we believe that we will be positioned to benefit from these kinds of expenditures. Ultimately, we believe that the business combination of Chyron and Hego has placed us in the position of a global leader in broadcast graphics creation, playout and real-time data visualization.

The results of operations include the operating results of Hego since completion of the business combination on May 22, 2013. The combination of these two companies is referred to as the "Business Combination."

Results of Operations for the Three and Six Months Ended June 30, 2014 and 2013

Net sales. Revenues for the quarter ended June 30, 2014 were $14.7 million, an increase of $4.0 million, or 37%, from the $10.7 million reported in the quarter ended June 30, 2013. Revenues for the six months ended June 30, 2014 were $27.3 million, an increase of $8.6 million, or 46%, from the $18.7 million reported in the six months ended June 30, 2013.

Revenues by type, for the three and six month periods are as follows (dollars in thousands):

	Three Months				Six Months
	Ended June 30,				Ended June 30,
		% of		% of		% of		% of
	2014	Total	2013	Total	2014	Total	2013	Total
Product	$7,654	52%	$6,744	63%	$13,435	49%	$12,718	68%
Services	7,050	48%	3,972	37%	13,890	51%	6,015	32%
	$14,704		$10,716		$27,325		$18,733

In the quarter and six months ended June 30, 2014 our product sales grew 13% and 6%, respectively, compared to the quarter and six months ended June 30, 2013 primarily due to the sale of tracking systems to a European soccer league. In the same periods our services revenues grew $3.1 million and $7.9 million, respectively, primarily due to the contribution of services from the Business Combination with Hego.

Gross profit. Gross margins for the quarters ended June 30, 2014 and 2013 were 62% and 68%, respectively. Gross margins for the six months ended June 30, 2014 and 2013 were 62% and 70%, respectively. The decrease in the gross margin percentage is primarily attributable to product mix. As services become a greater component of revenues, we expect our margins to decline because our products carry a higher gross margin than our services. Absent the effect of this product mix, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Sales and marketing	$4,778	$3,272	$9,561	$6,152
General and administrative	1,361	3,564	2,689	5,435
	$6,139	$6,836	$12,250	$11,587

The increases in sales and marketing expenses in the three and six month periods ended June 30, 2014, as compared to the same periods in 2013, are primarily attributable to the incremental sales and marketing costs from our Business Combination with Hego.

The decrease in general and administrative ("G&A") expenses in the three months ended June 30, 2014 is due to costs incurred in the second quarter of 2013 of $0.3 million in transaction costs relating to the Business Combination and $1.7 million associated with the accelerated vesting of equity awards as a result of the Business Combination. The decrease in G&A expenses in the six months ended June 30, 2014 as compared to June 30, 2013 is due to $1.0 million in transaction costs relating to the Business Combination and also the $1.7 million in costs associated with the accelerated vesting of equity awards as a result of the Business Combination that were incurred in 2013. These costs are not included in any periods in 2014 and are not recurring.

Research and development expenses. Research and development ("R&D") expenses were $2.1 million in the quarter ended June 30, 2014 compared to $2.3 million in the quarter ended June 30, 2013. The net decrease was a result of the additional R&D costs resulting from the Business Combination of approximately $0.7 million, offset by the cost savings from the 2013 workforce reduction. R&D expenses increased $0.2 million in the six months ended June 30, 2014 compared to the six months ended June 30, 2013 due to the incremental R&D costs from the Business Combination.

Change in fair value of contingent consideration. In connection with the Business Combination with Hego, a portion of the purchase price consisted of contingent consideration of shares of ChyronHego common stock. The fair value of any contingent consideration was established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. In the three months ended June 30, 2014 a net increase to earnings of $2.2 million has been recorded in order to adjust the contingent consideration to $6.2 million, its current fair value at June 30, 2014.

Interest expense, net. Interest expense, net increased in the three and six months ended June 30, 2014 as compared to the same periods in 2013 due to the addition of interest expense associated with the additional long-term debt that was assumed from Hego in the Business Combination.

Other income (loss), net. The components of other income (loss), net are as follows (in thousands):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2014	2013	2014	2013
Foreign exchange transaction gain (loss)	$80	$3	$83	$(78)
Loss on disposal of fixed assets	-	-	(74)	-
Other	(12)	(42)	(10)	(44)
	$68	$(39)	$(1)	$(122)

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

Income tax benefit (expense), net. In the three and six months ended June 30, 2014 we recorded income tax benefits of $0.03 and $0.1 million, respectively. In the three and six months ended June 30, 2013 we recorded income tax expense of $0.09 and $0.1 million, respectively. The difference between our effective income tax rate and the federal statutory rate is primarily due to the mark to market adjustment for the contingent liability associated with the Business Combination that will not be deductible for tax purposes, the amount of expense associated with our share-based payment arrangements which is also not deductible and international tax rate differences.

Liquidity and Capital Resources

At June 30, 2014, we had cash and cash equivalents on hand of $5.0 million and working capital of $4.1 million. In the first six months of 2014 our cash was used to fund acquisitions of property and equipment of $0.9 million primarily in connection with our services to provide several European soccer leagues with real-time digital sports data systems and to purchase a new trade show booth for our participation at NAB 2014. Also, we experienced an increase in accounts receivable based on increased revenues and for amounts not yet due based on customer payment terms.

During the second quarter of 2014 we made a required contribution to our pension plan of $0.1 million. Based on current assumptions, we expect to make contributions of $0.4 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $6.0 million at June 30, 2014 and $5.7 million at December 31, 2013. Our investment strategy has been consistent in recent years and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

In November 2013, we entered into a new two-year $4 million revolving line of credit (the "Revolver") with Silicon Valley Bank, or SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. We are also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if our AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, we will maintain a static loan balance and all collections will be deposited into our operating account. The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If our AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%.

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

We also have revolving credit facilities associated with our European operations that total $1.3 million of which $0.9 million is outstanding at June 30, 2014. The revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods unless notified by the lender ninety days prior to expiration. In addition, we have two outstanding term loans in Europe that total $0.1 million at June 30, 2014. These term loans require principal payments that total $8 thousand per month and will mature in 2014 and 2015.

In connection with the acquisition of Granvideo AB in 2013, we issued a note payable to the previous shareholder in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. We made principal payments of $0.06 million on September 1, 2013 and $0.1 million on November 15, 2013 and are required to make four equal annual payments of $0.26 million on December 31 of each year from 2014 to 2017. The principal balance at June 30, 2014 was $0.9 million.

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

On May 22, 2013, the Company completed the Business Combination with Hego for a purchase price of $24.6 million represented substantially by goodwill and identifiable intangible assets. Hego's operations contributed approximately $6.0 million in revenues to our consolidated financial results for the three months ended June 30, 2014. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff Interpretive Guidance for newly acquired businesses, the internal control over financial reporting of Hego was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of June 30, 2014. A report will be included in our annual report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In April and July of 2014, we issued 1,374,545 and 1,126,288 shares, respectively, of our common stock in private transactions in connection with our acquisitions of Zxy sport Tracking AS (“Zxy”) and Metaphor AS (“Metaphor”). These issuances of shares of common stock were not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In connection with the acquisition of Zxy, the Company also issued 549,818 warrants that give the holders the right to purchase one share of our common stock at a price of $2.75 for a three year period from closing.

Also, in connection with the acquisition of Metaphor, the Company issued 337,870 warrants to purchase our common stock at $2.78 per share for a three year period from closing.

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

101**

Interactive Data Files formatted in XBRL (Extensible Business Reporting Language) from (a) our Consolidated Balance Sheets as of June 30, 2014 (unaudited) and December 31, 2013, (b) our Consolidated Statements of Operations for the Three and Six Months ended June 30, 2014 and 2013 (unaudited), (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Six Months ended June 30, 2014 and 2013 (unaudited), (d) our Consolidated Statements of Cash Flows for the Six Months ended June 30, 2014 and 2013 (unaudited) and (e) the Notes to such Consolidated Financial Statements (unaudited).

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRONHEGO CORPORATION
(Registrant)

August 14, 2014	/s/ Johan Apel
(Date)	Johan Apel
Chief Executive Officer
(Principal Executive Officer)

August 14, 2014	/s/ Dawn Johnston
(Date)	Dawn Johnston
Interim Chief Financial Officer
(Principal Financial Officer)