Form 10-Q
period 2014-09-30
ChyronHego Corp
filed 2014-11-14
CIK 20232

United States Securities and Exchange Commission

Washington, DC 20549

FORM 10-Q

[x]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

OR

For the quarterly period ended September 30, 2014

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from_________to_________.

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

The number of shares outstanding of the issuer's common stock, par value $.01 per share, on November 7, 2014 was 40,252,967.

CHYRONHEGO CORPORATION

PART I     FINANCIAL INFORMATION

Item 1.      Financial Statements

CHYRONHEGO CORPORATION

CONSOLIDATED BALANCE SHEETS

(In thousands, except share amounts)

	Unaudited
	September 30,	December 31,
	2014	2013
Assets:
Current assets:
Cash and cash equivalents	$5,874	$5,266
Accounts receivable, net	12,227	7,781
Inventories, net	2,216	2,816
Prepaid expenses and other current assets	2,683	2,525
Total current assets	23,000	18,388

Property and equipment, net	3,906	4,145
Intangible assets, net	11,390	8,968
Goodwill	23,799	18,948
Deferred tax asset	42	56
Other assets	132	147
TOTAL ASSETS	$62,269	$50,652

Liabilities and Shareholders' Equity
Current liabilities:
Accounts payable and accrued expenses	$8,091	$9,240
Deferred revenue	5,398	4,660
Short-term debt	1,113	1,532
Due to related parties	587	716
Current portion of pension liability	327	518
Deferred tax liability	301	271
Capital lease obligations	137	215
Total current liabilities	15,954	17,152

Contingent consideration	11,506	12,260
Pension liability	2,431	2,197
Deferred revenue	764	923
Long-term debt	733	772
Deferred tax liability	1,806	1,195
Other liabilities	552	686
Total liabilities	33,746	35,185

Commitments and contingencies
Shareholders' equity:
Preferred stock, par value $1.00, without designation
Authorized - 1,000,000 shares, Issued -none
Common stock, par value $.01
Authorized - 150,000,000 shares
Issued and outstanding - 36,901,406 at September 30, 2014 and 30,788,251 at December 31, 2013	369	308
Additional paid-in capital	119,156	103,642
Accumulated deficit	(91,098)	(88,243)
Accumulated other comprehensive loss	(924)	(421)
Total ChyronHego Corporation shareholders' equity	27,503	15,286
Non-controlling interests	1,020	181
Total shareholders' equity	28,523	15,467
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$62,269	$50,652

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands, except per share amounts)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Product revenues	$7,105	$7,697	$20,540	$20,415
Service revenues	8,906	6,262	22,796	12,277
Total revenues	16,011	13,959	43,336	32,692

Cost of sales	5,912	5,210	16,425	10,890
Gross profit	10,099	8,749	26,911	21,802

Operating expenses:
Selling, general and administrative	6,441	6,487	18,691	18,074
Research and development	2,247	2,399	6,553	6,524
Change in fair value of contingent consideration	3,776	878	4,176	933
Total operating expenses	12,464	9,764	29,420	25,531

Operating loss	(2,365)	(1,015)	(2,509)	(3,729)

Interest expense, net	(31)	(94)	(275)	(203)

Other income (loss), net	(22)	30	(23)	(37)

Loss before taxes	(2,418)	(1,079)	(2,807)	(3,969)

Income tax benefit (expense), net	(137)	32	(12)	(72)

Net loss	(2,555)	(1,047)	(2,819)	(4,041)

Less: Net income attributable to Non-controlling interests	5	30	36	38

Net loss attributable to ChyronHego Shareholders	$(2,560)	$(1,077)	$(2,855)	$(4,079)

Net loss per share attributable to ChyronHego shareholders - basic	$(0.07)	$(0.04)	$(0.08)	$(0.17)

Net loss per share attributable to ChyronHego shareholders - diluted	$(0.07)	$(0.04)	$(0.08)	$(0.17)

Weighted average shares outstanding:
Basic	36,754	30,236	34,341	23,576
Diluted	36,754	30,236	34,341	23,576

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands)

(Unaudited)

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Net loss	$(2,555)	$(1,047)	$(2,819)	$(4,041)

Other comprehensive income (loss):

Cumulative translation adjustment	(475)	92	(503)	162

Comprehensive loss	(3,030)	(955)	(3,322)	(3,879)

Less: Comprehensive income attributable to Non-controlling interests	5	30	36	38

Comprehensive loss attributable to ChyronHego Corporation	$(3,035)	$(985)	$(3,358)	$(3,917)

See Notes to Consolidated Financial Statements (unaudited)

CHYRONHEGO CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30, 2014 AND 2013

(In thousands)

(Unaudited)

	2014	2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(2,819)	$(4,041)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	2,178	1,755
Deferred income taxes	(317)	27
Inventory provisions	125	50
Share-based payment arrangements	982	2,641
Shares issued for 401(k) match	162	179
Change in fair value of contingent consideration	4,176	933
Other	131	427
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(4,349)	(1,649)
Inventories	626	(784)
Prepaid expenses and other assets	162	(472)
Accounts payable and accrued expenses	(174)	1,828
Deferred revenue	348	432
Other liabilities	(105)	410
Net cash provided by operating activities	1,126	1,736

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of property and equipment, net	(1,349)	(1,648)
Acquisition of business, net of cash acquired	866	14
Net cash used in investing activities	(483)	(1,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayments on revolving credit facilities, net	1	315
Repayments on debt	(357)	(399)
Proceeds from borrowings	55	280
Payments on capital lease obligations	(195)	(134)
Proceeds from exercise of stock options	499	6
Net cash provided by financing activities	3	68

Effect of exchange rates on cash and cash equivalents	(38)	48

Change in cash and cash equivalents	608	218
Cash and cash equivalents at beginning of period	5,266	2,483
Cash and cash equivalents at end of period	$5,874	$2,701

SUPPLEMENTAL CASH FLOW INFORMATION:
Common stock and warrants issued for acquisitions	$6,586	$16,591
Contingent consideration for acquisition	$1,557	$7,500
Common stock issued in settlement of contingent consideration	$6,488
Common stock issued in settlement of awards under the
Management Incentive Compensation Plan and Severance Agreements	$846
Debt incurred for acquisition		$1,044

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

In the opinion of management of the Company, the unaudited consolidated interim financial statements reflect all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial position of the Company as of September 30, 2014 and the consolidated results of its operations, its comprehensive income (loss) and its cash flows for the periods ended September 30, 2014 and 2013. The results of operations for such interim periods are not necessarily indicative of the results that may be expected for any other interim period or for the year ending December 31, 2014. In addition, management is required to make estimates and assumptions that affect the amounts reported and related disclosures. Estimates made by management include inventory valuations, stock and bonus compensation, allowances for doubtful accounts, income taxes, pension assumptions, allocations of purchase price, contingent consideration, valuation of intangible assets and reserves for warranty and incurred but not reported health insurance claims. Estimates, by their nature, are based on judgment and available information. Also, during interim periods, certain costs and expenses are allocated among periods based on an estimate of time expired, benefit received, or other activity associated with the periods. Accordingly, actual results could differ from those estimates. The Company has not segregated its cost of sales between costs of products and costs of services as it is not practicable to segregate such costs. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to the rules and regulations of the Securities and Exchange Commission. For further information, refer to the audited consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2013. The December 31, 2013 figures included herein were derived from such audited consolidated financial statements.

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

The Company recorded net losses for the three and nine months ended September 30, 2014 and 2013. Potential common shares are anti-dilutive in periods in which the Company records a net loss because they would reduce the respective period's net loss per share. Anti-dilutive potential common shares are excluded from the calculation of diluted earnings per share.

Shares used to calculate net income (loss) per share are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Basic weighted average shares outstanding	36,754	30,236	34,341	23,576
Effect of dilutive stock options	-	-	-	-
Effect of dilutive restricted stock units	-	-	-	-
Diluted weighted average shares outstanding	36,754	30,236	34,341	23,576

Weighted average shares which are not included in the calculation of diluted earnings (loss) per share because their impact is anti-dilutive:
Stock options	1,679	2,409	2,136	2,918
Restricted stock units	-	-	-	40
	1,679	2,409	2,136	2,958

2.            LONG-TERM INCENTIVE PLANS

Pursuant to the 2008 Long-term Incentive Plan, as amended (the "Plan"), the Company may grant stock options (non-qualified or incentive), stock appreciation rights, restricted stock, restricted stock units and other share-based awards to employees, directors and other persons who serve the Company. The Plan is overseen by the Compensation Committee of the Board of Directors, which approves the timing and circumstances under which share-based awards may be granted. At September 30, 2014 there were 3.1 million shares available to be granted under the Plan. The Company issues new shares to satisfy the exercise or release of share-based awards. Under the provision of FASB Accounting Standards Codification ("ASC") Topic 718, Stock Compensation , all share-based payments are required to be recognized in the statement of operations based on their fair values at the date of grant.

The fair value of each option award is estimated using a Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the price of the Company's stock. The risk-free interest rate is based on U.S. Treasury issues with a term equal to the expected life of the option. The Company uses historical data to estimate expected dividend yield, expected life and forfeiture rates. Options generally have a life of 10 years and have either time-based or performance-based vesting features. Time-based awards generally vest over a three year period, while the performance-based awards vest upon the achievement of specific performance targets. There were no options granted during the three months ended September 30, 2014 and 2013. The fair values of the options granted during the nine months ended September 30, 2014 and 2013 were estimated based on the following weighted average assumptions:

	Nine Months
	Ended September 30,
	2014	2013

Expected volatility	78.78%	76.23%
Risk-free interest rate	1.91%	1.06%
Expected dividend yield	0.00%	0.00%
Expected life (in years)	6.0	6.0
Estimated fair value per option granted	$1.70	$0.87

The following table presents a summary of the Company's stock option activity for the nine months ended September 30, 2014:

Number of Options

Outstanding at January 1, 2014	5,994,788
Granted	866,250
Exercised	(665,597)
Forfeited and cancelled	(73,438)
Outstanding at September 30, 2014	6,122,003

The Company also grants restricted stock units, or RSUs, each of which entitles the holder to a share of Company common stock. The fair value of an RSU is equal to the market value of a share of common stock on the date of grant. The following table presents a summary of the Company's RSU activity for the nine months ended September 30, 2014:

Shares

Non-vested at January 1, 2014
Granted	139,839
Forfeited and cancelled	(27,956)
Vested	(14,036)
Non-vested at September 30, 2014	97,847

The Company amortizes share-based compensation expense over the vesting period on a straight line basis. The impact on the Company's results of operations of recording share-based compensation expense is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Cost of sales	$31	$2	$80	$30
Research and development	128	35	331	189
Selling, general and administrative	221	220	571	2,422
	$380	$257	$982	$2,641

3.             INVENTORIES

Inventories, net are comprised of the following (in thousands):

	September 30,	December 31,
	2014	2013
Finished goods	$249	$539
Work-in-progress	266	310
Raw material	1,701	1,967
	$2,216	$2,816

4.            LONG-TERM DEBT

Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2014	2013
Revolving credit facilities - Europe	$829	$933
Note payable - Europe	867	921
Terms loans - Europe	32	355
Other	118	95
	1,846	2,304
Less: portion due within one year	1,113	1,532
Other	$733	$772

Revolving credit facilities - Europe

We have revolving credit facilities associated with our European operations that total $1.2 million of which $0.8 million is outstanding at September 30, 2014. The revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods, unless notified by the lender ninety days prior to expiration. The interest rate on these revolving credit facilities is 5.95%. The revolving credit agreements are collateralized by the assets of certain European subsidiaries of the Company.

Note payable - Europe

In connection with the acquisition of Granvideo AB in 2013, the Company issued a note to the previous shareholder of Granvideo in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. The Company made principal payments of $0.06 million on September 1, 2013 and $0.1 million on November 15, 2013, and is required to make four equal annual payments of $0.26 million on December 31 of each year from 2014 to 2017. The principal balance at September 30, 2014 was $0.9 million.

Term loans - Europe

In addition, we have two term loans with European lenders that total $0.03 million. These term loans require principal payments totaling $8 thousand per month and bear interest at rates that range between 7.45% and 7.75% and will mature in 2014 and 2015.

Revolving line of credit - US

In November 2013, the Company entered into a two-year $4.0 million revolving line of credit (the "Revolver") with Silicon Valley Bank ("SVB"). Borrowings on the Revolver will be based on 80% of eligible accounts receivable. At September 30, 2014, available borrowings under the Revolver were $4.0 million but no borrowings were outstanding. The Company is also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if the Company's AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, the Company will maintain a static loan balance and all collections will be deposited into the Company's operating account.

The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If the Company's AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%. In connection with the Revolver, the Company was required to pay the outstanding balance on its previously outstanding term loan which was $0.4 million on the closing date. The original term loan was being repaid over 30 months and was subject to interest at Prime + 2.25%.

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

5.            BENEFIT PLANS

The net periodic benefit cost relating to the Company's U.S. Pension Plan is as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Service cost	$82	$140	$246	$421
Interest cost	101	94	303	282
Expected return on plan assets	(107)	(99)	(321)	(297)
Amortization of net loss	14	62	42	185
Amortization of prior service cost	(2)	(2)	(6)	(6)
	$88	$195	$264	$585

The Company's policy is to fund the minimum contributions required under the Employee Retirement Income Security Act ("ERISA") and, subject to cash flow levels, the Company may choose to make a discretionary contribution to its pension plan to reduce the unfunded liability. In the third quarter of 2014, the Company made a required contribution of $0.1 million. Based on current assumptions, the Company expects to make required contributions of $0.3 million in the next twelve months.

The Company has adopted a 401(k) Plan exclusively for the benefit of participants and their beneficiaries. All U.S. employees of the Company are eligible to participate in the 401(k) Plan. The Company may make discretionary matching contributions of the compensation contributed by the participant. The Company has the option of making the matching contributions in cash or through shares of Company common stock. During the nine months ended September 30, 2014 and 2013, the Company issued 70 thousand and 174 thousand shares of common stock in connection with the Company match for the 401(k) Plan in lieu of an aggregate cash match of $162 thousand and $179 thousand, respectively.

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

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Balance at beginning of period	$126	$65	$118	$50
Provisions	-	55	194	125
Warranty services provided, net	(87)	(25)	(273)	(80)
	$39	$95	$39	$95

7.             INCOME TAXES

The components of deferred income taxes are as follows (in thousands):

	September 30,	December 31,
	2014	2013
Deferred tax assets:
Net operating loss carryforwards	$10,895	$12,074
Inventory	1,903	1,856
Other liabilities	3,209	3,051
Fixed assets	2,385	2,069
Other temporary differences	942	751
	19,334	19,801
Less: valuation allowance	(19,292)	(19,745)
Total deferred tax assets	42	56

Deferred tax liability:
Intangibles	(2,172)	(1,453)
Other temporary differences	65	(13)
Net deferred tax liability	$(2,065)	$(1,410)

As reported:
Non-current deferred tax assets	$42	$56
Current deferred tax liability	$(301)	$(271)
Non-current deferred tax liability	$(1,806)	$(1,195)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At September 30, 2014, the gross deferred tax balance was $19.3 million and includes the $11 million tax effect of $30 million in U.S. Federal net operating loss carryforwards ("NOLs") expiring between 2019 and 2032. The Company has not recorded a deferred tax asset of approximately $1.3 million related to the NOLs resulting from the exercise of disqualifying stock options and restricted stock units which will be accounted for as a credit to additional paid in capital when realized as a reduction to income taxes payable.

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

Accounting standards require that the Company continually assess the likelihood that its deferred taxes will be realizable. All available evidence, both positive and negative, must be considered in determining whether it is more likely than not that the deferred tax assets will be realized. In making such assessments, significant weight is given to evidence that can be objectively verified. A company's current or previous losses are given more weight than its future outlook. As of September 30, 2014 and December 31, 2013, using that standard, the Company concluded that a full valuation allowance was required for its U.S. and state deferred tax assets. As of September 30, 2014 the unreserved balance of $42 thousand relates to certain foreign deferred tax assets. The Company will continue to assess the likelihood that its deferred tax assets will be realizable, and its valuation allowance will be adjusted accordingly, which could materially impact its financial position and results of operations in future periods.

The components of the provision for income tax benefit (expense), net are as follows for the periods ended (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013

Current:	$(178)	$3	$(329)	$(45)
State and Foreign

Deferred:
Federal	(12)	(16)	(35)	(39)
Foreign	53	45	352	12
	41	29	317	(27)

Income tax (expense) benefit, net	$(137)	$32	$(12)	$(72)

The difference between the Company's effective income tax rate and the federal statutory rate is primarily due to the mark to market adjustment for our contingent liability relating to the Business Combination that will not be deductible for tax purposes, the amount of expense associated with the Company's share-based payment arrangements which is also not deductible and international tax rate differences.

8.            BUSINESS COMBINATION AND OTHER ACQUISITIONS

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

The total purchase price of $24.6 million is comprised of 12.2 million shares of the Company's common stock valued at $16.6 million, contingent consideration of shares of the Company's common stock (the "Earn-Out Shares") valued at an estimated $7.5 million and $0.5 million in cash and other consideration. The $7.5 million represents the value of the Earn-Out Shares based on a probability-based model measuring the likelihood of achieving certain revenue milestones as detailed below, and has been recorded as a liability in the balance sheet. In connection with FASB ASC 805, Business Combinations, the fair value of the contingent consideration was established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. This adjustment has had a material impact on the Company's financial position and results of operations and will continue to impact the Company until all contingencies have been settled. In the three and nine months ended September 30, 2014 charges of $3.8 million and $4.2 million, respectively, have been recorded in order to adjust the contingent consideration to $9.9 million, its current fair value at September 30, 2014, in the level 3 category. Based on the revenue milestones, additional shares are likely to be issued as follows:

Revenue milestones	Additional shares

$15.5 million in 2013	2,772,599
$16.0 million in 2014	1,584,339
$16.5 million in 2015	1,742,775
Total	6,099,713

Or, alternatively, if $33.0 million for 2013 and 2014 combined	6,099,713

At December 31, 2013, the 2013 revenue milestone was achieved and 2,772,599 additional shares were issued in March 2014 at a stock price of $2.34 per share. At September 30, 2014, the 2013 and 2014 combined revenue milestone of $33.0 million was achieved and 3,327,114 additional shares were issued in November 2014 at a stock price of $2.88.

On April 30, 2014 the Company completed its acquisition of Norway-based Zxy Sport Tracking AS (“Zxy”). Pursuant to the terms of the Share Purchase Agreement with Zxy (the “SPA”), the Company acquired 67% of the issued and outstanding shares of Zxy for a total purchase price of $5.5 million. Pursuant to the terms of the SPA, the Company issued 1,374,545 shares of ChyronHego Common Stock (“Common Stock”) at a value of $3.3 million and issued 549,818 warrants at a value of $0.7 million, based on a Black-Scholes valuation model. The warrants give the holders the right to purchase one share of Common Stock at a price of $2.75 for a three year period from closing.

In addition, stockholders of Zxy will be entitled to an earn-out, payable in cash, in an amount equal to 15% of the net revenues from all sales of Zxy products and services from the closing date through December 31, 2018, up to $3.0 million. If and when $3.0 million in such revenues has been achieved, the earn-out rate shall be reduced to 7.5% for the remainder of the earn-out period. The stockholders are entitled to a guaranteed minimum earn-out amount of $110,000 in each of 2014, 2015 and 2016. The earn-out was valued at $1.5 million based on a discounted model measuring the likelihood of achieving certain revenue levels.

The following table summarizes the estimated allocation of the purchase price which is preliminary and subject to adjustment following the completion of the valuation process (in thousands):

Net fair value of assets acquired	$628
Intangible assets	2,600
Goodwill	3,783
7,011
Deferred tax liability	(702)
Amounts attributable to minority shareholders	(836)
$5,473

The goodwill resulting from the Zxy acquisition reflects a transponder-based sports tracking technology that the Company believes will strengthen its position in the sports analysis market across both the sports broadcast and professional sports markets. The Company believes that this preliminary estimate of goodwill will not be deductible for tax purposes.

The components and estimated useful lives of intangible assets acquired are stated below. Amortization is provided on a straight line method over the following estimated useful lives (dollar amounts in thousands):

Definite-lived intangibles:		Estimated Useful Life (in years)
Proprietary technology	$2,300	15
Tradename	300	15
	$2,600

On July 1, 2014, the Company completed its acquisition of Norway based Metaphor AS ("Metaphor") and its wholly owned subsidiaries WeatherOne AS and WeatherOne Limited (collectively referred to as "WeatherOne"). The acquisition of Metaphor and WeatherOne is referred to as the WeatherOne Transaction.

In accordance with the share purchase agreement for the acquisition of Metaphor and WeatherOne, the Company issued 1,126,228 shares of Common Stock at a value of $2.4 million, 337,870 warrants at a value of $0.3 million, based on a Black-Scholes valuation model, and $0.6 million in cash. The warrants give the holders the right to purchase one share of Common Stock at a price of $2.78 per share for a three-year period.

The following table summarizes the estimated allocation of the purchase price which is preliminary and subject to adjustment following the completion of the valuation process (in thousands):

Net fair value of assets acquired	$1,245
Intangible assets	900
Goodwill	1,440
3,585
Deferred tax liability	(244)
$3,341

The goodwill resulting from the WeatherOne Transaction reflects a weather forecast solution for broadcast and digital media that the Company believes will strengthen its product offering. The Company believes that this preliminary estimate of goodwill will not be deductible for tax purposes.

The components and estimated useful lives of intangible assets acquired are stated below. Amortization is provided on a straight line method over the following estimated useful lives (dollar amounts in thousands):

Definite-lived intangibles:		Estimated Useful Life (in years)
Proprietary technology	$400	15
Supplier relationships	400	15
Tradename	100	15
	$900

Below are the unaudited proforma results of operations for the nine months ended September 30, 2014 and 2013 as if the Company had acquired Zxy and WeatherOne on January 1, 2013. Such proforma results are not necessarily indicative of the annual results of operations that would have been achieved if the acquisitions occurred on the date assumed, nor are they necessarily indicative of future consolidated results of operations (in thousands except per share data):

	2014	2013
Net revenues	$44,495	$34,106
Net loss	(2,892)	(4,430)
Net loss per share - basic and diluted	$(0.08)	$(0.17)

9.            OTHER COMPREHENSIVE INCOME

Components and activity related to accumulated other comprehensive income (loss) is as follows (in thousands):

	Foreign		Accumulated
	Currency	Pension	Other
	Translation	Benefit	Comprehensive
	Adjustment	Costs	Income (Loss)
January 1, 2014	$131	$(552)	$(421)
Change for period	(503)	-	(503)
Amounts re-classed from accumulated other comprehensive income (loss)	-	-	-
September 30, 2014	$(372)	$(552)	$(924)

10.          DUE TO RELATED PARTIES

The balance due to related parties represents amounts that are due to certain former shareholders or employees of Hego AB that are now shareholders or employees of the Company. The balance resulted from loans to Hego AB, and dividends declared but not paid by Hego AB, prior to its merger with Chyron. Interest is accrued on the outstanding balance at the annual rate of 5.95%.

11.          SEGMENT AND GEOGRAPHIC INFORMATION

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

Operating segment data is as follows (in thousands):

	Three Months Ended September 30, 2014	Nine Months Ended September 30, 2014
Revenues:
Americas	$10,094	$26,909
EMEA	5,917	16,427
	$16,011	$43,336
Operating income (loss):
Americas	$2,229	$4,741
EMEA	650	279
Unallocated corporate expense	(5,244)	(7,529)
	$(2,365)	$(2,509)

Item 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q, including, without limitation, Management's Discussion and Analysis of Financial Condition and Results of Operations, contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act") and Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend that the forward-looking statements be covered by the safe harbor for forward-looking statements in the Exchange Act. All statements, other than statements of historical fact, that address activities, events or developments that we intend, expect, project, believe or anticipate will or may occur in the future are forward-looking statements. Such statements are based upon certain assumptions and assessments made by our management in light of their experience and their perception of historical trends, current conditions, expected future developments and other factors they believe to be appropriate. These forward-looking statements are usually accompanied by words such as "believe," "could," "plan," "may," "expect," "intend," "continue," "estimate," "likely," "will," "target," "strategy," "goal" and similar expressions.

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

Overview

On May 22, 2013 we acquired the outstanding stock of Hego AB, or Hego, and changed our name to ChyronHego Corporation. The acquisition of the Hego business provides us with strong sports products and service offerings that address the needs of sports broadcasters and sports leagues and rights holders.There are significant budgets available in the sports TV space for those companies who offer an improved viewer experience, and we believe that we will be positioned to benefit from these kinds of expenditures. Ultimately, we believe that the business combination of Chyron and Hego has placed us in the position of a global leader in broadcast graphics creation, playout and real-time data visualization.

The results of operations include the operating results of Hego since completion of the business combination on May 22, 2013. The combination of these two companies is referred to as the "Business Combination."

Results of Operations for the Three and Nine Months Ended September 30, 2014 and 2013

Net sales. Revenues for the quarter ended September 30, 2014 were $16.0 million, an increase of $2.0 million, or 15%, from the $14.0 million reported in the quarter ended September 30, 2013. Revenues for the nine months ended September 30, 2014 were $43.3 million, an increase of $10.6 million, or 33%, from the $32.7 million reported in the nine months ended September 30, 2013.

Revenues by type, for the three and nine month periods are as follows (dollars in thousands):

	Three Months				Nine Months
	Ended September 30,				Ended September 30,
		% of		% of		% of		% of
	2014	Total	2013	Total	2014	Total	2013	Total
Product	$7,105	41%	$7,697	55%	$20,540	46%	$20,415	62%
Services	8,906	59%	6,262	45%	22,796	54%	12,277	38%
	$16,011		$13,959		$43,336		$32,692

In the quarter ended September 30, 2014 our product sales were lower by 8%, compared to the quarter ended September 30, 2013 primarily due to sales in the third quarter of 2013 of systems for the Sochi Winter Olympics and for a new customer facility that were not present in the third quarter of 2014. Product sales in the nine month periods ended September 30, 2014 and 2013 were relatively flat. In the three and nine month periods ended September 30, 2014 our services revenues grew $2.6 million and $10.5 million, respectively, primarily due to the contribution of services from the Business Combination.

Gross profit. Gross margins for each of the quarters ended September 30, 2014 and 2013 were 63%. Gross margins for the nine months ended September 30, 2014 and 2013 were 62% and 67%, respectively. The decrease in the gross margin percentage in the nine month period ended September 30, 2014 is primarily attributable to product mix as our products carry a higher gross margin than our services. Absent the effect of this product mix, we have been able to obtain reasonable and consistent pricing for our materials.

Selling, general and administrative expenses. Selling, general and administrative expenses are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Sales and marketing	$4,653	$3,518	$14,214	$9,670
General and administrative	1,788	2,969	4,477	8,404
	$6,441	$6,487	$18,691	$18,074

The increase in sales and marketing ("S&M") expenses in the quarter ended September 30, 2014 as compared to the quarter ended September 30, 2013 is primarily due to increased presence at trade shows and other marketing costs and additional sales and support personnel in Europe. The increase in S&M expenses in the nine month period ended September 30, 2014, as compared to the same period in 2013, is primarily attributable to the increased presence at trade shows and other marketing expenses and additional sales and support personnel in Europe that occurred in the quarter ended September 30, 2014 and the incremental sales and marketing costs from our Business Combination.

The decrease in general and administrative ("G&A") expenses in the three months ended September 30, 2014 is primarily due to costs incurred in the third quarter of 2013 of $1.0 million in compensation related severance costs payable to a former executive officer. The decrease in G&A expenses in the nine months ended September 30, 2014 as compared to September 30, 2013 is due to $1.0 million in transaction costs relating to the Business Combination, $1.7 million in costs associated with the accelerated vesting of equity awards as a result of the Business Combination and the $1.0 million in compensation related severance costs, all incurred in 2013. These costs are not included in any periods in 2014 and are not recurring.

Research and development expenses. Research and development ("R&D") expenses were $2.2 million in the quarter ended September 30, 2014 compared to $2.4 million in the quarter ended September 30, 2013. R&D expenses were $6.5 million in each of the quarters ended September 30, 2014 and 2013. Our consolidated R&D costs remain fairly consistent in 2014 as compared to all corresponding periods in 2013, although such R&D costs are re-directed as projects are completed and new initiatives begin.

Change in fair value of contingent consideration. In connection with the Business Combination, a portion of the purchase price consisted of contingent consideration of shares of ChyronHego common stock. The fair value of any contingent consideration was established at the date of the Business Combination and included in the total purchase price at fair value. The contingent consideration is then adjusted to the then current fair value as an increase or decrease to earnings in each reporting period. In the three and nine months ended September 30, 2014 a net decrease to earnings of $3.8 million and $4.2 million, respectively have been recorded in order to adjust the contingent consideration to $9.9 million, its current fair value at September 30, 2014.

Interest expense, net. Interest expense, net decreased in the three months ended September 30, 2014 as compared to the quarter ended September 30, 2013 due to the full paydown of our U.S. term loan in 2013. Interest expense increased in the nine months ended September 30, 2014 as compared to September 30, 2013 due to higher outstanding borrowings in the nine month period in 2014.

Other income (loss), net. The components of other income (loss), net are as follows (in thousands):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2014	2013	2014	2013
Foreign exchange transaction (loss) gain	$(11)	$30	$72	$(48)
Loss on disposal of fixed assets	-	-	(74)	-
Other	(11)	-	(21)	11
	$(22)	$30	$(23)	$(37)

We continue to be exposed to foreign currency and exchange risk in the normal course of business due to international transactions. However, we believe that this risk is not material to our near-term financial position or results of operations. This exposure has increased due to our Business Combination, as a result of which a larger percentage of our business is transacted in foreign currencies.

Income tax benefit (expense), net. In the three and nine months ended September 30, 2014 we recorded income tax expense of $0.1 and $0.01 million, respectively. In the three and nine months ended September 30, 2013 we recorded a benefit of $0.03 million and an income tax expense of $0.07 million, respectively. The difference between our effective income tax rate and the federal statutory rate is primarily due to the mark to market adjustment for the contingent liability associated with the Business Combination that will not be deductible for tax purposes, the amount of expense associated with our share-based payment arrangements which is also not deductible and international tax rate differences.

Liquidity and Capital Resources

At September 30, 2014, we had cash and cash equivalents on hand of $5.9 million and working capital of $7.0 million. In the first nine months of 2014, approximately $1.1 million in cash was generated from operations and we used cash to fund acquisitions of property and equipment of $1.3 million primarily in connection with our services to provide several European soccer leagues with real-time digital sports data systems and to purchase a new trade show booth for our participation at NAB 2014. We experienced an increase in accounts receivable based on increased revenues and for amounts not yet due based on customer payment terms. Cash also increased by approximately $0.9 million as a result of the acquisition of Zxy Sport Tracking AS ("Zxy") and Metaphor AS ("Metaphor") and its wholly owned subsidiaries WeatherOne AS and Weather One Limited (collectively referred to as "Weather One").

During the third quarter of 2014 we made a required contribution to our pension plan of $0.1 million. Based on current assumptions, we expect to make contributions of $0.3 million over the next twelve months as required under ERISA. Our pension plan assets were valued at $6.0 million at September 30, 2014 and $5.7 million at December 31, 2013. Our investment strategy has been consistent in recent years and we believe that the pension plan's assets are more than adequate to meet pension plan obligations for the next twelve months.

In November 2013, we entered into a new two-year $4.0 million revolving line of credit (the "Revolver") with Silicon Valley Bank, or SVB. Borrowings on the Revolver will be based on 80% of eligible accounts receivable. At September 30, 2014, available borrowings were $4.0 million, but no borrowings were outstanding. We are also required to maintain an adjusted quick ratio ("AQR") of at least 1.25 to 1.0, measured at each calendar month-end. Additionally, if our AQR falls below 1.5x at any month-end, then any borrowings will be repaid by SVB applying collections to reduce the revolving loan balance on a daily basis, until such time as the month-end AQR is again 1.5x or greater. If the AQR at month-end is 1.5x or greater, we will maintain a static loan balance and all collections will be deposited into our operating account. The Revolver will bear interest at a floating annual rate equal to SVB's prime rate ("Prime") +1.25%. If our AQR falls below 1.5x at any month-end, the interest rate will be Prime +1.75%.

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

We also have revolving credit facilities associated with our European operations that total $1.2 million of which $0.8 million is outstanding at September 30, 2014. The revolving credit facilities have expiration dates of December 31, 2014 and automatically renew for twelve month periods unless notified by the lender ninety days prior to expiration. In addition, we have two outstanding term loans in Europe that total $0.03 million at September 30, 2014. These term loans require principal payments that total $8 thousand per month and will mature in 2014 and 2015.

In connection with the acquisition of Granvideo AB in 2013, we issued a note payable to the previous shareholder in the principal amount of $1.2 million with a maturity date of December 31, 2017. The note does not bear interest and accordingly was recorded at an original discounted amount of $1.04 million. We made principal payments of $0.06 million on September 1, 2013 and $0.1 million on November 15, 2013 and are required to make four equal annual payments of $0.26 million on December 31 of each year from 2014 to 2017. The principal balance at September 30, 2014 was $0.9 million.

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

We believe that cash on hand, net cash to be generated in the business, and availability of funding under our credit facilities, will be sufficient to meet our cash requirements for at least the next twelve months if we are able to achieve our planned results of operations and retain the availability of credit under our Revolver.

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

ITEM 4.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e)) of the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's ("SEC") rules and forms and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure, particularly during the period in which this report was being prepared.

On May 22, 2013 we completed the Business Combination for a purchase price of $24.6 million represented substantially by goodwill and identifiable intangible assets. Hego's operations contributed approximately $7.0 million in revenues to our consolidated financial results for the three months ended September 30, 2014. We continue to evaluate the internal control over financial reporting of the acquired business. As permitted by SEC Staff Interpretive Guidance for newly acquired businesses, the internal control over financial reporting of Hego was excluded from a formal evaluation of the effectiveness of our disclosure controls and procedures as of September 30, 2014. A report will be included in our annual report on Form 10-K for the year ending December 31, 2014.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In July of 2014, we issued 1,126,228 shares of our common stock in a private transaction in connection with our acquisition of Metaphor AS (“Metaphor”). This issuance of shares of common stock was not registered under the Securities Act of 1933, as amended (the “Securities Act”) in reliance upon the exemption from registration provided by Section 4(2) of the Securities Act.

In connection with the acquisition of Metaphor, the Company also issued 337,870 warrants to purchase our common stock at $2.78 per share for a three year period from closing.

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

101**

Interactive Data Files formatted in XBRL (Extensible Business Reporting Language) from (a) our Consolidated Balance Sheets as of September 30, 2014 (unaudited) and December 31, 2013, (b) our Consolidated Statements of Operations for the Three and Nine Months ended September 30, 2014 and 2013 (unaudited), (c) our Consolidated Statements of Comprehensive Income (Loss) for the Three and Nine Months ended September 30, 2014 and 2013 (unaudited), (d) our Consolidated Statements of Cash Flows for the Nine Months ended September 30, 2014 and 2013 (unaudited) and (e) the Notes to such Consolidated Financial Statements (unaudited).

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CHYRONHEGO CORPORATION
(Registrant)

November 14, 2014	/s/ Johan Apel
(Date)	Johan Apel
Chief Executive Officer
(Principal Executive Officer)

November 14, 2014	/s/ Dawn Johnston
(Date)	Dawn Johnston
Interim Chief Financial Officer
(Principal Financial Officer)